Form 10-K
period 2011-12-31
Cardigant Medical Inc.
filed 2012-04-02
CIK 1491487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

X For the fiscal year ended December 31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.


                                       Cardigant Medical Inc.
                     (Exact Name of Registrant as Specified in Its Charter)

                                            Delaware
                                (State or other jurisdiction of
                                 incorporation or organization)

                                           26-4731758
                               (I.R.S. Employer Identification No.)

				  1500 Rosecrans Ave, St 500
                                   Manhattan Beach, CA 90266
                  (Address of principal executive offices and zip code)

                                         (310) 421-8654
                  (Registrant's telephone number, including area code)

                 Securities registered under Section 12(b) of the Act:
                                           None

               Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, par value $0.001 per share
                                           None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes _ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange --------------------------------- page 1 --------------------------------------

Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer? and smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer _

Accelerated filer _

Non-accelerated filer _

Smaller reporting company X


Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes_ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2,300,000.

As of March 15, 2012 there were 11,337,897 shares of the issuer's common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and --------------------------------- page 2 --------------------------------------

Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking statements, including the terms believes, estimates, anticipates, expects, plans, intends, may, will or should or, in each case, their negative, plural or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning: our business strategy, outlook, objectives, clinical success of our technology, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations; plans regarding our efforts to gain regulatory approval for our HDL based technology for the regression of stabilization of atherosclerotic plaque buildup; the possibility, timing and outcome of submitting regulatory filings for our technology under development; our research and development programs for our HDL based technology and other possible uses or indications for use of our technology in reducing and stabilizing lipid based plaques, including planning for and timing of any clinical trials and potential development and or commercialization milestones; the development of financial, clinical, licensing and distribution plans related to the potential commercialization of our drug products, if approved; and plans regarding potential strategic alliances and other collaborative arrangements with pharmaceutical companies or other joint venture partners to develop, license, manufacture and or market our products.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Examples of the risks and uncertainties include, but are not limited to:

RISKS RELATED TO OUR BUSINESS
Our business and our ability to realize the potential advantages of our technology are subject to a number of risks which should be considered before making an investment decision. These risks are discussed more fully in the "Risk Factors" section of this filing. Some of the more substantial risks that should be taken into account when considering an investment in our shares include but are not limited to the following:

We have a very limited operating history.

We have incurred losses since our inception in April of 2009 and we expect to continue to incur substantial losses for the foreseeable future.
--------------------------------- page 3 --------------------------------------

We may never achieve or maintain profitability.

We are currently understaffed. While we are recruiting for key technical positions, we may be unable to fill these positions or retain the talent and relationships we currently have.

Our current financial position includes a lack of capitalization necessary to execute on our business plan. This requires that we raise additional funds. This will result in dilution to shareholders, and we may be unable to raise any additional capital or raise capital on attractive terms. Our ability to continue our research and conduct clinical trials also involves a significant amount of capital of which we may not be able to raise in sufficient quantity and of which we do not currently possess. The manufacturing of our drug candidate is expensive and difficult as it is a biologic. We may be unable to establish a scalable process that is either cost effective and or in sufficient commercial or clinical quantities. Additionally We may be unable to compete with better capitalized and or technically managed companies targeting similar diseases using similar technological approaches.

The nature of our business and technology is highly complex and our lead product candidate simply may not work for its intended clinical application.

The eventual sale of our drug candidate will be subject to numerous regulatory challenges imposed by the FDA and regulatory bodies in other countries. We may be unable to comply with these regulations and gain approval for the sale of our drug candidate in any region of the world.

There is currently no market for the trading of our shares and there is no guarantee that one will develop or at what prices and volume.

We are currently raising funds through a registered offering. There is no minimum amount of shares that are required to be sold by the company as a part of this offering. This means that while the company may sell some shares, it may not receive adequate funds to execute its business plan or continue its operations. Additional risks associated with our offering can be found in the Risk Factors section of our Prospectus as filed with the SEC.

The company's Chief Executive Officer also fills the role of Chief Financial Officer, Chief Accounting Officer and sole corporate director. This prohibits any segregation of duties and creates potential conflicts of interests that normally would be managed by individuals filling those positions uniquely.

Special Note Regarding Forward-Looking Statements
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. We make these types of statements directly in this prospectus. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words or terms of similar substance used in connection with any discussion of future operating results or financial performance identify forward-looking statements. --------------------------------- page 4 --------------------------------------

All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed in the "Risk Factors" section below, as well as any cautionary language in this prospectus, provide examples of these risks and uncertainties. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this prospectus. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, subject to our obligations under federal securities laws.

Cardigant Medical Inc.
--------------------------------- page 5 --------------------------------------

Table of Contents to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

PART I

ITEM 1.  BUSINESS                                             Page 07

ITEM 1A. RISK FACTORS                                         Page 15

ITEM 1B. UNRESOLVED STAFF COMMENTS                            Page 27

ITEM 2.  PROPERTIES                                           Page 27

ITEM 3.  LEGAL PROCEEDINGS                                    Page 28

ITEM 4.  MINE SAFETY DISCLOSURES                              Page 28

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED       Page 28
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
EQUITY SECURITIES

ITEM 6.  SELECTED FINANCIAL DATA                              Page 28

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF              Page 28
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES            Page 39
ABOUT MARKET RISK

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          Page 40

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS        Page 49
ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.  CONTROLS AND PROCEDURES                             Page 49

ITEM 9B.  OTHER INFORMATION                                   Page 50

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND                   Page 50
CORPORATE GOVERNANCE

ITEM 11.  EXECUTIVE COMPENSATION                              Page 52

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL            Page 53
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED                   Page 55
TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES              Page 55

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES             Page 55
--------------------------------- page 6 --------------------------------------

PART I

ITEM 1.                      BUSINESS.

CORPORATE HISTORY

Corporate Information
We were incorporated in Delaware in April 2009. Our principal executive office is located at 1500 Rosecrans Avenue, Suite 500, Manhattan Beach, CA 90266. We have laboratory space in Pasadena, CA. Our telephone number is (310) 421-8654. Our website address is www.cardigant.com. Information contained in, or accessible through, our website does not constitute a part of, and is not incorporated into, this prospectus. Our fiscal year end is December 31.

We are focused on the use of biologics and combination biologics and devices for the treatment of acute coronary syndromes("ACS") and aortic valve stenosis ("AVS"). We have a very limited operating history, but were formed to merge certain expertise in drug delivery devices with high density lipoprotein based compounds. There is currently no active market for our common stock.

BUSINESS OVERVIEW

Our primary focus is on treating atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature as well as stenosis of the aortic valve using systemic delivery of large molecule therapeutics based on high density lipoprotein ("HDL") targets. Our secondary focus is on the use of targeted local delivery to reduce systemic exposure --------------------------------- page 7 --------------------------------------
and drug dosage. We are evaluating proteins based on the Apolipoprotein
A-I ("Apoa-1") structure found in HDL to address our primary focus.
We are looking at both the naturally occurring sequence of apoa-1 as well as naturally occurring and synthetically modified sequences.

We are utilizing proprietary delivery catheters for targeted local delivery to achieve our secondary focus. Our lead drug product will be based on the apoa-1 protein. Circulating Apoa-1 is a protein that in humans is encoded by the Apoa-1 gene. It has a specific role in the metabolism of lipids. Naturally occurring Apoa-1 is the major protein component of HDL also known as the good cholesterol. The Apoa-1 protein constitutes roughly 70% of the HDL particle composition. Circulating plasma levels of HDL have been shown to be inversely correlated with coronary artery disease.

Our work has focused on the evaluation of various mutations of the genetic sequence of the Apoa-1 protein versus the naturally occurring sequence, the design and development of various drug delivery technologies and the optimization of drug and delivery formulations. We have pre-clinically evaluated various mutations of the Apoa-1 protein against the naturally occurring sequence as well as delivery methods to treat simulated stable and unstable plaque lesions. The output of our work and previous academic work is an optimized drug formulation designed to address the acute coronary syndrome patient. Our recent and ongoing work is in finalizing the drug formulation and the preparation for a regulatory filing to evaluate the safety of our product candidate in humans.

DISEASE STATE OVERVIEW

Cardiovascular disease consists of a broad group of diseases of the heart and blood vessels. One of the most common cardiovascular diseases stems from the progression of atherosclerosis. Atherosclerosis results from the accumulation of fat and cholesterol in the artery wall, leading to plaque that can cause narrowing and hardening of the arteries, eventually resulting in a loss of elasticity and function. The process of atherosclerosis can lead to a complete blockage or a rupture of the plaque causing a heart attack and or stroke. Sixty to eighty percent of all heart attacks are caused by a ruptured plaque lesion with 935 thousand new and recurrent heart attacks in the US each year (2009 American Heart Association Statistics). Unfortunately most vulnerable plaque lesions are asymptomatic as the plaque buildup occurs within the arterial wall and does not always substantially protrude into the vessel causing any ischemic symptoms. As such intravascular diagnostic techniques such as angiograms are often unable to detect a vulnerable plaque lesion. Upon rupture of a plaque lesion, the arterial wall empties its lipid rich pool into the blood stream where it can either cause a clot further downstream or simply remain adjacent to the rupture site where it is eventually attacked by the body causing a clot and complete or partial blockage. It has been established over the course of scientific research spanning the last few decades that the risk of cardiovascular disease can be reduced with proper cholesterol management. Cholesterol is actually required for normal cell function and overall health. Our bodies obtain cholesterol both through the foods we eat and by manufacturing cholesterol inside some of our cells and organs. Cholesterol --------------------------------- page 8 --------------------------------------
either remains within the cell or is transported by the blood to various organs. The major carriers for cholesterol in the blood are known as lipoproteins, which are particles composed of fat and protein, including low density lipoprotein ("LDL") and HDL. LDL delivers cholesterol to organs where it can be used to produce hormones, maintain healthy cells or be transformed into natural products that assist in the digestion of other lipids. HDL removes excess cholesterol from arteries and tissues to transport it back to the liver for elimination known as reverse cholesterol transport. In a healthy human body, there is a balance between the delivery and removal of cholesterol from the blood. Over time, however, an imbalance can occur in which there is too much cholesterol delivery by LDL and too little cholesterol removal by HDL. When people have a high level of LDL cholesterol and a low level of HDL cholesterol, there is more cholesterol being deposited in the arterial walls than being removed. This imbalance can contribute to cardiovascular disease. The current treatments for high cholesterol levels primarily focus on the reduction of LDL. While many widely prescribed LDL treatments such as statins effectively slow the buildup of dangerous atherosclerotic plaque, they may do little to reduce existing plaque. Statin drugs can also have a broad spectrum of potential side effects including liver toxicity. Other treatments have focused on the management of HDL. The net effect of increasing HDL may be an increase in the transport of cholesterol that leads to lower total body cholesterol and a reduced risk of cardiovascular disease. In the acute coronary syndrome patient, the patient can present with unstable angina or a myocardial infarction otherwise known as a heart attack. While most heart attacks are caused by a ruptured plaque lesion caused by an over accumulation of plaque in the artery wall, this over accumulation can also be problematic in the aftermath of an acute ischemic event such as a heart attack. When a heart attack occurs, a region of the heart muscle is deprived of blood flow and thereby oxygen. Often the treatment is the use of thrombolytics to break up the clot or angioplasty and or stenting to open the restricted blood vessel.
In response to the transient ischemia and the subsequent reperfusion of oxygen rich blood, the body responds in a cascade of events. These events include the activation of the complement system and the up and down regulation of acute phase proteins. The net result of this ischemia induced response is often the release of granulocyte neutrophils, macrophages and pro-inflammatory cytokines. These pro-inflammatory molecules often infiltrate adjacent coronary sites and can be responsible for the conversion from stable to unstable of additional blood vessel lesions. As a result, there is a high propensity for repeat infarcts and elevated mortality within the subsequent six month time period. Because of this additional risk, we believe there is a strong need for a drug candidate that can effectively stabilize these plaque lesions in the aftermath of an acute ischemic event.


APOA-1 OVERVIEW

Wild type Apoa-1 is a protein that in humans is encoded by the Apoa-1 gene.
Its primary sequence is a 243 amino acid protein which has a highly specific role in the excretion and metabolism of lipids. The Apoa-1 protein tertiary sequence is largely a repeating alpha helical structure with specific binding domains. Apoa-1 is the major protein component of HDL in plasma. The protein --------------------------------- page 9 --------------------------------------
comprises approximately 70% of the total protein content of HDL particles and promotes cholesterol efflux from peripheral tissues to the liver for excretion in a process known as reverse cholesterol transport ("RCT"). The exact method of activation of the RCT process is still being evaluated, but it is known that Apoa-1 has a specific interaction with the enzyme Lecithin Cholesterol Acyltransferase ("LCAT"). LCAT is a major enzyme involved in the esterification of free cholesterol present in circulating plasma lipoproteins and as such is a major determinant of plasma HDL concentration. It is believed that the enzyme is responsible for the conversion from a discoidal to spherical HDL particle which can then take on cholesterol . Apoa-1 is a modulator of this interaction. It has been shown that the Apoa-1 protein has strong anti-oxidant properties as well. This is important as the oxidation of HDL particularly in the pro-inflammatory environment of the acute coronary patient has been shown to convert HDL from anti-inflammatory to pro-inflammatory. We believe that an Apoa-1 mutation that exhibits higher anti-oxidant capacity will be a stronger target than naturally occurring wild type Apoa-1. We have evaluated in animal models our Apoa-1 mutation against the naturally occurring wild type sequence and found it to possess stronger anti-oxidant properties.

BUSINESS STRATEGY

Our goal is to establish clinical proof of concept for our drug product and then selectively pursue strategic collaborations for the commercialization for our product candidates. We also expect to seek partners in selective regions to help shoulder some of the financial and development burden for the global clinical development of drug compound. Our motivation for doing this is to reduce the amount of capital necessary to be raised, reduce potential shareholder dilution and increase speed through the clinical trial process. While we recognize that multiple disease segments can be potentially treated with our technology, we would like to remain focused on establishing proof of concept and continuing clinical trials for the acute coronary syndrome patient and those suffering from moderate aortic valve stenosis. We believe these two indications provide the best chance of success and adequate return on investment for our shareholders.

We currently have a small lab space where we conduct in vitro experiments and produce products for our pre-clinical studies, however, this lab space is not sufficient to produce clinical grade of our drug candidate or material that can be used for US FDA toxicology studies. The US FDA requires that material created for the purpose of conducting animal studies designed to establish the safety of a therapeutic must be produced under the standards known as Good Laboratory Practices "GLP". This requires a comprehensive set of documented procedures and validated test methods. Our laboratory is not considered a GLP facility. There are several contract labs that are certified as GLP labs that we can contract with to produce our materials. We do not currently have any contractual commitments with any lab to perform this work, but are currently initiating discussions with some labs to establish this relationship. We currently outsource our in vivo studies to contract research organizations and plan to continue outsourcing most of our in vivo work. These labs have included Covance, Synecor LLC, Comparative Biosciences Inc, Aragen Biosciences and Gateway Medical. We currently do not have any open contracts with any --------------------------------- page 10 -------------------------------------
contract research organizations. We make decisions on which contract research organization to contract with on a study by study basis taking into account factors such as lead time, particular experience with an animal model and cost among other factors. Additionally we need to establish production for our drug candidate conducted within FDA regulated facilities operating under Good Manufacturing Practices "GMP". GMP consists of a set of documented processes and procedures where products are manufactured under highly controlled and traceable environments. We plan to contract for this work. We believe this allows us to better control costs and manage the risk associated with a changing regulatory environment. We have basic processes covering the manufacture of our drug candidate in pilot scale quantities and will likely need to spend considerable efforts scaling up this process and transferring it to a 3rd party contract manufacturer. GMP material is not required for all animal studies, but is required for any human studies. We do not currently have any contractual arrangements with any GMP manufacturer for any of our products.

Market Opportunity for an HDL based therapeutic
Sixty - eighty percent of new and recurrent heart attacks in the United States each year are caused by a ruptured plaque lesion (935 thousand new cases in the US alone (2009 American Heart Association) , 2.2 million in the US, Europe and Japan combined representing a multibillion US dollar market opportunity. The risk for the company is whether our eventual lead drug product will achieve clinically relevant endpoints in a safe and cost effective manner.

Clinical Development of an HDL based therapeutic
It is our goal to initiate a First In Man clinical study before the end of 2012. Based on our current regulatory strategy, we expect this trial to be in the US. We have been in discussions with Clinical Research Organizations and are currently conducting our pre-clinical studies based on the submission requirements necessary for a US first in man trial.

Manufacturing
The method for locally delivering our drug candidate currently requires two products, a biologic and one FDA approved catheter. The catheter is owned and supplied by Mercatur Medsystems of San Leandro, CA and does not require any additional process or product development. They have established GMP manufacturing for this catheter and we expect that they will continue to be our supplier. In the future we will be required to negotiate a definitive supply agreement that will guarantee us a steady supply or provide us the right to establish 3rd party manufacturing. If we are unable to negotiate a supply agreement on favorable terms, we have developed local delivery catheters that can be used as a substitute. We are capable of producing small batches of material for evaluation in our lab. We are currently working on process development and clinical grade standard operating procedures. Once we have a validated process for our protein complex, we will look to find a qualified vendor. We do not anticipate the purchase of any equipment within the next 12 months in order to execute our business plan. Occasionally we will contract with a contract manufacturer to produce larger quantities. We do not currently have any open contracts for any protein purchases with any vendor. --------------------------------- page 11 -------------------------------------

Sales and Marketing
We currently do not have any sales and marketing infrastructure and do not plan on establishing any within the next few years. We expect to pursue strategic marketing and distributing collaboration when that time comes.

Intellectual Property
Our intellectual property is divided into four (4) categories: Compound, delivery method, transfection, supply agreements.

Compound: We have exclusive US rights to patent US2005287636(A1) - "Proap olipoproteinA-I mutant and pharmaceutical composition comprising the same for prevention and treatment of atherosclerosis and hyperlipidemia" and related filings. This patent has been issues in Korea and the US and covers the gene sequence, protein product, and ecoli expression system method for manufacture. It is anticipated that this patent will expire in 2024 not including any potential extensions based on the Hatch-Waxman Act. We have not determined if we will advance this compound into the clinic, however, we do have rights to do so in the US. As stated elsewhere, we have not made a determination as to whether we will advance this compound into the clinic as we are evaluating other similar but non patented protein sequences. As such it is possible that we may not have patent protection for a drug that we decide to advance into the clinic.

Delivery Method: We expect to file provisional applications related to the delivery method that we have pre-clinically evaluated. There is no guarantee that we will file a patent application within the required one year time frame after the provisional filing. Additionally there is no guarantee that an actual patent will be issued. The provisional application process provides a recorded date of file for the US market. It also allows for priority to be claimed internationally if a patent application is filed within the US within the one year timeframe.

Supply Agreements: We do not plan to initiate any First in Man studies without all required Material Supply Agreements in place to ensure the required supply. Additionally we plan to seek exclusive supply agreements for the Field in which we are operating. How the Field gets defined and what level of exclusivity is subject to negotiations.

Know-how: We have developed proprietary standard operating procedures and animal models for producing and evaluating our technology. We consider these processes and methods confidential to our business. As such we seek to limit disclosure of this information to those parties that consent to signing confidentiality agreements limiting their ability to act on such information and to disclose to others.

Additionally, we have generated know-how related to the manufacturing of our biologic products as we have produced small scale batches. Some of this know-how may be relevant for larger scale production.

COMPETITION
Our industry is subject to rapid and intense technological change. We will --------------------------------- page 12 -------------------------------------
without a doubt face companies with better capitalization and technological expertise. The vascular space is fiercely competitive and there are numerous compounds and delivery approaches under study. Specifically related to apoa-1, there are 4 companies that we are aware of working in this area. Drug development is a cost intensive project with millions of dollars necessary to successfully develop, test and market compounds successfully. We expect to seek multiple financial or strategic financing opportunities in our development of our IP.

Related Party Transactions
The Company has thus far received most of its working capital from its founder Jerett A. Creed. These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum. On January 4th, 2010, Mr. Creed converted $50,000 of his outstanding shareholder loan balance in exchange for eleven million shares of the Company. There was no compensation or interest expense included in the conversion.

U.S. GOVERNMENT REGULATION
In the United States, our product candidate will be regulated by the FDA as a biological product. Biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and related regulations, and other federal, state and local statutes and regulations. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an Institutional Review Board, or IRB, of a clinical hold on trials, the FDA's refusal to approve pending applications or supplements, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

The process for FDA approval for a drug or biologic in the US can be a costly and lengthy process. In general it is divided into four phases of development. These include the pre-clinical phase, phase I, phase II and phase III. During the pre-clinical phase all studies are designed in animals to establish the correct dosage level, the frequency and method of administration and the short and long term survival of the animals. During phase I, a small scale human study is initiated usually in healthy human subjects looking at how well the drug is tolerated, how it is processed by the human body, and the correct dosing. During phase II, it is then tested for effectiveness for its intended disease treatment in a small number of patients, usually between 100-300. During phase III, a large scale study is performed of the effectiveness and side effects of the drug in a larger population. This can be between 350 up to several thousand patients. The FDA will look at the Phase III data to determine if the drug is safe and effective for its intended treatment.

PRIVACY LAWS
Federal and state laws govern our ability to obtain and, in some cases, to use and disclose data we need to conduct research activities. Through the Health --------------------------------- page 13 -------------------------------------

Insurance Portability and Accountability Act of 1996, or HIPAA, Congress required the Department of Health and Human Services to issue a series of regulations establishing standards for the electronic transmission of certain health information. Among these regulations were standards for the privacy of individually identifiable health information. HIPAA does not preempt, or override, state privacy laws that provide even more protection for individuals' health information. These laws' requirements could further complicate our ability to obtain necessary research data from our collaborators. In addition, certain state privacy and genetic testing laws may directly regulate our research activities, affecting the manner in which we use and disclose individuals' health information, potentially increasing our cost of doing business, and exposing us to liability claims. In addition, patients and research collaborators may have contractual rights that further limit our ability to use and disclose individually identifiable health information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

OTHER REGULATIONS
In addition to privacy law requirements and regulations enforced by the FDA, we also are subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms and various radioactive compounds used in connection with our research and development activities. These laws include, but are not limited to, the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, we cannot assure you that accidental contamination or injury to employees and third parties from these materials will not occur. We may not have adequate insurance to cover claims arising from our use and disposal of these hazardous substances. We do maintain a $2 million general liability policy for our work that is conducted at our Pasadena laboratory.

FOREIGN REGULATION
In addition to regulations in the United States, we may be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of biological products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements governing the conduct of clinical trials and the approval process vary from country to country and the time may be longer or shorter than that required for FDA approval.

EMPLOYEES
As of December 31, 2011 we had three employees, Jerett Creed serving as our Chief Executive Officer and Chief Financial Officer, Ralph Sinibaldi, PhD --------------------------------- page 14 -------------------------------------
serving as our Chief Scientific Officer and Emerson Perin, MD, PhD serving as our Chief Medical Officer. Mr. Creed's Employment Agreement extends until he is no longer able or willing to provide services to us. Mr. Creed is entitled to annual compensation in the amount of $120,000 per year. Additionally the agreement provides for 5% accrued annual interest on the outstanding principle balance for any funds advanced to us or unreimbursed by us from the employee for recognized business expenses. Dr. Sinibaldi is being compensated on an hourly basis for time served paid as a mixture of cash and stock. Our CSO is currently compensated at the rate of $100/ hour plus the equivalent of $100/ hour of compensation paid in equity priced at $0.20 per share. This equity conversion price will increase to the amount of our offering price once the price is determined. Dr. Perin is being compensated solely in equity. A total of 30,000 shares over a 21 month period will be paid representing compensation in the amount of $6,000. This arrangement may be augmented with an hourly fee as we move closer to filing for approval to conduct a clinical study. If this happens, we anticipate offering a similar compensation structure as our CSO which would include a $200 per hour rate paid 50% in equity based on the fair market value of the shares at the time and 50% in cash.

We estimate that we need to hire an additional 6 full time equivalent staff in the next 12-18 months including two officer level positions.

FACILITIES
Our corporate headquarters are located in Manhattan Beach, CA and we maintain a working laboratory in Pasadena, CA.

LEGAL PROCEEDINGS
We are not currently a party to or engaged in any material legal proceedings. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

ITEM 1A.                      RISK FACTORS.

RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information included in this filing, before you decide to purchase shares of our common stock. If any of the following risks actually occurs, they may harm our business, prospects, financial condition and operating results. As a result, the trading price of our common stock if a market develops could decline and you could lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS
We have extremely limited operating history.

We have incurred losses since our inception in April 2009 and will continue to incur losses until we receive a product approval. Even if we are able to receive product approval, we may be unable to become or maintain profitability. Most of our activities since our inception have focused on organization, startup and securing appropriate rights to our product. We have not completed --------------------------------- page 15 -------------------------------------
development of our product candidate necessary to initiate a phase I study. Because of the numerous risks associated with drug development, we are unable to predict whether our development efforts will be successful. Additionally, we are lacking a strong development infrastructure that will be required for successfully executing on a complex technology development program.

We expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase in the foreseeable future as we seek to:

 - complete our pre-clinical testing in preparation for a regulatory submission for a First in Man study;

 - initiate our First in Man study;

 - hire additional key clinical and scientific personnel;

 - complete validation of our product manufacturing;

 - scale up our manufacturing for clinical quantities and cGMP production;

 - maintain, expand and defend our intellectual property portfolio;

 - hire financial and accounting personnel as well as augment our internal control policies and procedures required for expanding our operations and our status as a company subject to public reporting requirements.

To become and remain profitable, we must succeed in developing and eventually commercializing our product with significant market potential. This will require us to be successful in a range of challenging activities, including successfully completing preclinical and in vitro testing and clinical trials of our product candidate, obtaining regulatory approvals, manufacturing validation and establishing sufficient sales and marketing infrastructure. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business or continue our operations. A decline in the market price of our common stock could also cause a loss of all or part of any investment in our common stock.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We are a development stage company and have no commercial products. Our product candidate is still being developed and will require significant additional pre-clinical, in vitro and clinical development and additional investment before it can be commercialized. We anticipate that our most advanced product candidate will not be commercially available for several years, if it becomes available at all.
--------------------------------- page 16 -------------------------------------

Our research and development expenses will continue to increase in connection with our ongoing activities. If we are unable to raise additional funding as needed or on attractive terms, we would be forced to delay, reduce or abandon our development and commercialization efforts.

We anticipate that it will cost us $1,335,000 to get us to be in a position to file for an IND with a regulatory body of which we currently do not have.

Our future capital requirements will depend on many factors, including:

 - the progress and results of our research and preclinical development programs;

 - the scale, progress, results, costs, timing and outcomes of any clinical trials of our product candidate;

 - the costs of contracting, operating, expanding and enhancing our contract manufacturing facilities and capabilities to support our pre-clinical and clinical activities and, if our product candidates are approved, our commercialization activities;

 - the costs of maintaining, increasing and defending our intellectual property portfolio, including potential litigation costs and liabilities;

As a result of these factors, we are currently and will need to continue seeking additional funding. We would likely seek such funding through public or private financings or some combination of the two. We might also seek funding through collaborative arrangements if we determine them to be necessary or mutually beneficial. Additional funding may not be available to us on acceptable terms, or at all. If we obtain capital through strategic arrangements, these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receiving only a portion of any revenues associated with the collaborative project. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders. If we raise additional capital through the incurrence of indebtedness, we would likely become subject to loan covenants restricting our business activities, and holders of debt instruments would have senior rights and privileges to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce or eliminate our technology development programs. This scenario could cause us to accept terms at less than attractive rates which could increase then shareholders dilution and could possibly decrease the value of our common stock.

Our operating history may make it difficult for you to evaluate the success of --------------------------------- page 17 -------------------------------------
our business to date and to assess our future viability.

Our operations to date have been extremely limited and as such will not provide a reasonable ability for you to gauge management's ability to successfully manage and execute on a complex technology development program such as is contemplated herein. We have not yet demonstrated our ability to complete clinical studies, obtain regulatory approvals and manufacture a commercial scale product to cGMP standards. This burden will become more difficult due to the increased requirements for public company reporting.

Our failure to perform on any of these items could hinder our ability to commercialize our technology or raise additional funds as may be needed. Additionally as we have an operating history that began during 2009, it will be more difficult to ascertain through study of the financial statements any future trends to be understood by comparatively looking at past performance.

If we are not able to retain and recruit qualified management and technical personnel, we may fail in developing or commercializing our technologies and product candidates.

Our future success depends to a significant extent on the skills, experience and efforts of our scientific and management teams, including Jerett A. Creed our Chief Executive Officer and our Chief Financial Officer, Ralph Sinibaldi,PhD our Chief Scientific Officer, and Emerson Perin, MD, PhD our Chief Medical Officer. Both our Chief Scientific Officer and Chief Medical Officer are part time and conduct work on an as needed basis. While we have other scientific consultants currently working for us, our near term efforts will depend entirely on our current management until we augment our management team with non-consulting personnel. Additionally, we rely heavily on external consultants for scientific, regulatory, legal, and financial advice. It is our intent to recruit for these positions in the near term, however, we may be unable to find qualified talent at market rates. Additionally our ability to recruit and retain the required talent may be tied to our ability to pay market rates for which we may not have sufficient funding. While we have not had any difficulty to date in identifying consulting personnel with the required expertise and experience required, we may have difficulty converting these candidates to full time roles or recruiting full time candidates. We may have to rely more extensively on our Stock Option plan to recruit and retain talent. In the event that we need to rely on our Stock Option plan, our then non-employee shareholders may be subject to additional dilution. A loss of any of our key personnel including advisors and consultants could compromise our ability to execute our business plan. None of our current consultants have indicated any plans to discontinue their services as of the date of this filing.

We have no independent board representation or independent audit or compensation committees.

We currently have one board member, Jerett A. Creed with Ralph Sinibaldi, PhD. serving as advisor. As such we do not have any independent board --------------------------------- page 18 -------------------------------------
representation of our shareholders. We expect to appoint independent board members and committee members within the next 6 months coinciding with the hiring of additional key management, but there is no guarantee that this will happen in a timely manner or at all.

RISKS RELATED TO THE DEVELOPMENT OF OUR PRODUCT CANDIDATE

If a clinical trial of our product candidate fails to demonstrate safety and or efficacy to the satisfaction of a regulatory body or does not otherwise meet primary clinical endpoints, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before a regulatory approval may be granted for the sale of our product, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

 - regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

 - clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our product development program that we think might be promising;

 - the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

 - our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

 - we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

 - regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

 - the cost of clinical trials of our product may be greater than we anticipate;
--------------------------------- page 19 -------------------------------------

 - the supply or quality of our product or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

 - our product may have undesirable side effects or other unexpected characteristics, causing us or our investigators to halt or terminate the trials.

If any of the above scenarios were to occur, our ability to continue our development program may be irreparably impaired. We may not be able to raise additional funding that would be required to conduct additional pre-clinical testing, our liability insurance may be inadequate for the potential risks that our patients are exposed to and we may be unable to convince a regulatory review board to initiate or continue testing of our product.

The results of preclinical studies may not correlate with the results of human clinical trials. Additionally early stage clinical trial results do not ensure success in later stage clinical trials and interim trial results are not always predictive of final trial results.

We have not conducted any clinical proof of concept studies. If we are successful in gaining regulatory approval for the initiation of a First in Man study, we may not realize the same results we have seen pre-clinically. Additionally, a successful phase I proof of concept study does not in any way guarantee similar results for larger scale phase I/II trials. In order to establish statistical significance, the patient sample sizes may have to be increased based on the data obtained. This would delay our development and require additional capital which we may not have or be able to raise. As we progress through our clinical development, we may discover new information calling into question the safety or efficacy of our product as we examine larger sets of data. This would require us to examine our overall program and potentially result in the abandonment of our development efforts.

We may experience delays in enrolling patients in clinical trials of our product candidates, which could delay or prevent the necessary regulatory approvals.

We may not be able to initiate or continue clinical trials of our lead compound if we are unable to locate and enroll a sufficient number of eligible patients to participate in the clinical trials required by a regulatory authority. We may also be unable to engage a sufficient number of clinical trial sites to conduct our trials or convince patients to consent to a new treatment modality.

If our lead compound is not demonstrated in clinical trials to be safe and effective for our stated indications, the value of our technology, common stock and our development programs would be significantly reduced if not reduced to zero.

We have not proven in clinical trials that our compound will be safe and effective for the indications for which we intend to seek approval. Our drug --------------------------------- page 20 -------------------------------------
compound is susceptible to various risks, including undesirable and unintended side effects, inadequate therapeutic efficacy or other characteristics that may prevent or limit potential regulatory approval or commercial use. The design of clinical trials is complex and there are often many confounding factors related to the successful achievement of meeting primary and secondary endpoints. We may not be able to meet all of the endpoints originally contemplated in a clinical protocol. Our inability to establish proof of concept clinical efficacy could render the value of our common stock worthless.

RISKS RELATED TO THE COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Our product candidate is based on a novel biologic combination that may not be well understood by or accepted by the market.

We face significant hurdles to executing our development plan through clinical trials and regulatory approval. We may receive the required regulatory approval and have limited commercial success because our technology is not well understood, too complex to administer, too expensive or simply displaced by better data from another product.

The degree of physician and patient acceptance of our product candidate will depend on many factors, including:

 - the clinical safety and efficacy of our product, the availability of alternative treatments and the perceived advantages of our product candidates over any alternative treatments;

 - the relative convenience and ease of administration, dosing tolerability and skill level required to deliver our product;

 - the frequency and severity of adverse clinical events or other undesirable side effects involving our product; and

 - the cost of our product, the reimbursement policies of government and third-party payors and our ability to obtain sufficient third-party coverage or reimbursement.

We face substantial competition from better capitalized, managed and experienced companies.

Currently there are four other companies that we are aware of working on HDL based biologics to treat acute coronary syndromes. These include the Medicines Company, Cerenis Therapeutics, CSL Limited and Sembiosys Genetics.

Due to the severity of the disease state we are targeting, there are significant research and development efforts ongoing from many large multinational pharmaceutical companies. These companies have proven track records of development, are better capitalized and often have more established relationships with academic and government organizations that may give them substantial advantages over us to commercialize competing or potentially disruptive technologies.
--------------------------------- page 21 -------------------------------------

Our ability to establish and maintain profitability will be dependent on the available levels of government and third party reimbursement.

We will have limited ability to establish the reimbursement rates for our product. We are at risk that even with successful clinical trials and regulatory approvals, we may not be able to obtain any government or third party reimbursement, the reimbursement rates may be delayed pending additional data or the reimbursement rates may be lower than anticipated by us. While we can potentially influence the reimbursement rates by designing clinical studies to specifically address quality of life and recurrence rates, the design of these trials is expensive and may require these trials to be separate from our primary clinical development pathway. There is no guarantee that even if these trials were completed, that we would be successful in establishing a timely and market rate for our product.

We have very limited experience manufacturing our product. We may not be able to contract or manufacture our product in compliance with evolving regulatory standards or in quantities sufficient for clinical or commercial sale.

The manufacture of biologic products is complex and expensive. We may be unable to transition our process from a pilot scale to a commercial scale at all or at a rate that is commercially feasible. There is no guarantee that our current contract manufacturer will continue to be able to meet our demand or be willing to further our process development efforts. If this were to happen, we would be forced to seek alternative contract manufacturers and incur substantial process transfer costs. There is no guarantee that our process could be successfully transferred to a new plant location. We are completely dependent on third parties for the supply and process development of our product at this time.
We do not currently have any in house lab facilities suitable to produce large scale biologic products. Additionally our most knowledgeable process experts for the manufacture of our product are outside advisors including the inventor of the protein. There is no guarantee that we can keep his involvement in this project.

The use of our product in humans may expose us to liability, and we may not be able to obtain adequate insurance for these claims.

The use of our product in humans subjects us to potential liability. Our product has not been tested in human subjects and therefore does not have an established safety profile. We face the risk of product liability related to the testing of our product in human clinical trials and will face an increased risk if we sell our product commercially.

If we were to face product litigation, there is no guarantee that we would have sufficient insurance coverage to defend us. We currently maintain a $2 million general liability policy to cover our lab work, but this policy would not cover any clinical trial liabilities. We do require our pre-clinical sites to carry sufficient liability to cover the employees who may come in contact with our product. Any litigation we would be involved in would likely consume substantial amounts of our financial and management resources and could result in:
--------------------------------- page 22 -------------------------------------

 - significant monetary awards against us;

 - substantial litigation costs and attorneys fees;

 - damage to our reputation;

 - slower or stopped clinical trial enrollment; and

 - a decrease or complete loss in the value of our common shares.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to create and defend our patent position, others could directly compete against us.

Our success partially depends on our ability to establish and maintain intellectual property protection for our product.

Our technology is based on drug formulations which we have developed. These drug formulations may or may not be patentable. Once we determine our final protein manufacturing process, we will determine if our product is better protected through trade secrets or by filing for patent protection. Additionally we may file method patents covering potential novel ways of using and delivering our technology, however, there is no guarantee that any method patents will be granted in the United States or in any other country we may seek protection or that they will serve as a barrier from competition from better funded or staffed organizations. Additionally the protection afforded by international patent laws as well as the enforcement actions differ from country to country. There is no guarantee that we will be able to maintain adequate protection or enforcement of our intellectual property position.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.

Our research, development and commercialization activities may infringe or be claimed to infringe patents owned by third parties to whom we do not hold licenses or other rights. There may be applications that have been filed but not published that, when issued or placed in the public domain, could be claimed against us. These third parties could bring claims against us that would cause us to incur substantial expenses. If these claims against us are successfully litigated, it could result in substantial monetary damages that we may be unable to pay or would hinder or ability to further our development efforts. If a patent infringement suit were brought against us, we could be forced to stop or delay our development efforts pending the outcome of the litigation. We are not aware of any infringement of our technology and gave not received any third party notices indicated otherwise.

We may be brought into a lawsuit to defend our intellectual property or that of third party collaborators.
--------------------------------- page 23 -------------------------------------

In the event that a competitor infringes our or our collaborator's property, we may be required to defend the patent right of our collaborators. These types of cases can be distracting and costly to management. If this were to happen, our development programs could be reduced or stopped to allow our limited resources to focus on the case. Additionally as these types of cases often require substantial discovery, there is risk that some of our confidential information could be misappropriated through outside disclosure. We have not initiated any litigation and are unaware of any pending litigation that would involve us.

RISKS RELATED TO REGULATORY APPROVAL AND OTHER GOVERNMENTAL REGULATIONS

If we are not able to obtain the necessary regulatory approvals for any of our product candidates, we may not generate sufficient revenues to continue our business operations.

Obtaining regulatory approval is a complex and timely process. There are numerous factors that may limit our ability to obtain regulatory approval in the US or internationally. Failure to achieve approval in any country where a clinical trial is conducted could have adverse effects on our financial condition.

Any or all of the following factors, among others, may cause regulatory approval for our product to be delayed, limited in marketing scope or denied:

 - our product candidate will requires significant clinical testing to demonstrate safety and efficacy before applications for approval can be filed with a regulatory body;

 - data obtained from pre-clinical and clinical trials can be interpreted in different ways, and regulatory bodies may require us to conduct additional testing;

 - it may take many years to complete the testing of our product candidates, and failure can occur at any stage of the clinical trial process;

 - Failure to meet clinical endpoints or the occurrence of serious or unexpected adverse events during a clinical trial could cause the delay or termination of our development efforts;

 - commercialization may be delayed if a regulatory body requires us to expand the size and scope of the clinical trials.

Any delays or difficulties that we encounter in obtaining regulatory approval could have a substantial adverse impact on our ability to generate product sales and cause a decrease in the value of our common stock.

If we are unable to complete our clinical trial program for a cost and time as contemplated by our business plan, we may be adversely impacted.

Our clinical trial program can be delayed for numerous reasons, many of which --------------------------------- page 24 -------------------------------------
may be beyond our control. The completion of our clinical trials may be delayed or terminated for many reasons, including if:

 - the FDA or other regulatory authority does not grant permission to proceed and places the trial on clinical hold;

 - subjects do not enroll in our clinical trials at the rate we expect;

 - subjects experience an unacceptable rate or severity of adverse side effects;

 - third party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices required by the FDA and other regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner; or

 - inspections of clinical trial sites by the FDA or by institutional review boards of research institutions participating in our clinical trials, reveal regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

Our expenses will increase if we have material delays in our clinical trials, or if we are required to modify, terminate or repeat a clinical trial. If we are unable to conduct our clinical trials on schedule, a regulatory approval may be delayed or denied by the FDA or other regulatory body. This event could cause a decrease in the value of our common stock.

Any product for which we obtain marketing approval will be subject to extensive ongoing regulatory requirements.

Because our technology deals with a biologic, there is potential that the FDA or any other regulatory body may require us to follow our clinical trial participants for an extended period of time. This requirement may be independent from a regulatory approval but could potentially increase our costs or subject us to additional risk as we may discover additional data points that were not available previously. Extended monitoring times or costs could reduce or eliminate our ability to become or maintain profitability. Additionally adverse events discovered as a result of a post market approval monitoring could still require us to pull our product from the market and reduce our ability to generate revenue.

RISKS RELATED TO THE PURCHASE OF OUR COMMON STOCK

Our shares are curently not listed or quoted on any exchange. There has never been and there may never be an active market for our common stock.

We are currently conducting a registered offering of our common stock. This risks associated with this offering can be found in the Risk Factors section of our Prospectus as filed with the SEC.
--------------------------------- page 25 -------------------------------------

If a market develops, the trading of our common stock is likely to be thin and volatile.

As there is no established track record of share price and performance for our company, it is likely that it will take some time to develop a market and a following of our stock if one develops at all. Additionally the market for biotechnology companies in particular can be volatile. The market can often react to any news that may or may not directly involve the company if it is perceived that it effects the environment in which the company operates. This can include:

 - results of clinical trials of our technology or those of our competitors;

 - regulatory or legal developments in the United States and foreign countries;

 - variations in our financial results or those of companies that are perceived to be similar to us;

 - changes in the structure of healthcare payment systems;

 - sales of substantial amounts of our stock by existing stockholders;

 - sales of our stock by insiders and large stockholders;

 - general economic, industry and market conditions;

 - additions or departures of key personnel;

 - intellectual property, product liability or other litigation against us;

 - expiration or termination of our potential relationships with collaborators; and

 - other factors described in the "Risk Factors" section.

Additionally it is not uncommon for shareholders of biotechnology companies to initiate class action lawsuits against companies that have experienced periods of extreme volatility in the share price. If we were to be subject to such a lawsuit, we would likely incur a substantial cash drain as well as the distraction of key management personnel.

If you purchase shares of our common stock, you are likely to incur significant dilution.

We will need to raise additional cash to continue our development efforts.
As there is uncertainty in the market that may develop for our common shares as well as the established market price, there is no guarantee that a future fund raising activity will be done at per share prices above what was paid in this offering or in the open market during this time. Additionally as we will be recruiting for additional senior executive positions, it is likely that stock options will be granted. We may also utilize warrants to further --------------------------------- page 26 -------------------------------------
incentivize some of our key consultants.

A significant concentration of our total issue shares are held by our founder and Chief Executive Officer. Approximately 96% of our total issued shares are held directly or through entities controlled by our founder and Chief Executive Officer. This could make it very difficult for shareholders to exert influence over the strategic direction of the company.

As a reporting entity, we may be subject to Section 404 of the Sarbanes-Oxley
Act.

Among other things, this act requires our Chief Executive and Chief Financial Officers to attest to the relevant strength over internal controls and the quality of financial reporting. Our CEO and CFO positions are currently held by Mr. Jerett A. Creed. While we expect to hire a CFO in the near term, there is no guarantee that we will be able to find a suitable candidate. Additionally Section 404 requires the identification of material weakness in the internal control over financial reporting process. We are in the early stages of building an internal control infrastructure that is appropriate for our size and level of complexity. As such we may have to identify several material weaknesses that exist which may negatively impact the value of our common stock.

There are Penny Stock Securities' law considerations that could affect your ability to sell your shares.

Our common stock is considered a "penny stock" and the sale of our stock will be subject to the "penny stock rules" of the Securities and Exchange Commission. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, the market for our shares could be illiquid and there could be delays in the trading of our stock which could negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

THERE ARE NO SEGREGATION OF DUTIES AT THE EXECUTIVE LEVEL.

The company's Chief Executive Officer also fills the role of Chief Financial Officer, Chief Accounting Officer and sole corporate director. This prohibits any segregation of duties and creates potential conflicts of interests that normally would be managed by individuals filling those positions uniquely.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                      PROPERTIES.

We maintain our principal executive offices at 1500 Rosecrans Ave, St 500, Manhattan Beach, CA 90266 and have limited research space in Pasadena located at 2265 East Foothill Blvd, Pasadena, CA 91107. Our rental agreements are month to month cancellable with thirty days notice, and our total lease --------------------------------- page 27 -------------------------------------
payments are approximately $14,500 per year for both facilities. We do not occupy any other facilities or own any real property.

ITEM 3.                      LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal actions to which we are a party or of which our property is the subject that would, if determined adversely to us, have a material adverse effect on our business and operations.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	SECURITIES.

Market Information

There is currently no market for the listing, quotation or trading of our Common Stock.

Dividends

We have not paid dividends on our common stock and do not expect to declare and pay dividends on our common stock in the foreseeable future.

Sales of Unregistered Securities

There have been no sales of unregistered securities which have not been previosuly disclosed. We are currently engaged in a self underwritten registered offering of our Common Stock. Additional information related to this offering can be found in our Prospectus as filed with the SEC.


ITEM 6.                     SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes to those statements included later in this filing. In addition to historical financial information, this discussion may contain forward-looking statements reflecting our current plans, estimates, beliefs --------------------------------- page 28 -------------------------------------
and expectations that involve risks and uncertainties. As a result of many important factors, particularly those set forth under "Special Note Regarding Forward-Looking Statements" and "Risk Factors," our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

Overview
We are a development stage biotechnology company focused on systemic and local drug delivery for the treatment of cardiovascular and peripheral vascular disease. Cardigant was founded to capitalize on the belief that local drug delivery to the vasculature holds the potential to improve outcomes and treat previously untreated disease segments most notably vulnerable atherosclerotic plaque lesions of the coronary, peripheral, and neuro vasculatures. Our focus is on treating atherosclerosis and plaque stabilization using systemic and targeted delivery of large molecule therapeutics based on high density lipoprotein(HDL) targets. Circulating plasma levels of HDL are inversely correlated with coronary artery disease. Towards this goal, we are evaluating drug formulations based on the apoa-1 protein that are delivered both systemically via intravenous infusion and via a catheter to one or more lesions as identified by intravascular ultrasound (IVUS) and or optical coherence tomography (OCT). Our product candidate consists of a recombinant protein construct coding for the apoa-1 protein in a phospholipid formulation. The apoa-1 protein's primary function is the promotion of reverse cholesterol transport (RCT) from the arterial wall to the liver for catabolism and excretion. Apolipoprotein A-I is a protein that in humans is encoded by the Apoa-1 gene. It has a specific role in the metabolism of lipids. Naturally occurring Apoa-1 is the major protein component of HDL also known as the good cholesterol. Apoa-1 protein constitutes roughly 70% of the HDL composition. There are both naturally occurring and synthetically modified mutations of the apoa-1 protein.
Some of these mutations can have positive effects on cholesterol mobilization. We are currently evaluating various apoa-1 based protein sequences to determine the optimal drug candidate based on efficacy, minimum royalty costs and available production methods among other factors.
We have been evaluating the catheter based local delivery of our product for specifically reducing the plaque content and burden within one or more adjacent sites.

As we are a development stage company, we have incurred losses since our inception in April of 2009. As we continue to raise funds and further our development program, we expect to incur even greater expenses and losses.
We have no revenues and do not expect to incur any revenue for several years until such time as our lead therapeutic compound may, if at all, be approved by a regulatory body for sale in a region of the world covered by that regulatory body.

Revenues
We are a development stage company with our first product candidate several years away from generating any revenue. We do not expect to generate any revenue from the sale of our technology for several years. We do however occasionally apply for non-taxable grant funding to support our research and --------------------------------- page 29 -------------------------------------
development efforts. We currently have grant applications outstanding, however, we can make no guarantees that any grant money will be awarded from these applications. In November of 2010 we were awarded a non-taxable grant in the amount of $170,750. $60,200 of this was paid in December of 2010 with the remaining $110,550 paid in February of 2011. This grant was awarded under the Qualifying Therapeutic Discovery Project Program. There were no specific future performance obligations under the grant as it was awarded based on previous research and development expenses incurred.

Cost of Product Sales
We do not currently sell any products and do not expect to for several years. We are targeting a product cost in the 10-15% of sales as our goal. This is simply an internal goal that is subject to many uncertainties including the ability to cost effectively produce the product, establish a supportable market price in the region of approval and obtain sufficient reimbursement from governmental and or third party insurance agencies.

Research and Development Expenses ("R&D")
Our research and development expenses primarily consist of personnel-related costs, technical consulting fees, and contract research fees. As our senior management are largely involved with overseeing our current development programs, we currently allocate 80% of Mr. Creed's salary (accrued or otherwise) and 100% of Drs. Sinibaldi and Perin to R&D expense. This is a change from 2009 where we allocated 60% of their salary to R&D. We expect to hire additional technical personnel, engage in additional pre-clinical studies and incur additional patent fees. As such we expect our R&D spending to increase in the coming periods. Although we have multiple potential development programs, we are currently only working on one program. This program is focused on optimizing our biologic compound for systemic delivery in the treatment of acute coronary syndromes. However, since it is likely that we will use the same biologic compound for both systemic and local delivery, it is expected that a substantial portion of the work we are incurring for this development program will translate to other methods of delivery and as well as potential disease states. Assuming we are able to raise sufficient funds, we expect to incur an additional $1.4 million over the next 18 months in execution of our pre-clinical and clinical development programs. We believe this will take us through the required approval to begin a phase I trial. This number is composed of the following estimates of major expenses: $500 thousand of employee related
R&D costs; $385 thousand of formulation development, protein process development, and cGMP production; and $325 thousand of additional pre-clinical development studies including standard toxicology studies.
Since this is highly dependent on the availability of funds, it may be important to understand the order and amount of spending in the event that funds are received piecemeal. In the event that insufficient funds are available to complete all of the outlined work, we would initially focus on the formulation development of the final drug dosage. This is estimated to cost approximately $150 thousand, we would then expect to begin additional pre-clinical studies using this final drug dosage conducted as non-GLP studies confirming the efficacy of our final drug dosage. This is estimated to cost approximately $125 thousand. Next we would finalize --------------------------------- page 30 -------------------------------------
contract based small scale cGMP production of our protein required to conduct our toxicology studies. This is estimated at $175 thousand. Finally we would perform our GLP toxicology studies estimated at $200 thousand. We expect the culmination of this work to allow us to submit all required evidence to initiate a phase I trial in the US or other region of the world.

Selling, General and Administrative Expenses ("SG&A")
Our selling, general and administrative expenses consist primarily of non allocated salaries including benefits. As we expect to hire additional personnel, we expect this amount to increase to approximately $250 thousand over the next 12-18 months. Additionally we expect to move into a new office space which will add an additional $22 thousand annual expense. In addition to hiring accounting personnel for public company reporting requirements, we also expect to incur an additional $30 thousand per year of investor relations expenses for disseminating company information, news releases and public filings.

Results of Operations for the Year ended December 31, 2011 as Compared to the Year ended December 31, 2010

Revenues
We are development stage and do not have a product commercially available for sale. We do not expect to realize any revenue for several years. As such it is imperative that the reader recognize that our primary source of working capital will generally come from equity sales. We do however occasionally apply for non taxable grant funding to support our research and development efforts. We currently have grant applications outstanding, however, we can make no guarantees that any grant money will be awarded from these applications. In November of 2010 we were awarded a non-taxable grant in the amount of $170,750. $60,200 of this was paid in December of 2010 with the remaining $110,550 paid in February of 2011.

Cost of Product Sales
We do not currently have any product costs and do not expect to incur any costs of this type for several years. Any costs associated with producing or procuring product for pre-clinical or clinical studies is considered R&D expenses.

Research and Development Expenses
Research and development expenses for the year ended December 31, 2011 were $164,711 versus $149,881 for the year ended December 31, 2010, This represents a 10% increase from the prior year. The change from the prior year is mostly attributed to the insourcing of certain analytical work since we established our laboratory and a more robust small animal study. These expenses consisted mainly of allocated salary for our CEO, expense for our CSO and pre-clinical in vivo and in vitro studies. We expect our R&D expenses to ramp up to approximately $600 thousand over the next 12-18 months with most of the expenses back ended.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31,2011 were $69,126 versus $38,961 for the year ended December 31, 2010. This represents a 77% increase from the prior year. This amount consisted primarily of salary expense, and professional services and the change is due primarily to an increase in accounting and legal fees in preparation for our Form S-1 filing.
--------------------------------- page 31 -------------------------------------

Net Income (Loss)
We had a Net Loss for the period of $125,188 versus a Net Loss of $131,473 for the year ended December 31, 2010. This represents a 4% reduction in Net Loss from the prior year. This reduction is due to the $110,550 grant revenue that was realized during the first quarter of 2011 versus $60,200 realized in 2010. Without the additional grant revenue, the net loss would have increased by 24%, reflecting the increase in professional services fees and research and development expenses during the current year. On a per share basis, we had a $0.01 loss for the years ended December 31, 2011 and 2010.

Liquidity and Capital Resources
Sources of Liquidity
During the year ended December 31, 2011, net cash provided by operating activities totaled $38,013. Net cash used in investing activities totaled $50,381 which was put into a certificate of deposit that bears interest of 2.3% and matures in 55 months. Net cash used in financing activities during the year was $37,233 of which included $8,000 proceeds from issuance of common stock plus $3,862 in advances from a related party which were netted against repayments to the related party of $49,095. The resulting change in cash for the period was a decrease of $49,601. The cash balance at the beginning of the year was $57,831. The cash balance at the end of the year was $8,230.

During the year ended December 31, 2010, net cash used in operating activities totaled $9,189. Net cash provided by financing activities during the year was $55,712 of which $27,650 was from proceeds from issuance of common stock plus $42,131 advances from related parties which were netted against $14,069 of repayments to related parties. The resulting change in cash for the period was an increase of $46,523. The cash balance at the beginning of the year was $11,308. The cash balance at the end of the year was $57,831.

The Company had cash of $8,230 as of December 31, 2011, as compared to $57,831 as of December 31, 2010. As of December 31, 2011, the Company had prepaid assets of $429, as compared to $1,900 as of December 31, 2010. The Company also has $1,195 in security deposits as of December 31, 2011 and had $0 of security deposits as of December 31, 2010. The Company had long-term assets at December 31, 2011 of $50,381 in a certificate of deposit account; therefore the Company had total assets of $60,235. This is in comparison to December 31, 2010, where the Company had no long-term assets and total assets of $59,731.
--------------------------------- page 32 -------------------------------------

As of December 31, 2011, the Company had $399,638 in total current liabilities, which was represented by $26,350 in accounts payable, $24,637 in accrued expenses, $330,000 in accrued officer compensation and $18,651 due to a stockholder. This is in comparison to December 31, 2010, where the Company had $289,726 in total current liabilities, which was represented by $15,842 in accounts payable and accrued expenses, $210,000 in accrued officer compensation and $63,884 due to a stockholder.

The Company had no long-term liabilities at December 31, 2011; therefore the Company had total liabilities of $399,638. This is in comparison to December 31, 2010, where the Company had no long-term liabilities and total liabilities of $289,726.

From inception (April 17, 2009) to December 31, 2011, net cash used in operating activities totaled $45,692. Net cash used in investing activities totaled $50,381 which was put into a certificate of deposit that bears interest of 2.3% and matures in 55 months. Net cash provided by financing activities since inception to December 31, 2011 was $104,303 of which $35,652 was from proceeds from issuances of common stock plus $137,518 advances from related parties which was netted against $68,867 of payments to related parties. The resulting change in cash for the period was an increase of $8,230. There was no cash balance at inception. The cash balance on December 31, 2011 totaled $8,230.

The Company is not aware of any known trends, events or uncertainties which may affect its future liquidity.
--------------------------------- page 33 -------------------------------------

We are development stage and do not have a product commercially available for sale. We do not expect to realize any revenue for several years. As such it is imperative that the reader recognize that our primary source of working capital will generally come from equity sales. We do, however, occasionally apply for non-taxable grant funding to support our research and development efforts. We currently have grant applications outstanding, however, we can make no guarantees that any grant money will be awarded from these applications. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

Quarterly Events
During the year ended December 31, 2011 the Company issued 23,500 shares of its common stock for services provided by its Chief Scientific officer valued at $4,700. Our agreement with our CSO provides for compensation in the form of $200 per hour for work performed. The expense is paid 50% in equity valued at $0.20 per share and 50% in cash. The fair market value of our shares used for compensation is $0.20 and is based on the pricing of our last private place offering. As of January 19, 2012, the fair market value for services will be $1.05 based on the per share pricing of our most recent offering.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings
On January 19, 2012, the United States Securities and Exchange Commission granted our registration statement as filed on Form S-1 (File No. 333-176329) effective. This registered offering is still ongoing as of this filing.
We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

We regularly evaluate the accounting policies and estimates that we use to A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

--------------------------------- page 34 -------------------------------------

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of December 31, 2011, the Company's cash balances did not exceed the FDIC limits.

Certificates of Deposit
Certificates of deposit totaling $51,054 are included as a certificate of deposit classified under long-term assets in the accompanying financial statements. The certificate bears interest of 2.3% and matures in 55 months, with penalties for early withdrawal. Any penalties for early withdrawal would not have a material effect on the financial statements.

S Corporation-Income Tax Status
The Company, with the consent of its shareholders, has elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements. It is not likely that the Company will continue to elect for tax treatment as an S Corporation after the registration statement is effective. As such the change from a taxable to a nontaxable entity will require some additional disclosure. Any undistributed earnings and losses will be reclassified to additional paid-in capital rather than included in in retained earnings (SAB Topic 4:B).
A deferred income tax asset or liability will be recognized for any temporary differences at the date the nontaxable entity becomes taxable. The effect of recognizing the deferred tax asset or liability will be included in income from continuing operations. Additionally as the date of change from a nontaxable entity to a taxable entity is recognized on the date of approval, this date may not coincide with the financial statements. If this is the case, the impact of the change will be disclosed as a subsequent event.

The Company has filed to revoke it S election status effective as of 01/01/2012. Any income tax asset or liability will be recognized during the first quarter of 2012.
--------------------------------- page 35 -------------------------------------

Revenue Recognition
The Company will recognize revenue when evidence of an arrangement exists, title has passed or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Revenue from product sales to new customers will be recognized when all elements of the sale have been delivered. All costs related to product shipment will be recognized at time of shipment. The Company does not expect to provide for rights of return to customers on product sales and therefore will not record a provision for returns.

Revenue from grant awards is recorded as income when the funds from the respective grant are received and all conditions under the grant have been met.

Research and development
The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended December 31, 2011 and 2010, the Company incurred research and development expenses of $164,711 and $149,881, respectively.

--------------------------------- page 36 -------------------------------------

Fair Value of Financial Instruments
Pursuant to ASC No. 820, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2011 and 2010. The Company's financial instruments consist of payables and due to related party. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Loss Per Share of Common Stock
The Company follows ASC No. 260, Earnings Per Share (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded. There were no potential dilutive common shares at DEcember 31, 2011 or December 31, 2010.

Stock-Based Compensation
The Company accounts for stock-based compensation under ASC Topic 505-50, This standard define a fair value-based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the period in which the Company expects to receive the benefit, which is generally the vesting period. The Company adopted its 2010 Stock Option Plan in May of 2010 allowing for a maximum of five million shares to be issued. At
December 31, 2011, no options have been granted.

The following table highlights all of our equity based transactions from inception through December 31, 2011.
--------------------------------- page 37 -------------------------------------

                                                   Equity Schedule
1/3/2010   Change of authorized capital to 15,000,000 shares / restated par value of $0.001

                                                                            Common Shares
                                                                          ----------------       Paid-in      Related
                                                                         Shares     Amount       Capital      Party (Y/N)
                                                                         -------   --------     ----------    -------------
4/9/2009   Shares issued to president/founder at inception               1,500   $      2     $       --      Yes
                                                                    ----------   --------     ----------    -------------
           Balance at December 31, 2009, retroactively restated          1,500          2             --

1/4/2010   Cancellation of $50k in shareholder loan  bal converted
           to equity                                                11,000,000     11,000          39,000     Yes
3/1/2010   Equity per subscription agreement $0.20/share                70,000         70          13,930      No
6/30/2010  R. Sinbaldi payment of svc's with stock per agreement         5,000          5             995     Yes
7/29/2010  Equity per subscription agreement $0.20/share                25,000         25           4,975      No
7/31/2010  R. Sinbaldi payment of svc's with stock per agreement         2,500          2             498     Yes
9/9/2010   Equity per subscription agreement $0.20/share                43,250         43           8,607      No
12/31/2010 R. Sinbaldi payment of svc's with stock per agreement         2,500          3             497     Yes

                                                                    ----------   ---------     ----------
           BALANCE December 31, 2010, as restated                   11,149,750     11,150          68,502
                                                                    ----------   ---------     ----------

1/31/2011  R. Sinbaldi payment of svc's with stock per
           agreement ($0.20 /share)                                      1,500          2             298     Yes
2/28/2011  R. Sinbaldi payment of svc's with stock per
           agreement ($0.20 /share)                                      2,000          2             398     Yes
3/27/2011  R. Sinbaldi payment of svc's with stock per
           agreement ($0.20 /share)                                      2,000          2             398     Yes
4/1/2011   Dr. Perin MD 15,000 shares for consulting                    15,000         15           2,985     Yes
4/11/2011  Shares issued for cash at $0.20/share                         7,500          8           1,492      No
4/30/2011  R. Sinbaldi payment of svc's with stock per
           agreement ($0.20 /share)                                      2,500          2             498     Yes

5/20/2011  Change of authorized capital to 25,000,000 shares

5/31/2011  R. Sinbaldi payment of svc's with stock per
           agreement ($0.20 /share)                                      3,000          3             597     Yes
6/30/2011  R. Sinbaldi payment of svc's with stock per
           agreement ($0.20 /share)                                      2,500          2             498     Yes
6/30/2011  Payment for financial services- invoice for $880
           to stock @ $0.20/sh                                           4,400          4             876      No

7/31/2011  R. Sinbaldi payment of svc's with stock per
           agreement ($0.20 /share)                                      2,500          2             498     Yes
8/12/2011  Equity per subscription agreement $0.20/share                32,500         32           6,468      No
8/31/2011  R. Sinbaldi payment of svc's with stock per
           agreement ($0.20 /share)                                      2,500          3             497     Yes
9/30/2011  R. Sinbaldi payment of svc's with stock per
           agreement ($0.20 /share)                                      2,500          3             497     Yes

10/31/2011 R. Sinbaldi payment of svc's with stock per
           agreement ($0.20 /share)                                      2,500          3             497     Yes

                                                                   -----------  ----------     ----------
           BALANCE December 31, 2011, as restated                   11,232,650  $  11,233      $   84,999
                                                                   -----------  ----------     ----------
                                                                   -----------  ----------     ----------

--------------------------------- page 38 -------------------------------------

As stated elsewhere, we have previously placed a value for our private share placements at $0.20 per share. On January 19, 2012, the United States Securities and Exchange Commission granted our registration statement as filed on Form S-1 effective. The pricing in this offering is $1.05. Any equity based trasnactions will be priced at $1.05 until such time as a market develops for our shares if one develops at all.

Recently Issued Accounting Pronouncements
In May 2011, FASB issued Accounting Standards Update 2011-04 Fair Value Measurement (ASU 2011-04). The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include (1) those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements include (a) the application of the highest and best use and valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (c) disclosures about fair value measurements that clarify that a reporting entity should disclose quantitative information about the unobservable inputs usedin a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments in this Update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include (a) measuring the fair value of financial instruments that are managed within a portfolio, (b) application of premiums and discounts in a fair value measurement, and (c) additional disclosures about fair value measurements that expand the disclosures about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Management does not expect the adoption of ASU 2011-04 to have a material effect on the Company's financial position, results of operations or cash flows.


ITEM 7A.                   QUANTITATIVE AND QUALITITATIVE DISCLOSURES
ABOUT MARKET RISK.

Our exposure to market risk is confined to our cash and cash equivalents, all of which are held in US dollar denominated cash. The goal of our investment policy is to preserve capital and maintain liquidity as needed to allow for the fastest completion of our development program. We do have operations in foreign countries including Korea and China. While the China currency is currently pegged to the US dollar, there is risk that this policy will shift in the future. We attempt to mitigate the risk posed by currency fluctuations by negotiating our contracts to be payable in US dollars. All of our current contracts have been negotiated in this manner. We currently have not entered into any hedging or derivative contracts.
--------------------------------- page 39 -------------------------------------

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO COSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm  	  Page 41

Balance Sheets at December 31, 2011 and 2010  	  	          Page 42

Statements of Operations for the years ended                  Page 43
December 31, 2011 and 2010 and for the period from April 17, 2009 (Inception) through December 31, 2011

Statements of Stockholders Equity (Deficit)                   Page 44
for the period from April 17, 2009 (Inception) through December 31, 2011

Statements of Cash Flows for the years
ended December 31, 2011 and 2010 and for the period
from April 17, 2009 (Inception) through December 31, 2011 	  Page 45

Notes to Financial Statements  	  	                          Page 46

--------------------------------- page 40 -------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cardigant Medical, Inc.
Manhattan Beach, California

We have audited the accompanying balance sheets of Cardigant Medical, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from its inception (April 17, 2009) to December 31, 2011. Cardigant Medical, Inc.'s management is responsible for these financial statements.
Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significanestimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardigant Medical, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from its inception (April 17, 2009) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 1 to the financial statements, the Company is in the development stage with a limited operating history, has generated losses from operations to date, does not expect to generate operating revenue for several years, and its viability is dependent upon its ability to obtain financing and the success of its future operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben CPA
Jonathon P. Reuben CPA,
An Accountancy Corporation
Torrance, California
March 30, 2012
--------------------------------- page 41 -------------------------------------

                                         CARDIGANT MEDICAL INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                            BALANCE SHEETS
                                                            December 31,
                                                       2011              2010
                                                     --------------------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                  $8,230           $57,831
  Prepaid expense                                          429             1,900
  Deposits                                               1,195               -
                                                       --------         --------
         Total current assets                            9,854            59,731
                                                       --------         --------

OTHER ASSETS
  Certificate of Deposit                                50,381               -
						                               --------         --------

TOTAL ASSETS                                           $60,235           $59,731
                                                       --------         --------
                                                       --------         --------

                        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                      $26,350              -
  Accrued expenses                                       24,637           15,842
  Accrued officer compensation                          330,000          210,000
  Due to stockholder                                     18,651           63,884
                                                       --------         --------
         Total current liabilities                      399,638          289,726
                                                       --------         --------
TOTAL LIABILITIES                                       399,638          289,726
                                                       --------         --------
STOCKHOLDERS' (DEFICIT)
Common stock, 25,000,000 shares authorized,
     $0.001" par value, 11,232,650  issued and
     outstanding at December 31, 2011, 11,149,750
     shares issued and outstanding at December
     31, 2010                                            11,233           11,150
Additional paid-in capital                               84,999           68,502
Deficit accumulated during the development stage       (435,635)        (309,647)
                                                        --------         --------
        Total stockholders' (deficit)                  (339,403)        (229,995)
                                                        --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)            $60,235          $59,731
                                                        --------         --------
                                                        --------         --------

<F1>
(The accompanying notes are an integral part of these financial statements)

--------------------------------- page 42 -------------------------------------

                                                   CARDIGANT MEDICAL INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENTS OF OPERATIONS

                                                                                                From Inception
                                                                                               (April 17, 2009)
                                               For Year Ended            For Year Ended              to
                                               December 31               December 31,           December 31,

                                                  2011                        2010                2011
                                              ---------------           ---------------        ---------------
REVENUE                                        $ -                      $ -                     $ -
                                              ---------------           ---------------        ---------------
OPERATING EXPENSES
  Research and development                    164,711                     149,881                 434,978
  Selling, general, and administrative         69,126                      38,961                 165,314
                                              ---------------           ---------------        ---------------
         Total operating expenses             233,837                     188,842                 600,292
                                              ---------------           ---------------        ---------------
(LOSS) FROM OPERATIONS                       (233,837)                   (188,842)              (600,292)
                                              ---------------           ---------------        ---------------
OTHER INCOME/(EXPENSES)
  Grant from National Institute of Health     110,550                      60,200                 170,750
  Interest income                                 381                          -                      381
  Interest expense                             (2,282)                     (2,031)                 (4,874)
                                              ---------------           ---------------        ---------------
Net Loss before income taxes                 $(125,188)                 $(130,673)              $(434,035)
Provision for taxes                               (800)                      (800)                 (1,600)
                                              ---------------           ---------------        ---------------
NET (LOSS)                                   $(125,988)                 $(131,473)              $(435,635)
                                              ---------------           ---------------        ---------------
                                              ---------------           ---------------        ---------------
(LOSS) PER COMMON SHARE -
BASIC AND DILUTED                            $(0.01)                       $(0.01)
                                             ---------------           ---------------
                                             ---------------           ---------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                      11,192,876              11,087,021
                                             ---------------           ---------------
                                             ---------------           ---------------

<F1>
(The accompanying notes are an integral part of these financial statements)

--------------------------------- page 43 -------------------------------------

                                               CARDIGANT MEDICAL INC
                                            (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                         FOR THE PERIOD FROM INCEPTION (APRIL 17, 2009) THORUGH DECEMBER 31, 2011
                                                                                                   Additional
                                                                  Transaction       Common Stock     Paid-In   Accumulated
                                                        Unit Price    Date      Shares      Amount  Capital   Deficit    Total
                                                        -----------  ----------  -------    --------  -------   -------- -------
Shares issued to founder                                $0.001    4/9/2009       1,500       $2        $-        $-        $2
Net loss from April 17, 2009 through December 31, 2009                               -        -         -  (178,174)  (178,174)
                                                                              --------  --------  -------  --------     --------
Balance - December 31, 2009                                                      1,500        2         -  (178,174)  (178,172)

Shares issued in exchange for the cancellation of
$50,000 of debt due its founder                         $0.005    1/4/2010  11,000,000   11,000    39,000       -       50,000
Issuance of shares for cash                             $0.200    3/1/2010      70,000       70    13,930       -       14,000
Shares issued to Chief Scientific Officer for services  $0.200   6/30/2010       5,000        5       995       -        1,000
Issuance of shares for cash                             $0.200   7/29/2010      25,000       25     4,975       -        5,000
Shares issued to Chief Scientific Officer for services  $0.200   7/31/2010       2,500        2       498       -          500
Issuance of shares for cash                             $0.200    9/9/2010      43,250       43     8,607       -        8,650
Shares issued to Chief Scientific Officer for services  $0.200  12/31/2010       2,500        3       497       -          500
Net loss for the year                                                            -           -          -    (131,473)  (131,473)
                                                                            ---------  ----------  -------   --------   ---------
Balance - December 31, 2010                                                 11,149,750  $11,150   $68,502   $(309,647) $(229,995)

Shares issued to Chief Scientific Officer for services  $0.200   1/31/2011       1,500        2       298       -          300
Shares issued to Chief Scientific Officer for services  $0.200   2/28/2011       2,000        2       398       -          400
Shares issued to Chief Medical Officer for services     $0.200   4/01/2011      15,000       15      2985       -        3,000
Issuance of shares for cash                             $0.200   4/11/2010       7,500        8     1,492       -        1,500
Shares issued to Chief Scientific Officer for services  $0.200   4/30/2011       4,500        5       895       -          900

5/20/2011  Change of authorized capital to 25,000,000 shares

Shares issued to Chief Scientific Officer for services  $0.200   5/31/2011       3,000        3       597       -          600
Shares issued to Chief Scientific Officer for services  $0.200   6/30/2011       2,500        2       498       -          500
Payment for financial services- invoice for $880        $0.200   6/30/2011       4,400        5       875       -          880
Shares issued to Chief Scientific Officer for services  $0.200   7/31/2011       2,500        2       498       -          500
Issuance of shares for cash                             $0.200   8/12/2011      32,500       33     6,467       -        6,500
Shares issued to Chief Scientific Officer for services  $0.200   8/31/2011       2,500        2       498       -          500
Shares issued to Chief Scientific Officer for services  $0.200   9/30/2011       2,500        2       498       -          500
Shares issued to Chief Scientific Officer for services  $0.200  10/31/2011       2,500        2       498       -          500
Net loss for the year                                                            -           -          -   (125,988)  (125,988)

									                                        ---------  ----------  -------   --------   ---------
Balance - December 31, 2011                                                11,232,650  $11,233   $84,999   $(435,635) $(339,403)

                                                                            ---------  ----------  -------   --------   ---------
                                                                            ---------  ----------  -------   --------   ---------

<F1>
(The accompanying notes are an integral part of these financial statements)

--------------------------------- page 44 -------------------------------------

                                              CARDIGANT MEDICAL INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS



                                                                                                                   From date of
                                                                     For year ended      For Year Ended              inception

                                                                                                                   (April17, 2009)
                                                                                                                         to
                                                                     December 31,         December 31,              December 31,
                                                                        2011                 2010                       2011
                                                                       -------------     -------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                             $(125,988)        $(131,473)             $(435,635)
  Adjustments to reconcile net income  (loss) to net cash provided by
   (used in) operating activities:
     Stock Based Compensation                                                8,580            2,000                 10,580
     Net changes in operating assets and liabilities:
       Decrease in prepaid expenses                                          1,471           (1,900)                  (429)
       (Increase) in deposits                                               (1,195)            -                    (1,195)
	   Increase (decrease) in accounts payable                          26,350             -                    26,350
	   Increase (decrease) in accrued expenses                           8,795            2,184                 24,637
       Increase in accrued officer compensation                            120,000          120,000                330,000
                                                                           --------         --------               --------
          Net cash provided by (used in) operating activities               38,013           (9,189)               (45,692)
                                                                           --------         --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in long-term certificate of deposit                          (100,381)             -                  (100,381)
  Redemption of certificate of deposit                                      50,000              -                    50,000
                                                                           --------         --------               --------
	      Net cash provided by (used in) investing activities	            (50,381)             -		           (50,381)
	                                                                       --------         --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                     8,000           27,650                  35,652
  Advancements from related party                                            3,862           42,131                 137,518
  Repayments to related party                                              (49,095)         (14,069)                (68,867)
                                                                            --------         --------              --------
          Net cash provided by (used in) financing activities              (37,233)          55,712                 104,303
                                                                            --------          --------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (49,601)          46,523                   8,230

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             57,831           11,308                    -
                                                                            --------         --------               --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $8,230          $57,831                  $8,230
                                                                            --------         --------              ---------
                                                                            --------         --------              ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes                                     $800              $-                   $800
                                                                            --------         --------              --------
                                                                            --------         --------              --------
Cash paid during the year for interest expense                               $2,282          $2,031                 $4,874
                                                                            --------         --------              --------
                                                                            --------         --------              --------


Noncash investing and financing activities:

<F1>


   During the year ended December 31, 2011 the Company issued 23,500 shares of its common stock for services provided by its Chief Scientific Officer valued at $4,700.

   In April  2011 the Company issued 15,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 15,000 shares were valued at $3,000 and are being charged to operations over 2011 as per the underlying consulting agreement.

   In June 2011, the Company cancelled $880 of accounts payable for bookkeeping services in exchange for the issuance of 4,400 shares of its common stock.

   In January 2010, the Company's founder converted $50,000 of his shareholder loan balance in exchange for 11,000,000 shares of the Company's common stock.  There was no compensation or interest expense included in the conversion.

   During the year ended December 31, 2010 the Company issued 10,000 shares of its common stock for services provided by its Chief
   Scientific Officer valued at $2,000.

(The accompanying notes are an integral part of these financial statements)

--------------------------------- page 45 -------------------------------------

(1) Nature and Continuance of Operations

Description of the Business
Cardigant Medical Inc. ("Cardigant" or "Company") is a development stage biotechnology company focused on the development of novel biologic compounds and enhanced methods for local delivery for the treatment of cardiovascular disease. Cardigant was founded on April 17, 2009 and is incorporated within the state of Delaware. The Company is engaged in research and development in multiple countries but maintains its corporate office in greater Los Angeles. The Corporation has elected to be taxed under the provisions of Subchapter "S" for income tax purposes. Effective January 1, 2012, the Company has elected to revoke it S election status, and will be a taxable entity going forward.

The Company is in the development stage, as defined in Accounting Codification Standard ("ACS") Topic 915-10. From its inception (April 17, 2009) through December 31, 2011, the Company has not had any revenue from its principal planned operations. The Company will continue to report as a development stage company until significant revenues are produced.

On January 3, 2010, the Company filed an amendment to its articles of incorporation changing its authorized capital to 15,000,000 shares of common stock at a restated par value of $0.001. The accompanying financial statements have been restated to reflect the change in capital and stock split as if they occurred at the Company's inception. In May of 2011, the Company further amended its articles of incorporation increasing its authorized capital to 25,000,000 with a par value of $0.001.

Going Concern
The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has generated losses from operations to date, does not expect to generate operating revenue for several years, and its viability is dependent upon its ability to obtain financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to raise funds through the sale of common stock.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

(2) Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of December 31, 2011, the Company's cash balances did not exceed the FDIC limits.

Certificates of Deposit
A certificate of deposit totaling $50,381 has been classified as a long-term asset in the accompanying financial statements. The certificate bears interest of 2.3% and matures in 55 months, with penalties for early withdrawal. Any penalties for early withdrawal would not have a material effect on the financial statements.

Revenue Recognition
The Company recognizes revenue when evidence of an arrangement exists, title has passed (generally upon shipment) or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Revenue from product sales to new customers is recognized when all elements of the sale have been delivered. All costs related to product shipment are recognized at time of shipment. The Company does not provide for rights of return to customers on product sales and therefore does not record a provision for returns.

Revenue from grant awards is recorded as income when the funds from the respective grant are received and all conditions under the grant have been met.

--------------------------------- page 46 -------------------------------------

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation ranging from 3 to 5 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2011 and 2010, the Company had no long-lived assets.

Research and Development
The Company accounts for research and development costs in accordance with ASC Topic 730-10 "Research and Development." Under ASC Topic 730-10, all research and development costs must be charged to expense as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. For the years ended December 31, 2011 and 2010, the Company incurred research and development expenses of $164,711 and $149,881, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

The Company, with the consent of its shareholders, has elected under the Internal Revenue Code to be an S corporation. In lieu of corporate income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements. Effective January 1, 2012, the Company has elected to revoke it S election status, and will be a taxable entity going forward.

--------------------------------- page 47 -------------------------------------

Stock-Based Compensation
The Company accounts for its stock-based compensation under ASC Topic 505-50. This standard defines a fair value-based method of accounting for stock-based compensation. In accordance with ASC Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the period in which the Company expects to receive the benefit, which is generally the vesting period. Stock-based compensation for the year ended December 31, 2011 was comprised of the issuance of 42,900 shares of common stock for services rendered. The 42,900 common shares were valued at $8,580. Stock-based compensation for the year ended December 31, 2010 was comprised of the issuance of 10,000 shares of common stock for services rendered. The 10,000 common shares were valued at $2,000.

The Company adopted its 2010 Stock Option Plan in May of 2010 allowing for a maximum of five million shares to be issued. At December 31, 2011, no options have been granted.

Per Share Amounts
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended December 31, 2011 and 2010, the Company did not have equity or debt instruments issued or granted which would be anti-dilutive. Earnings (loss) per share calculations reflect the effects of the restated par value that occurred with the January 2010 amendment to its articles of incorporation, as discussed in Note 1.

Recent Accounting Pronouncements
In May 2011, FASB issued Accounting Standards Update 2011-04 "Fair Value Measurement"(ASU 2011-04). The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include
(1) those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements include (a) the application of the highest and best use and valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (c) disclosures about fair value measurements that clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments in this Update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include (a) measuring the fair value of financial instruments that are managed within a portfolio, (b) application of premiums and discounts in a fair value measurement, and (c) additional disclosures about fair value measurements that expand the disclosures about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Management does not expect the adoption of ASU 2011-04 to have a material effect on the Company's financial position, results of operations or cash flows.

(3) Fair Value Measurements

The Company follows the provisions of ASC No. 820-10 "Fair Value Measurements." ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America
(GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1	- Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	- Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

December 31, 2011
							 Carrying
                         Level     Fair Value            Amount
Liabilities
Due to stockholder	   2       $  18,651            $  18,651

December 31, 2010
							 Carrying
                         Level     Fair Value            Amount
Liabilities
Due to stockholder	   2       $  63,884            $  63,884

Recorded values for the due to stockholder liability approximate their fair values due to the short maturities of such instruments.

(4) Grant Award and Concentration

In November 2010 the Company was awarded a non-taxable grant in the amount of $170,750. Of this total, $60,200 was paid in December 2010 with the remaining $110,500 paid in February 2011. This grant was awarded under the Qualifying Therapeutic Discovery Project Program. There were no specific future performance obligations under the grant as it was awarded based on previous research and development expenses incurred. Funds from this grant award represented 100% of the Company's income for the years ended December 31, 2011 and 2010.

(5) Related Party Transactions

The Company has thus far received much of its working capital from its founder Jerett A. Creed. These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum. On January 4, 2010, Mr. Creed converted $50,000 of his outstanding shareholder loan balance in exchange for 11,000,000 shares of the Company's common stock. There was no compensation or interest expense included in the conversion. The amounts due at December 31, 2011 and 2010, including accrued interest, amounted to $18,651 and $63,884, respectively. Interest expense charged to operations for the years ended December 31, 2011 and 2010 amounted to $2,282 and $2,031, respectively.

--------------------------------- page 48 -------------------------------------

(6) Accrued Officer's Compensation

The Company has been accruing a salary in the amount of $120,000 per annum for its founder Jerett A. Creed since January 3, 2010. The balances accrued at December 31, 2011 and 2010 were $330,000 and $210,000, respectively. Salary is allocated between research and development and general and administrative based upon time spent.

(7) Stockholder's Equity (Deficit)

There is no public market for the Company's common shares. Since its inception, the Company has negotiated the value of its common stock in arm's length transactions with all unrelated parties.

Year Ended December 31, 2011
On April 1, 2011 the Company entered into a consulting agreement with its Chief Medical Officer for the period of approximately 21 months ending December 2012. Compensation provided to the Chief Medical Officer consists of 30,000 shares of the Company's restricted common stock, which will be earned by the consultant in two equal installments of 15,000 shares on April 1, 2011 and January 1, 2012. Each installment of 15,000 shares of common stock was valued at $3,000 and is being amortized over the subsequent ten month period after issuance. Amortization for the year ended December 31, 2011 totaled $2,571, which has been charged to operations and included in research and development costs.

In April 2011, the Company issued 7,500 shares of its common stock in exchange for receiving $1,500 in cash.

In June 2011, the Company issued 4,400 shares of its common stock in cancellation of $880 due for past accounting services.

In August 2011 the Company issued a total of 32,500 shares of its common stock in exchange for receiving $6,500 in cash.

During the year ended December 31, 2011 the Company issued 23,500 shares of its common stock for services provided by its Chief Scientific officer valued at $4,700 that has been charged to operations and included in research and development costs.

Year Ended December 31, 2010
In January 2010, Jerett Creed, the Company's founder, cancelled $50,000 of debt due him by the Company in exchange for receiving 11,000,000 shares of its common stock.

In March 2010, the Company issued 70,000 shares of its common stock in exchange for receiving $14,000 in cash.

In July 2010 the Company issued 25,000 shares of its common stock in exchange for receiving $5,000 in cash.

In September 2010, the Company issued 43,250 shares of its common stock in exchange for receiving $8,650 in cash.

During the year ended December 31, 2010 the Company issued 10,000 shares of its common stock for services provided by its Chief Scientific officer valued at $2,000, which has been charged to operations and included in research and development costs.

A discounted cash flow model ("DCF") was developed internally to establish the estimated value of the Company in determining the share price for equity conversions and raises solely as a tool for management in negotiating transactions. The Company believes that the discounted cash flow model is the most appropriate model for valuing a non revenue generating enterprise with no comparable publicly traded peers. This model was generated in part as a function of the Company's strategic planning and budgeting process. It was developed as an internal tool to help management make strategic business decisions but also to help determine a reasonable value to management of the Company's value on a per share basis. While the discounted cash flow model is limited in that it is largely assumption driven, the Company believes it is the best tool for valuing its common shares. The DCF took into account among other factors the size of the markets, the technology it is attempting to address, estimated market share, the anticipated research and development costs associated with developing a product to address the market, the administrative costs and resources that would be required, the estimated time to reach an approval in Europe and the US, the estimated technology development risks, the regulatory risks with delayed or denied approvals, and estimated future revenue streams. In certain scenarios, the model extended 10 years with a 2% perpetuity growth rate and used treasury pricing for risk free rates and a 28% weighted average cost of capital. However all equity transactions with unrelated parties were conducted as arm's length transactions.

(8) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

The Company, with the consent of its shareholders, has elected under the Internal Revenue Code to be an S corporation. In lieu of corporate income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements.

Effective January 1, 2012, the Company has elected to revoke it S election status, and will be a taxable entity going forward.

The Company had no material unrecognized income tax assets or liabilities as of December 31, 2011 and 2010.

The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense and to identify them for tax purposes. During the years ended December 31, 2011 and 2010, income tax interest and penalties in the statement of operations totaled $624 and $0, respectively. The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to income tax examination by tax authorities for 2009, 2010 and 2011. The Company is not currently involved in any income tax examinations.

(9) Commitments and Contingencies

Rental Agreement
On May 3, 2011 the Company entered into a rental agreement for laboratory space at a bioscience collective in Pasadena, California. The rental agreement calls for a security deposit of $1,100 and monthly rent payments of $1,100. The lease is month to month and can be terminated by either party with thirty days' notice.

Rent expense for the years ended December 31, 2011 and 2010 totaled $8,485 and $155, respectively.

Option and License Agreement
Effective June 14, 2010, the Company entered into an option and license agreement with Yeungnam University in South Korea covering the license of a potential product candidate (CMI-121), but it has not determined if it will advance this compound to the clinic or not. This agreement provides for exclusive United States rights to use the patented gene sequence for the treatment of vascular disease and disorders with respect to restenosis and atherosclerosis arising from the buildup of plaque. The agreement subjects the Company to both milestone and royalty obligations that are tied to the commercialization of CMI-121 in the United States only.

Within 60 days of the first commercial sale of this product in the United States, the Company will be required to pay a milestone fee to Yeugnam University in the sum of $200,000. Upon United States commercialization, the Company would also be subject to a 3% royalty payable in quarterly installments based on average selling prices of this product in the United States. The Company would not be required to make any milestone or royalty payments on any sales generated outside of the United States. The royalty obligation would continue for the life of the patent in the United States, which is expected to continue through 2024.

As described above, the Company has not decided if we will pursue this compound clinically and is still evaluating other similar non-patented sequences that do not have a royalty burden or other performance obligations associated with them. The Company is conducting research and analyzing its existing data to determine which compound sequence and formulation it will attempt to advance to the clinic. The monetary obligations will form part of the decision criteria. Additional factors will include pre-clinical efficacy data and ability to scale up manufacturing of the compound.

(10) Subsequent Events

In January 2012, the Company issued 15,000 common shares to its Chief Medical Officer for consulting services valued at $3,000, as described in Note 7. In February 2012, the Company issued 476 common shares to its Chief Scientific Officer for consulting services valued at $500.

On January 19, 2012, the United States Securities and Exchange Commission recognized the Company's registration statement as filed on Form S-1 as effective (File No. 333-176329). This self underwritten registered offering provides for the sale of up to 2.2 million shares of Common
Stock priced at $1.05 per share. This offering is still open. Additional information can be found in the Prospectus as filed with the SEC.

Pursuant to the offering described above, the Company issued 89,771 shares in exchange for cash totaling $94,260 in January through March 2012.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
In connection with our compliance with securities laws and rules, our Chief Financial Officer has evaluated our disclosure controls and procedures on December 31, 2011. As stated previously, our Chief Financial Officer is also serving in the capacity of Chief Executive Officer, Chief Accounting Officer and the company's sole director. Because of these multiple roles, it is impossible to fully segregate duties. As such he has concluded that our disclosure controls and procedures are ineffective at this time. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In making this assessment, management, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Inherent in a development stage entity --------------------------------- page 49 -------------------------------------
is the problem of segregation of duties. Given that the Company has a limited accounting department, segregation of duties cannot be completely accomplished at this stage in the business lifecycle.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are not effective based on those criteria.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION.

None.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE.

The following table sets forth the names, ages and positions of our current executive officers and directors. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Jerett A. Creed
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer (Age: 38, has served in the above capacities since our founding.)

Mr. Creed has more than 15 years of medtech experience including 11 years with Johnson & Johnson in roles ranging from manufacturing, quality, product development, and M&A/ licensing transactions focused on cardiology assets and technologies including drug delivery devices, cell and gene based therapeutics, and mechanical implants. His primary focus was on optimized delivery strategies for large molecule therapeutics for treating ischemia related congestive heart failure and vascular disease. Mr. Creed was the Director of Business Development and R&D for Biologics Delivery Systems, a division of Cordis Corporation (a Johnson & Johnson Company). Upon leaving Biologics Delivery Systems he was a co-founder of Silverpoint Therapeutics, LLC. Silverpoint designed and developed a percutaneous transendocardial injection catheter for the delivery of cell and gene based therapeutics to the myocardium. The company is currently in negotiations to be sold. Mr. Creed then went on to form Cardigant Medical Inc. with a belief that local drug delivery to the vasculature could improve clinical outcomes and reduce healthcare costs. Cardigant is currently focused on the use of specially designed delivery catheters for the targeted delivery of apoa-1 based therapeutics for treating --------------------------------- page 50 -------------------------------------
vascular disease and aortic valve stenosis. Mr. Creed has designed and executed various pre-clinical studies in large and small animal models as part of numerous product development programs and has been involved with the commercialization in both the US and Europe of several cardiovascular related technologies including some of the first drug coated stent concepts. He has completed several licensing and technology development contracts, and has been involved in a leadership role with over $600 million in M&A transactions. Mr. Creed serves as the sole board member of Cardigant until additional appointments are made. He holds a bachelor of science degree in engineering and a master of science degree in accounting, both from the University of Miami.

Ralph Sinibaldi, PhD
Vice President & Chief Scientific Officer
(Age: 63, has served in the above capacity since 2009)

Dr. Sinibaldi's career has spanned more than 30 years of senior level biotechnology management and research including positions as VP of Product development at GenoSpectra, VP of Scientific Affairs at Operon technologies, VP of Product Development at Iris Biotechnologies and Senior Staff Scientist at Sandoz. His particular expertise and research have focused in the areas of gene expression, protein production optimization, and nucleic acid hybridizations. Dr. Sinibaldi serves as the Chief Scientific Officer for Cardigant Medical and is largely responsible for its assay development work, apoa-1 protein production scale up and vector optimization. He has extensive experience is designing, conducting and supervising complex in vitro and in vivo experimental programs. Dr. Sinibaldi holds both a BS and MS in biological sciences and a PhD in experimental biology all from the University of Illinois at Chicago. Additionally Dr. Sinibaldi completed post docs in biochemistry from the University of Illinois College of Medicine and developmental biology from the University of Chicago.

Emerson C. Perin, MD, PhD, FACC
Chief Medical Officer
(Age: 52, has served in the above capacity since April 2011)

Dr. Perin is the Director of Clinical Research for Cardiovascular Medicine and the Medical Director of the Stem Cell Center at the Texas Heart Institute at St. Luke's Episcopal Hospital. He is a Clinical Assistant Professor of Internal Medicine both at Baylor College of Medicine and The University of Texas Health Science Center at Houston and a staff interventional cardiologist at St. Luke's Episcopal Hospital. Dr. Perin has provided innovative cardiovascular care for 18 years, focusing on minimally invasive interventional approaches to therapy. For the past 10 years, his major research interest has been the study of adult stem cells and biologics for the treatment of acute myocardial infarction, chronic heart failure, and peripheral vascular disease. Dr. Perin is an expert in stem cell therapy and delivery. He was the first investigator in the United States to receive approval from the Food and Drug Administration to inject stem cells directly into the hearts of patients suffering from heart failure. Dr. Perin serves as the Chief Medical Officer for Cardigant Medical and is largely responsible for ensuring the designs of its pre-clinical programs translate into innovative clinical products.
--------------------------------- page 51 -------------------------------------

Board Committees
Upon the completion of this offering, we will begin the process for nominating additional board members. We anticipate having an initial board composition of five (5) with at least two (2) external members. We anticipate compensation in the range of $3,000 per year plus the addition of 20,000 stock options priced at fair market value at the time of granting and the annual renewal thereof.

Audit Committee
Upon the appointment of our additional board members, we anticipate that two
(2) will be independent per the applicable listing standards. It is our goal that one of these members serve with our Chief Financial Officer to make up the initial audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2011, all of our executive officers, directors and greater-than-ten percent stockholders complied with all
Section 16(a) filing requirements.


ITEM 11.                    EXECUTIVE COMPENSATION.

Summary Compensation Table
Our executive compensation program is designed to help us attract talented individuals to manage and operate all aspects of our business, to reward those individuals fairly over time and to retain those individuals who continue to meet our high expectations. As a development stage company, we are limited in the amount of cash compensation we can offer to accomplish this goal. As such a large part of our executive compensation going forward will be based on our Stock Option Plan. Currently only or CEO and CFO (currently served by the same person) is compensated at the rate of $120,000 annually. This compensation has not been paid and is simply being accrued pending sufficient funding. Our CSO is being compensated on an hourly basis for time served paid as a mixture of cash and stock. Our CSO is currently compensated at the rate of $100/ hour plus the equivalent of $100/ hour of compensation paid in equity priced at $0.20 per share. This equity conversion price will increase to the amount of our offering price once the price is determined. Our CMO is being compensated solely in equity. A total of 30,000 shares over a 21 month period will be paid representing compensation in the amount of $6,000. This arrangement may be augmented with an hourly fee as we move closer to filing for an IND. If this happens, we anticipate offering a similar compensation structure as our CSO which would include a $200 per hour rate paid 50% in equity based on the fair --------------------------------- page 52 -------------------------------------
market value of the shares at the time and 50% in cash.

                                                                 Summary Compensation Table
Name & Principle Position                     Fiscal Year    Base Compensation                                     Total Annual
                                                               Structure             Bonus        Stock Options    Compensation
Jerett A. Creed; CEO, CFO, CAO, Director       2011             $120,000              $0             $0             $120,000
                                               2010             $120,000              $0             $0             $120,000

Ralph M. Sinibaldi, PhD; CSO                   2011             $ 7,500               $0             $0             $ 7,500
                                               2010             $13,632               $0             $0             $13,632

Emerson C. Perin, MD, PhD; CMO                 2011            15,000 shares          $0             $0             $3,000
                                                             (valued at $0.20 /sh)
                                               2010               None                $0             $0             None




Employment Contracts
As of December 31, 2011 we had three employees, Jerett Creed serving as our Chief Executive Officer and Chief Financial Officer, Ralph Sinibaldi, PhD serving as our Chief Scientific Officer and Emerson Perin, MD, PhD serving as our Chief Medical Officer. Mr. Creed's Employment Agreement extends until he is no longer able or willing to provide services to us. Mr. Creed is entitled to annual compensation in the amount of $120,000 per year. Additionally the agreement provides for 5% accrued annual interest on the outstanding principle balance for any funds advanced to us or unreimbursed by us from the employee for recognized business expenses. Dr. Sinibaldi is being compensated on an hourly basis for time served paid as a mixture of cash and stock. Our CSO is currently compensated at the rate of $100/ hour plus the equivalent of $100/ hour of compensation paid in equity priced at $0.20 per share. Effective January 19, 2012 this equity conversion price increased to our current offering price of $1.05. Dr. Perin is being compensated solely in equity. A total of 30,000 shares over a 21 month period will be paid representing compensation in the amount of $6,000. This arrangement may be augmented with an hourly fee as we move closer to filing for approval to conduct a clinical study. If this happens, we anticipate offering a similar compensation structure as our CSO which would include a $200 per hour rate paid 50% in equity based on the fair market value of the shares at the time and 50% in cash.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of March 15, 2012: (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be --------------------------------- page 53 -------------------------------------
the beneficial owner of more than 5% of our outstanding common stock
(not taking into account contractual restrictions on beneficial ownership.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

The information presented in this table is based on 11,337,897 shares of our common stock outstanding on March 15, 2012. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o Cardigant Medical Inc., 1500 Rosecrans Ave, St 500, Manhattan Beach, CA 90266.

Name & Address of Beneficial Owner

Shares

Percentage of Class
Outstanding

Executive Officers and Directors:


Jerett A. Creed	  	    11,001,500 	  	     97.9%

Ralph Sinibaldi, PhD   	        33,976 	  	     < 1%

Emerson Perin, MD, PhD 	        30,000 	  	     < 1%

Directors and
Executive Officers as a
Group  	                    11,065,476	  	     98.5%

5% Stockholders:
None

Changes in Control Arrangements

To our knowledge there are no arrangements which may result in a change in control of our company at a subsequent date.

Equity Compensation Plan Information

The Company approved its Stock Option Plan in May 2010 allowing for the issue of up to 5,000,000 shares of Common Stock. As of March 15, 2012, no options have been issued.
--------------------------------- page 54 -------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Officers and Directors
Our current CEO, Mr. Jerett Creed has entered into a loan arrangement with the Company whereby advances to the Company may be made by Mr.
Creed from time to time for general working capital purposes. Interest is acrrued at 5% annual. The note can be called by Mr. Creed at any time as well it can be converted to equity at the current fair market value at Mr. Creed's sole option.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In October, 2010, we retained Jonathan P. Reuben, CPA An Accountancy Corporation to serve as our principal independent accountant. All audit work was performed by the full time employees of Reuben.

Audit Fees
The aggregate fees billed by our principal independent accountant for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided in connection with statutory and regulatory filings were $22,514 for the fiscal year ended December 31, 2011.

Audit-Related Fees
None.

Tax Fees
During fiscal year 2011, we recorded accounting and professional fees totaling approximately $1,200 that were billed to us for the preparation of our 2010 and 2009 annual tax returns.

All Other Fees
None.

PART IV

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 42.

The exhibits filed with this Annual Report on Form 10-K are listed in the attached Exhibit Index.

--------------------------------- page 55 -------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  	Cardigant Medical Inc.
  	(Registrant)



Date: March 30, 2012

By:
	/s/ Jerett A. Creed
  	    Jerett A. Creed
  	    Chairman, Chief Executive Officer &
            Chief Financial Officer
  	   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature 	  	Title 	  	                         Date

/s/ Jerett A. Creed 	Chairman, Chief Executive Officer
Jerett A. Creed  	    and Chief Financial Officer     March 30, 2012
	                   (Principal Executive Officer)


Exhibit Index

Exhibit Number 	  	Description of Exhibit

3.1 Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Form S-1 Registration Statement (File No. 333-176329) filed with the Securities and Exchange Commission on January 04, 2012.

3.2  Corporate Bylaws. Incorporated by reference to
Exhibit 3.2 to the Current Form S-1 Registration Statement
(File No. 333-176329) filed with the Securities and Exchange Commission on January 04, 2012.

4.3 2010 Stock Option Plan. Incorporated by reference to the Current Form S-1 Registration Statement (File No. 333-176329) filed with the Securities and Exchange Commission on January 04, 2012.

10.1 R. Sinibaldi Consulting Agreement. Incorporated by reference to the Current Form S-1 Registration Statement (File No. 333-176329) filed with the Securities and Exchange Commission on January 04, 2012.

10.2 E. Perin Consulting Agreement. Incorporated by reference to the Current Form S-1 Registration Statement (File No. 333-176329) filed with the Securities and Exchange Commission on January 04, 2012.

10.3 J. Creed Employment Agreement. Incorporated by reference to the Current Form S-1 Registration Statement (File No. 333-176329) filed with the Securities and Exchange Commission on January 04, 2012.

23.1 Consent of Registered Audit Firm

31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of Principal Executive Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Principal Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.