Form 10-Q
period 2012-03-31
Cardigant Medical Inc.
filed 2012-05-17
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 333-176329

CARDIGANT MEDICAL, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	26-4731758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 ROSECRANS AVENUE, ST 500, MANHATTAN BEACH, CALIFORNIA	90266
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 421-8654

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

As of April 01, 2012, there were 11,338,849 shares of the registrant’s common stock outstanding.

CARDIGANT MEDICAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDIGANT MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$126,285	$8,230
Prepaid expense	2,750	429
Deposits	1,195	1,195
Total current assets	130,230	9,854

OTHER ASSETS
Certificate of deposit	-	50,381

TOTAL ASSETS	$ 130,230	$ 60,235

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 23,547	$26,350
Accrued expenses	26,932	24,637
Accrued officer compensation	360,000	330,000
Due to stockholder	22,454	18,651
Total current liabilities	432,933	399,638

TOTAL LIABILITIES	432,933	399,638

STOCKHOLDERS' (DEFICIT)
Common stock, 25,000,000 shares authorized; $0.001
par value; 11,338,849 shares issued and outstanding
at March 31, 2012; 11,232,650 shares issued and
outstanding at December 31, 2011	11,339	11,233
Additional paid-in capital	183,653	84,999
Deficit accumulated during the development stage	(497,695)	(435,635)
Total stockholders' (deficit)	(302,703)	(339,403)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 130,230	$ 60,235

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT

CARDIGANT MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS

			From Date of
			inception
			(April 17, 2009)
	For the Three Months Ended		to
	March 31,		March 31,
	2012	2011	2012

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Research and development	30,915	27,565	465,893
Selling, general, and administrative	29,882	8,375	195,196
Total operating expenses	60,797	35,940	661,089

LOSS FROM OPERATIONS	(60,797)	(35,940)	(661,089)

OTHER INCOME/(EXPENSES)
Grant from National Institute of Health	-	110,550	170,750
Interest income	-	-	381
Interest expense	(463)	(724)	(5,337)
Total other income (expenses)	(463)	109,826	165,794

NET INCOME (LOSS) BEFORE INCOME TAXES	(61,260)	73,886	(495,295)

PROVISION FOR INCOME TAXES	(800)	-	(2,400)

NET INCOME (LOSS)	(62,060)	73,886	(497,695)

INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	(0.01)	0.01

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	11,281,391	11,150,956

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CARDIGANT MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

			From Date of
			Inception
			(April 17, 2009)
	For the Three Months Ended		to
	March 31,		March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (62,060)	$ 73,886	$ (497,695)
Adjustments to reconcile net income loss to net cash provided by
(used in) operating activities:
Stock-based compensation	2,179	1,400	12,330
Net changes in operating assets and liabilities:
Decrease in prepaid expenses	-	-	-
(Increase) in deposits	-	-	(1,195)
Decrease in accounts payable	6,094	-	23,547
Increase in accrued expenses	2,295	2,658	26,932
Increase in accrued interest due related party	464	-	464
Increase in accrued officer compensation	30,000	30,000	360,000
Net cash provided by (used in) operating activities	(21,028)	107,944	(75,617)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and reinvestments in certificate of deposit	-	-	(100,381)
Redemption of certificate of deposit	50,381	-	100,381
Net cash (used in) investing activities	50,381	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	94,260	-	129,912
Advances from related party	9,142	-	155,557
Repayments on related party advances	(14,700)	(12,641)	(83,567)
Net cash provided by (used in) financing activities	88,702	(12,641)	201,902

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	118,055	95,303	126,285

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,230	57,830	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 126,285	$ 153,133	$ 126,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$ 800	$ -	$ 1,600
Cash paid during the year for interest expense	$ -	$ -	$ 4,874

Noncash investing and financing activities:

During the three months ended March 31, 2012, the Company issued 1,428 shares of its common stock for services provided by its
Chief Scientific Officer valued at $1,500 and charged to expense.

In January 2012, the Company issued 15,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 15,000 shares were valued at $3,000 and is being charged to operations over the remaining one year term of the underlying agreement.. The unamortized balance at March 31, 2012 of $2,750 is included in prepaid expense.

During the three months ended March 31, 2011 the Company issued 3,500 shares of its common stock for services provided by its Chief Scientific Officer valued at $700 that was expensed as research and development.

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CARDIGANT MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(UNAUDITED)

(1) Nature and Continuance of Operations

Description of the Business

Cardigant Medical Inc. ("Cardigant" or "Company") is a development stage biotechnology company focused on the development of novel biologic compounds and enhanced methods for local delivery for the treatment of cardiovascular disease. Cardigant was founded on April 17, 2009 and is incorporated within the state of Delaware.  The Company is engaged in research and development in multiple countries but maintains its corporate office in greater Los Angeles. Effective January 1, 2012, the Company has revoked it S election status, and will be a taxable entity going forward.

The Company is in the development stage, as defined in Accounting Codification Standard ("ACS") Topic 915-10. From its inception (April 17, 2009) through March 31, 2012, the Company has not had any revenue from its principal planned operations. The Company will continue to report as a development stage company until significant revenues are produced.

Effective January 19, 2012, and for a period of one year thereafter, the Company and certain shareholders, through a self-underwritten registration, are offering to the general public a total of 2,500,000 shares of the Company’s common stock at a price of $1.05 per share. Of the 2,500,000 shares offered, 300,000 shares are being offered by certain shareholders included a total of 116,350 shares held by the Company’s management. During the three-months ended March 31, 2012, the Company issued 89,771 shares of its common stock and received $94,260 through the offering.

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

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2012, and the results of its operations and cash flows for the three months ended March

31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited financial statements are adequate to ensure the information presented is not misleading. However, the unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Commission on April 2, 2012.

The accompanying financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of March 31, 2012, the Company's cash balances did not exceed the FDIC limits.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2012, the Company had no long-lived assets.

Research and Development

The Company accounts for research and development costs in accordance with ASC Topic 730-10 "Research and Development." Under ASC Topic 730-10, all research and development costs must be charged to expenses as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended March 31, 2012 and 2011, the Company incurred research and development expenses of $30,915 and $27,565, respectively.

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

Effective January 1, 2012, the Company has elected to revoke it S election status, and will be a taxable entity going forward. Previously, the Company’ shareholders  elected under the Internal Revenue Code to be taxed as an S corporation. Generally, in lieu of corporate income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income.

Stock-Based Compensation

The Company accounts for its stock-based compensation under ASC Topic 505-50. This standard defines a fair value-based method of accounting for stock-based compensation.  In accordance with ASC Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the period in which the Company expects to receive the benefit, which is generally the vesting period. Stock-based compensation for the three months ended March 31, 2012 included the issuance of 1,428 shares of common stock for services rendered by the Company’s Chief Scientific Officer valued at $1,500 and charged to expense as research and development and 15,000 shares of common stock issued to the Company’s Chief Medical Officer pursuant to his service agreement. The 15,000 common shares were valued at $3,000 of which $2,750 was classified as a prepaid expense that will be charged to operations over the remaining nine months term of the underlying service agreement. The expensed portion totaling $250 was classified to research and development. During the three months ended March 31, 2011, the Company issued to its chief scientific officer 3,500 shares of common shares as partial compensation pursuant to his employment agreement, which were valued at $700 and charged to expenses as research and development.

The Company adopted its 2010 Stock Option Plan in May of 2010 allowing for a maximum of five million shares to be issued. At March 31, 2012, no options have been granted.

We have previously placed a value for our private share placements at $0.20 per share. On January 19, 2012, the United States Securities and Exchange Commission granted our registration statement as filed on Form S-1. The pricing in this offering is $1.05. Any equity based transactions occurring subsequent to January 19, 2012 will be priced at $1.05 until such time as a market develops for our shares, if one develops at all.

Per Share Amounts

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. For the three months ended March 31, 2012 and 2011, the Company did not have equity or financial instruments issued or granted which would be anti-dilutive.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

(3) Fair Value Measurements

The Company follows the provisions of ASC No. 820-10 "Fair Value Measurements."ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

March 31, 2012

                                                Level                       Fair Value           Carrying  Amount

Liabilities

Due to stockholder                 2                              $22,454                       $22,454

Recorded values for the due to stockholder liability approximate their fair values due to the short maturities of such instruments.

(4) Grant Award and Concentration

In November 2010, the Company was awarded a non-taxable grant in the amount of $170,750.  Of this total, $60,200 was paid in December 2010 with the remaining $110,500 paid in February 2011.  This grant was awarded under the Qualifying Therapeutic Discovery Project Program. There were no specific future performance obligations under the grant as it was awarded based on previous research and development expenses incurred.  Funds from this grant award represented 100% of the Company's income for the years ended December 31, 2011 and 2010.

(5) Related Party Transactions

The Company has received some of its working capital from its founder, Jerett A. Creed. These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum. On January 4, 2010, Mr. Creed converted $50,000 of his outstanding shareholder loan balance in exchange for 11,000,000 shares of the Company's common stock. There was no compensation or interest expense included in the conversion. The amounts due at March 31, 2012, including accrued interest, amounted to $22,454.  Interest expense charged to operations for the three months ended March 31, 2012 and 2011 amounted to $463 and $724 respectively.

 (6) Accrued Officer's Compensation

The Company has been accruing a salary in the amount of $120,000 per annum for its founder Jerett A. Creed since January 3, 2010. The balances accrued at March 31, 2012 and 2011 were $360,000 and $150,000, respectively. Salary is allocated between research and development and general and administrative based upon time spent.

(7) Stockholder's Equity (Deficit)

There is no public market for the Company's common shares. Since its inception, the Company has negotiated the value of its common stock in arm's length transactions with all unrelated parties.

Three Months Ended March 31, 2012

On January 1, 2012 the Company issued the remaining 15,000 shares due under its service agreement with its Chief Medical Officer. These shares were valued at $3,000 and were initially classified as a prepaid expense. The $3,000 is being amortized to research and development over the remaining twelve months of the agreement’s term.

During the three month period, the Company issued 1,428 shares to its Chief Scientific Officer for services valued at $1,500, which was expensed as research and development.

During the same three month period, the Company issued 89,771 shares of its common stock through its public offering and received $94,260 (See Note 1).

Three Months Ended March 31, 2011

During the three months ended March 31, 2011, the Company issued its chief scientific officer 3,500 shares of common shares as part compensation pursuant to his service agreement, which were valued at $700 and expensed to research and development.

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

Effective January 1, 2012, the Company revoked its “S” election status, and is now subject to income tax on its net taxable income. As of March 31, 2012, the Company has a net operating loss carryover of approximately $60,000 available to offset future income for income tax reporting purposes, which will expire in 2032, if not previously utilized. As of March 31, 2012, the Company has a deferred tax asset consisting solely of its taxable net operating loss of approximately $20,300. The Company has established a valuation allowance offsetting its deferred tax asset in full as management believes that it is more likely than not that the net operating loss will not be utilized.

The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense and to identify them for tax purposes.  During the three months ended March 31, 2012 and 2011, income tax interest and penalties in the statement of operations totaled $0 and $0, respectively.  The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to income tax examination by tax authorities for 2009, 2010 and 2011.

(9) Commitments and Contingencies

Rental Agreement

On May 3, 2011 the Company entered into a rental agreement for laboratory space at a bioscience collective in Pasadena, California. The rental agreement calls for a security deposit of $1,100 and monthly rent payments of $1,100. The lease is month to month and can be terminated by either party with thirty days' notice.

Rent expense for the three months ended March 31, 2012 and 2011 totaled $3,300 and $0, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of United States of America securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate and similar expressions or future conditional verbs such as will, should, would, could or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements about our anticipated expenditures, including those related to clinical research studies and general and administrative expenses; the potential size of the market for our potential products, future development and/or expansion of our potential products and therapies in our markets, our ability to generate product revenues, our ability to obtain regulatory clearance and expectations as to our future financial performance. Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, the costs of conducting research in the life sciences field and risks associated with the regulatory requirements applicable to us. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described in our filings with the Securities and Exchange Commission and under the “Risk Factors” section in Part II below.

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

Revenues

We are a development stage company with our first product candidate several years away from generating any revenue. We do not expect to generate any revenue from the sale of our technology for several years. We do however occasionally apply for non-taxable grant funding to support our research and development efforts. We currently have grant applications outstanding, however, we can make no guarantees that any grant money will be awarded from these applications. In November of 2010 we were awarded a non-taxable grant in the amount of $170,750. $60,200 of this was paid in December of 2010 with the remaining $110,550 paid in February of 2011. This grant was awarded under the Qualifying Therapeutic Discovery Project Program. There were no specific future performance obligations under the grant as it was awarded based on previous research and development expenses incurred.

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

Research and Development Expenses ("R&D")

Our research and development expenses primarily consist of personnel-related costs, technical consulting fees, and contract research fees. As our senior management are largely involved with overseeing our current development programs, we currently allocate 80% of Mr. Creed's salary (accrued or otherwise) and 100% of Drs. Sinibaldi and Perin to R&D expense. We expect to hire additional technical personnel, engage in additional pre-clinical studies and incur additional patent fees. As such we expect our R&D spending to increase in the coming periods. Although we have multiple potential development programs, we are currently only working on one program. This program is focused on optimizing our biologic compound for systemic delivery in the treatment of acute coronary syndromes. However, since it is likely that we will use the same biologic compound for both systemic and local delivery, it is expected that a substantial portion of the work we are incurring for this development program will translate to other methods of delivery and as well as potential disease states. Assuming we are able to raise sufficient funds, we expect to incur an additional $1.4 million over the next 18 months in execution of our pre-clinical and clinical development programs. We believe this will take us through the required approval to begin a phase I trial. This number is composed of the following estimates of major expenses: $500,000 of employee related R&D costs; $385,000 of formulation development, protein process development, and cGMP production; and $325,000 of additional pre-clinical development studies including standard toxicology studies. Since this is highly dependent on the availability of funds, it may be important to understand the order and amount of spending in the event that funds are received piecemeal. In the event that insufficient funds are available to complete all of the outlined work, we would initially focus on the formulation development of the final drug dosage. This is estimated to cost approximately $150,000, we would then expect to begin additional pre-clinical studies using this final drug dosage conducted as non-GLP studies confirming the efficacy of our final drug dosage. This is estimated to cost approximately $125,000 . Next we would finalize contract based small scale cGMP production of our protein required to conduct our toxicology studies. This is estimated at $175,000. Finally we would perform our GLP toxicology studies estimated at $200,000. We expect the culmination of this work to allow us to submit all required evidence to initiate a phase I trial in the US or other region of the world.

Selling, General and Administrative Expenses ("SG&A")

Our selling, general and administrative expenses consist primarily of non allocated salaries including benefits. As we expect to hire additional personnel, we expect this amount to increase to approximately $350,000 over the next 12-18 months. Additionally we expect to move into a new office space which will add an additional $22,000  annual expense. In addition to hiring accounting personnel for public company reporting requirements, we also expect to incur an additional $30,000 per year of investor relations expenses for disseminating company information, news releases and public filings.

Results of Operations for the Three Months ended March 31, 2012 as Compared to the Three Months ended March 31, 2011

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

Research and Development Expenses

Research and development expenses for the month ended March 31, 2012 were $30,915 versus $27,565 for the three months ended March 31, 2011. This represents a 12.15% increase from the prior year period. The change from the prior year period is mostly attributed to the in-sourcing of certain analytical work since we established our laboratory and fees for services related to the transfer of our manufacturing processes. These expenses consisted mainly of allocated salary for our CEO and expense for our CSO. We expect our R&D expenses to ramp up to approximately $700,000 over the next 12-18 months with most of the expenses back ended.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 were $29,882 versus $8,375 for the three months ended March 31, 2011. This represents a 256.8% increase from the prior period. This amount consisted primarily of salary expense, and professional services and the change is due primarily to an increase in accounting and legal fees in preparation for our Form S-1 filing and ongoing reporting obligations.

Net Income (Loss)

We had a net loss for the period of $62,060 versus a net income of $73,886 for the three months ended March 31, 2011. This increase is due to the $110,550 grant revenue that was realized during the first quarter of 2011. Without the additional grant revenue, the net loss would have been $36,664, representing an increase of 75.6%, in 2012 compared to 2011 reflecting the increase in professional services fees and research and development expenses during the current year. On a per share basis, we had a $0.01 loss for the three months ended March 31, 2012 and a $0.01 gain for the three months ended 2011, reflecting the grant revenue.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2012, net cash used by operating activities totaled $21,028. Net cash provided by investing activities totaled $50,381 which reflects the redemption of a certificate of deposit. Net cash provided by financing activities during the period was $88,702 of which included proceeds of $94,260 received from the sale of 89,771 shares of our common stock through our public offering and $9,142 in advances from our CEO, less $14,700 of repayments on advances we received from our president. The resulting change in cash for the period was an increase of $118,055. The cash balance at the beginning of the period was $8,230. The cash balance at the March 31, 2012 was $126,285.

During the three months ended March 31, 2011, net cash provided by operating activities totaled $107,944. Net cash used by financing activities during the period was $12,641 of repayments on advances we received from our president. The resulting change in cash for the period was an increase of $95,303. The cash balance at the beginning of the period was $57,830. The cash balance at the March 31, 2011 was $153,133.

As of March 31, 2012, the Company had $432,933 in total current liabilities, which was represented by $23,547 in accounts payable, $26,932 in accrued expenses, $360,000 in accrued officer’s compensation and $22,454 due to a stockholder.  This is in comparison to March 31, 2011, where the Company had $309,743 in total current liabilities, which was represented by $18,500 in accrued expenses, $240,000 in accrued officer’s compensation and $51,242 due to the Company’s president for advances he made to the Company.

The Company had no long-term liabilities at March 31, 2012; therefore the Company had total liabilities of $432,504.  This is in comparison to March 31, 2011, where the Company had no long-term liabilities and total liabilities of $309,743.

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

Future Financings

On January 19, 2012, the United States Securities and Exchange Commission granted our registration statement as filed on Form S-1 (File No. 333-176329). This registered offering is still ongoing as of this filing. We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Revenue Recognition

The Company will recognize revenue when evidence of an arrangement exists, title has passed or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Revenue from product sales to new customers will be recognized when all elements of thesale have been delivered. All costs related to product shipment will be recognized at time of shipment. The Company does not expect to provide for rights of return to customers on product sales and therefore will not record a provision for returns.

Revenue from grant awards is recorded as income when the funds from the respective grant are received and all conditions under the grant have been met.

Research and development

The Company accounts for research and development costs in accordance with the ASC 730-10, “Research and Development.” Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Fair Value of Financial Instruments

The Company follows the provisions of ASC No. 820-10 "Fair Value Measurements."ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with our compliance with securities laws and rules, our Chief Financial Officer has evaluated our disclosure controls and procedures on September 30, 2011. As stated previously, our Chief Financial Officer is also serving in the capacity of Chief Executive Officer, Chief Accounting Officer and the company's sole director. Because of these multiple roles, it is impossible to fully segregate duties. As such he has concluded that our disclosure controls and procedures are ineffective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses. In making this assessment, management, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Inherent in a development stage entity is the problem of segregation of duties. Given that the Company has a limited accounting department, segregation of duties cannot be completely accomplished at this stage in the business lifecycle.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 . Legal Proceedings

We are not currently a party to or engaged in any material legal proceedings. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIGANT MEDICAL, INC.

	By:	/s/ Jerett A Creed
Dated: May 16, 2012		Jerett A. Creed
Chief Executive Officer, Chief Financial Officer