Form 10-Q
period 2012-06-30
Cardigant Medical Inc.
filed 2012-08-15
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes   o    No  X

As of June 30, 2012, there were 11,427,419 shares of the registrant’s common stock outstanding.

CARDIGANT MEDICAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDIGANT MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$153,771	$8,230
Prepaid expense	21,250	429
Deposits	1,195	1,195
Total current assets	176,216	9,854

PROPERTY AND EQUIPMENT, net	4,120	-

OTHER ASSETS
Certificate of deposit	-	50,381

TOTAL ASSETS	$180,336	$60,235

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,015	$26,350
Accrued expenses	29,227	24,637
Accrued officer compensation	390,000	330,000
Due to stockholder	24,026	18,651
Total current liabilities	451,268	399,638

TOTAL LIABILITIES	451,268	399,638

STOCKHOLDERS' (DEFICIT)
Common stock, 25,000,000 shares authorized; $0.001
par value; 11,427,319 shares issued and outstanding
at June 30, 2012; 11,232,650 shares issued and
outstanding at December 31, 2011	11,427	11,233
Additional paid-in capital	278,750	84,999
Deficit accumulated during the development stage	(561,109)	(435,635)
Total stockholders' (deficit)	(270,932)	(339,403)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$180,336	$60,235

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENT

CARDIGANT MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS - Unaudited

					From Date of
					Inception
					(April 17, 2009)
	For the Three Months Ended		For the Six Months Ended		to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUE	$0	$0	$0	$0	$0

OPERATING EXPENSES
Research and development	34,214	49,250	65,129	76,815	500,107
Selling, general, and administrative	28,748	14,859	58,629	23,139	223,943
Total operating expenses	62,962	64,109	123,758	99,954	724,050

LOSS FROM OPERATIONS	(62,962)	(64,109)	(123,758)	(99,954)	(724,050)

OTHER INCOME (EXPENSES)
Grant from National Institute of Health	-	-	-	110,550	170,750
Interest income	-	-	-	-	381
Interest expense	(453)	(639)	(916)	(1,363)	(5,790)
Total other income (expenses)	(453)	(639)	(916)	109,187	165,341

NET LOSS BEFORE INCOME TAXES	(63,415)	(64,748)	(124,674)	9,233	(558,709)

PROVISION FOR INCOME TAXES	-	-	(800)	-	(2,400)

NET LOSS	($63,415)	($64,748)	($125,474)	$9,233	($561,109)

LOSS PER COMMON SHARE -
BASIC AND DILUTED	(0.01)	(0.01)	(0.01)	0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	11,403,802	11,177,343	11,342,226	11,164,454

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CARDIGANT MEDICAL INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS - Unaudited

			From Date of
			Inception
			(April 17, 2009)
	For the Six Months Ended		to
	June 30,		June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ( loss)	$(125,474)	$9,233	($561,109)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Stock-based compensation	13,436	2,730	24,016
Depreciation expense	375	-	375
Net changes in operating assets and liabilities:
(Increase) in prepaid expenses	(5,071)	(3,629)	(5,500)
(Increase) in deposits	-	(1,195)	(1,195)
Increase (decrease) in accounts payable	(9,437)	6,381	16,913
Increase in accrued expenses	5,344	4,953	29,981
Increase in accrued officer compensation	60,000	60,000	390,000
Net cash provided by (used in) operating activities	(60,827)	78,473	(106,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and reinvestments in certificate of deposit	-	(100,000)	(100,381)
Redemption of certificate of deposit	50,381	-	100,381
Purchase of computer software	(4,495)	-	(4,495)
Net cash provided by (used in) investing activities	45,886	(100,000)	(4,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	164,760	1,500	200,412
Advances from related party	22,260	(14,014)	159,778
Repayments on related-party advances	(26,538)	3,863	(95,405)
Net cash provided by (used in) financing activities	160,482	(8,651)	264,785

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	145,541	(30,178)	153,771

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,230	57,831	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$153,771	$27,653	$153,771

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$800	$800	$1,600
Cash paid during the year for interest expense	$162	$0	$162

Non-cash investing and financing activities:

During the six months ended June 30, 2012, the Company issued 2,856 shares of its common stock for services provided by its Chief Scientific Officer valued at $3,000 and charged to expense.

In January 2012, the Company issued 15,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 15,000 shares were valued at $3,000, which is being charged to operations over the remaining one-year term of the underlying agreement. The unamortized balance at June 30, 2012 of $1,500 is included in prepaid expense.

In April 2012, the Company issued its new Chairman of the Board 20,000 shares of its common stock pursuant to the terms of his consulting agreement. The 20,000 shares were valued at $21,000, which is being charged to operations over the one-year term of the consulting agreement. For the three months ended June 30, 2012, $5,250 was  charged to operations. The unamortized balance at June 30, 2012 of $15,750 is included in prepaid expense.

In connection with his consulting agreement, the Company granted its new Chairman options to purchase 5,000 shares of the Company common stock at $1.05 per share. The options were valued at $2,186 using the Black-SholesOption Model, which was charged to operations.

In April 2011, the Company issued 15,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 15,000 shares were valued at $3,000 and are being charged to operations over the two-year term of the underlying consulting agreement.

During the six months ended June 30, 2011, the Company issued 9,250 shares of its common stock for services provided by its Chief Scientific Officer valued at $1,850.

In June 2011, the Company cancelled $880 of accounts payable for bookkeeping services in exchange for the issuance of 4,400 shares of its common stock.

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CARDIGANT MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(UNAUDITED)

(1) Nature and Continuance of Operations

Description of the Business

Cardigant Medical Inc. ("Cardigant" or "Company") is a development stage biotechnology company focused on the development of novel biologic compounds and enhanced methods for local delivery for the treatment of cardiovascular disease. Cardigant was founded on April 17, 2009 and is incorporated within the state of Delaware.  The Company is engaged in research and development in multiple locations but maintains its corporate office in greater Los Angeles. Effective January 1, 2012, the Company has revoked it S election status, and will be a taxable entity going forward.

The Company is in the development stage, as defined in Accounting Codification Standard ("ACS") Topic 915-10. From its inception (April 17, 2009) through June 30, 2012, the Company has not had any revenue from its principal planned operations. The Company will continue to report as a development stage company until significant revenues are produced.

Effective January 19, 2012, and for a period of one year thereafter, the Company and certain shareholders, through a self-underwritten registration, are offering to the general public a total of 2,500,000 shares of the Company’s common stock at a price of $1.05 per share. Of the 2,500,000 shares offered, 300,000 shares are being offered by certain shareholders included a total of 116,350 shares held by the Company’s management. During the three-months ended June 30, 2012, the Company issued 67,142 shares of its common stock and received $70,499 through the offering.

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

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2012, and the results of its operations and cash flows for the three and six months ended June 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited financial statements are adequate to ensure the information presented is not misleading. However, the unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Commission on April 2, 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2012, the Company's cash balances did not exceed the FDIC limits.

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

Property and Equipment

Property and equipment are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

Depreciation is computed on the straight-line method for financial reporting and income tax reporting purposes. The Company’s computer software is being depreciated over two years. Depreciation expense charged to operations for the three months ended June 30, 2012 and 2011 amounted to $375 and $0, respectively. Depreciation expense charged to operations for the six months ended June 30, 2012 and 2011 amounted to $375 and $0, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2012, the Company had no long-lived assets.

Research and Development

The Company accounts for research and development costs in accordance with ASC Topic 730-10 "Research and Development." Under ASC Topic 730-10, all research and development costs must be charged to expenses as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended June 30, 2012 and 2011, the Company incurred research and development expenses of $34, 214and $49,250, respectively. For the six months ended June 30, 2012 and 2011, the Company incurred research and development expenses of $65,129 and $76,815, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation under ASC Topic 505-50. This standard defines a fair value-based method of accounting for stock-based compensation.  In accordance with ASC Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the period in which the Company expects to receive the benefit, which is generally the vesting period. Stock-based compensation for the three months ended June 30, 2012 included the issuance of 1,428 shares of common stock for services rendered by the Company’s Chief Scientific Officer valued at $1,500 and charged to expense as research and development. In the first quarter of 2012, 15,000 shares of common stock were issued to the Company’s Chief Medical Officer pursuant to his service agreement. The 15,000 common shares were valued at $3,000 and are to be amortized over the 12 month period. $750 was expensed as R&D during the second quarter of this year.  During the three months ended June 30, 2011, the Company issued to its chief scientific officer 2,750 shares of common shares as partial compensation pursuant to his employment agreement, which were valued at $550 and charged to expenses as research and development.

The Company adopted its 2010 Stock Option Plan in May of 2010 allowing for a maximum of five million shares to be issued. At June 30, 2012, five thousand options have been granted with an exercise price of $1.05.

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

Per Share Amounts

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. For the three months ended June 30, 2011, the Company did not have equity or financial instruments issued or granted which would be anti-dilutive. As of June 30, 2012, the Company has issued 5,000 stock options which, if exercised, would be dilutive.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

June 30, 2012

                                                Level                       Fair Value           Carrying  Amount

Liabilities

Due to stockholder                 2                              $24,026                       $24,026

Recorded values for the due to stockholder liability approximate their fair values due to the short maturities of such instruments.

 (4) Related Party Transactions

The Company has received some of its working capital from its founder, Jerett A. Creed. These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum. On January 4, 2010, Mr. Creed converted $50,000 of his outstanding shareholder loan balance in exchange for 11,000,000 shares of the Company's common stock. There was no compensation or interest expense included in the conversion. The amounts due at June 30, 2012, including accrued interest, amounted to $0.  Interest expense charged to operations for the three months ended June 30, 2012 and 2011 amounted to $790 and $639 respectively. Interest expense charged to operations for the six ended June 30, 2012 and 2011 amounted to $916 and $1,363 respectively. During the second quarter of 2012, 57,519 shares were sold to affiliates and family members of the Company’s management.

 (5) Accrued Officer's Compensation

The Company has been accruing a salary in the amount of $120,000 per annum for its founder Jerett A. Creed since January 3, 2010. The balances accrued at June 30, 2012 and 2011 were $390,000 and $270,000, respectively. Salary is allocated between research and development and general and administrative based upon time spent.

(6) Stockholder's Equity (Deficit)

There is no public market for the Company's common shares. Since its inception, the Company has negotiated the value of its common stock in arm's length transactions with all unrelated parties.

Six Months Ended June 30, 2012

On January 1, 2012 the Company issued the remaining 15,000 shares due under its service agreement with its Chief Medical Officer. These shares were valued at $3,000 and were initially classified as a prepaid expense. The $3,000 is being amortized to research and development over the remaining twelve months of the agreement’s term.

During the six month period, the Company issued 17,856  shares to its Chief Scientific Officer for services valued at $6,000, which was expensed as research and development.

During the same six month period, the Company issued 156,813 shares of its common stock through its public offering and received $164,7609 (See Note 1).

On April 01, 2012 the Company appointed William Pinon as non-executive chairman of its board of directors. Mr. Pinon received 20,000 shares upfront along with the option to purchase 5,000 shares per quarter at $1.05 per share for the initial two year term oh his director agreement. The options expire in 10 years. The options were valued at $2,186 using the Black-Scholes Option Model, which was charged to operations (See Note 1).

Six Months Ended June 30, 2011

During the six months ended June 30, 2011, the Company issued its chief scientific officer 11,250 shares of common shares as part compensation pursuant to his service agreement, which were valued at $4,250 and expensed to research and development. During the same six month period the Company issued 15,000 due under its service agreement with its Chief Medical Officer. These shares were valued at $3,000 and were initially classified as a prepaid expense. The $3,000 was amortized to research and development over the twelve months of the agreement’s term. Also during the six month period, the Company issued 4,400 shares of its common stock for accounting services that were valued at $880 and charged to operations. Also during the same six month period the Company issued 7,500 shares for $1,500.

 (7) Income Taxes

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

Effective January 1, 2012, the Company revoked its “S” election status, and is now subject to income tax on its net taxable income. As of June 30, 2012, the Company has a net operating loss carryover of approximately $112,000 available to offset future income for income tax reporting purposes, which will expire in 2032, if not previously utilized. As of June 30, 2012, the Company has a deferred tax asset consisting solely of its taxable net operating loss of approximately $29,000. The Company has established a valuation allowance offsetting its deferred tax asset in full as management believes that it is more likely than not that the net operating loss will not be utilized.

The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense and to identify them for tax purposes.  During the three months ended June 30, 2012 and 2011, income tax interest and penalties in the statement of operations totaled $0 and $0, respectively.  The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to income tax examination by tax authorities for 2009, 2010 and 2011.

(8) Commitments and Contingencies

Rental Agreement

On May 3, 2011 the Company entered into a rental agreement for laboratory space at a bioscience collective in Pasadena, California. The rental agreement calls for a security deposit of $1,100 and monthly rent payments of $1,100. The lease is month to month and can be terminated by either party with thirty days' notice.

Rent expense for the three months ended June 30, 2012 and 2011 totaled $3,300 and $2,094, respectively.

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

Research and Development Expenses ("R&D")

Our research and development expenses primarily consist of personnel-related costs, technical consulting fees, and contract research fees. As our senior management are largely involved with overseeing our current development programs, we currently allocate 80% of Mr. Creed's salary (accrued or otherwise) and 100% of Drs. Sinibaldi and Perin to R&D expense. We expect to hire additional technical personnel, engage in additional pre-clinical studies and incur additional patent fees. As such we expect our R&D spending to increase in the coming periods. Although we have multiple potential development programs, we are currently only working on one program. This program is focused on optimizing our biologic compound for systemic delivery in the treatment of acute coronary syndromes. However, since it is likely that we will use the same biologic compound for both systemic and local delivery, it is expected that a substantial portion of the work we are incurring for this development program will translate to other methods of delivery and as well as potential disease states. Assuming we are able to raise sufficient funds, we expect to incur an additional $1.5 million over the next 18 months in execution of our pre-clinical and clinical development programs. We believe this will take us through the required approval to begin a phase I trial. This number is composed of the following estimates of major expenses: $600,000 of employee related R&D costs; $385,000 of formulation development, protein process development, and cGMP production; and $325,000 of additional pre-clinical development studies including standard toxicology studies. Since this is highly dependent on the availability of funds, it may be important to understand the order and amount of spending in the event that funds are received piecemeal. In the event that insufficient funds are available to complete all of the outlined work, we would initially focus on the formulation development of the final drug dosage. This is estimated to cost approximately $150,000, we would then expect to begin additional pre-clinical studies using this final drug dosage conducted as non-GLP studies confirming the efficacy of our final drug dosage. This is estimated to cost approximately $125,000 . Next we would finalize contract based small scale cGMP production of our protein required to conduct our toxicology studies. This is estimated at $175,000. Finally we would perform our GLP toxicology studies estimated at $200,000. We expect the culmination of this work to allow us to submit all required evidence to initiate a phase I trial in the US or other region of the world.

Selling, General and Administrative Expenses ("SG&A")

Our selling, general and administrative expenses consist primarily of non allocated salaries including benefits. As we expect to hire additional personnel, we expect this amount to increase to approximately $300,000 over the next 12-18 months. Additionally we expect to move into a new office space which will add an additional $24,000  annual expense. In addition to hiring accounting personnel for public company reporting requirements, we also expect to incur an additional $30,000 per year of investor relations expenses for disseminating company information, news releases and public filings.

Results of Operations for the Three and Six Months ended June 30, 2012 as Compared to the Three and Six  Months ended June 30, 2011

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

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2012 were $34,214 versus $49,250 for the three months ended June 30, 2011. This represents a 30.5% decrease from the prior year period. The change from the prior year period is mostly attributed to less pre-clinical work during the period and the in-sourcing of certain analytical work since we established our laboratory. These expenses consisted mainly of allocated salary for our CEO and expense for our CSO. We expect our R&D expenses to ramp up to approximately $700,000 over the next 18 months with most of the expenses back ended.

Research and development expenses for the six months ended June 30, 2012 were $65,129 versus $76,815 for the six months ended June 30, 2011. This represents a 15.2% decrease from the prior year period. The change from the prior year period is mostly attributed to less pre-clinical work going on during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $28,748 versus $14,859 for the three months ended June 30, 2011. This represents a 93.5% increase from the prior period. This amount consisted primarily of salary expense, and professional services and the change is due primarily to an increase in accounting and legal fees in preparation for our Form S-1 filing and ongoing reporting obligations.

Selling, general and administrative expenses for the six months ended June 30, 2012 were $58,629 versus $23,140 for the six months ended June 30, 2011. This represents a 153.4% increase from the prior period. This amount consisted primarily of salary expense, and professional services and the change is due primarily to an increase in accounting and legal fees in preparation for our Form S-1 filing and ongoing reporting obligations.

Net Income (Loss)

We had a net loss for the three months ended June 30, 2012 of $63,415 versus a net loss of $64,748 for the three months ended June 30, 2011. We had a net loss for the six months ended June 30, 2012 of $125,474 versus a net income of $9,233 for the six months ended June 30, 2011. This change is due to the $110,550 grant revenue that was realized during the first quarter of 2011. Without the additional grant revenue, the net loss would have been $101,317 representing a 23.8% increase in net loss in 2012 compared to 2011 reflecting the increase in professional services fees during the current year. On a per share basis, we had a $0.01 loss for the three months ended June 30,

2012 and a $0.01 loss for the three months ended 2011.  On a per share basis, we had a $0.01 loss for the six months ended June 30, 2012 and were even for the six months ended 2011.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2012, net cash used by operating activities totaled $60,827. Net cash provided by investing activities totaled $45,886. Net cash provided by financing activities during the period was $160,482 of which included proceeds of $164,760 received from the sale of 156,914 shares of our common stock through our public offering less net repayments of $4,278 on advances we received from our president. The resulting change in cash for the period was an increase of $145,541. The cash balance at the beginning of the period was $8,230. The cash balance at June 30, 2012 was $153,771.

During the six months ended June 30, 2011, net cash provided by operating activities totaled $78,473. Net cash used in investing activities during the six month period related to our investing $100,000 into a certificate of deposit. Net cash used by financing activities during the period was $8,651 which consisted of $1,500 from the sale of 7,500 shares of our common stock, and net repayments of $10,151 on advances we received from our president. The resulting change in cash for the period was a decrease of $30,178. The cash balance at the beginning of the period was $57,831. The cash balance at June 30, 2011 was $27,653.

As of June 30, 2012, the Company had $451,268 in total current liabilities, which was represented by $8,015 in accounts payable, $29,227 in accrued expenses, $390,000 in accrued officer’s compensation and $24,026 due to the Company’s president a stockholder.  This is in comparison to June 30, 2011, where the Company had $350,910 in total current liabilities, which was represented by $6,382 in accounts payable, $20,796 in accrued expenses, $270,000 in accrued officer’s compensation and $53,732 due to the Company’s president for advances he made to the Company.

The Company had no long-term liabilities at June 30, 2012; therefore the Company had total liabilities at June 30, 2012 amounted to $451,268.  This is in comparison to June 30, 2011, where the Company had no long-term liabilities and had total liabilities of $350,910.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, This standard defines a fair value-based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with our compliance with securities laws and rules, our Chief Financial Officer has evaluated our disclosure controls and procedures on June 30, 2012. As stated previously, our Chief Financial Officer is also serving in the capacity of Chief Executive Officer, Chief Accounting Officer and company director. Because of these multiple roles, it is impossible to fully segregate duties. As such he has concluded that our disclosure controls and procedures are ineffective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Inherent in a development stage entity is the problem of segregation of duties. Given that the Company has a limited accounting department, segregation of duties cannot be completely accomplished at this stage in the business lifecycle.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CARDIGANT MEDICAL, INC.

	By:	/s/ Jerett A Creed
Dated: August 14, 2012		Jerett A. Creed
Chief Executive Officer, Chief Financial Officer