Form 10-Q
period 2012-09-30
Cardigant Medical Inc.
filed 2012-11-14
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes   o    No  X

As of November 13, 2012, there were 11,448,224 shares of the registrant’s common stock outstanding.

CARDIGANT MEDICAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 106,043	$ 8,230
Prepaid expense	53,950	429
Deposits	1,195	1,195
Total current assets	161,188	9,854

PROPERTY AND EQUIPMENT, net	3,746	-
OTHER ASSETS
Certificate of deposit	-	50,381
TOTAL ASSETS	$ 164,934	$ 60,235

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 13,715	$ 26,350
Accrued expenses	31,522	24,637
Accrued officer compensation	420,000	330,000
Due to stockholder	29,181	18,651
Total current liabilities	494,418	399,638
TOTAL LIABILITIES	494,418	399,638
STOCKHOLDERS' (DEFICIT)
Common stock, 25,000,000 shares authorized; $0.001 par value; 11,448,224 shares issued and outstanding at September 30, 2012; 11,232,650 shares issued and outstanding at December 31, 2011	11,448	11,233
Additional paid-in capital	310,941	84,999
Deficit accumulated during the development stage	(651,873)	(435,635)
Total stockholders' (deficit)	(329,484)	(339,403)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 164,934	$ 60,235

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS – Unaudited

	For the Three Months Ended		For the Nine Months Ended		From Date of Inception (April 17, 2009) to September 30, 2012
	2012	2011	2012	2011
REVENUE	$ -	$ -	$ -	$ -	$ -
OPERATING EXPENSES
Research and development	53,345	52,160	118,474	128,975	553,452
Selling, general, and administrative	37,095	23,114	95,724	46,253	261,038
Total operating expenses	90,440	75,274	214,198	175,228	814,490
LOSS FROM OPERATIONS	(90,440)	(75,274)	(214,198)	(175,228)	(814,490)
OTHER INCOME (EXPENSES)
Grant from National Institute of Health	-	-	-	110,550	170,750
Interest income	-	1,054	-	1,054	381
Interest expense	(323)	(537)	(1,240)	(1,900)	(6,114)
Total other income (expenses)	(323)	517	(1,240)	109,704	165,017
NET LOSS BEFORE INCOME TAXES	(90,763)	(74,757)	(215,438)	(65,524)	(649,473)
PROVISION FOR INCOME TAXES	-	-	(800)	-	(2,400)
NET LOSS	$ (90,763)	$ (74,757)	$ (216,238)	$ (65,524)	$ (651,873)
LOSS PER COMMON SHARE - BASIC AND DILUTED	(0.01)	(0.01)	(0.02)	(0.01)
WEIGHTED AVERAGE NUMBER OFCOMMON SHARES OUTSTANDING	11,439,482	11,207,818	11,374,882	11,179,764

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS – Unaudited

	For the Nine Months Ended September 30,		From Date of Inception (April 17, 2009) to September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (216,238)	$ (65,524)	$ (651,873)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	34,023	2,780	44,603
Depreciation expense	749	-	749
Net changes in operating assets and liabilities:		-
(Increase) decrease in prepaid expenses	(26,271)	3,325	(26,700)
(Increase) in deposits	-	(1,195)	(1,195)
Increase (decrease) in accounts payable	(3,737)	22,143	22,613
Increase in accrued expenses	6,885	-	31,522
Increase in accrued officer compensation	90,000	90,000	420,000
Net cash provided by (used in) operating activities	(114,589)	51,529	(160,281)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and reinvestments in certificate of deposit	-	(101,054)	(100,381)
Redemption of certificate of deposit	50,381	50,000	100,381
Purchase of computer software	(4,495)	-	(4,495)
Net cash provided by (used in) investing activities	45,886	(51,054)	(4,495)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	164,884	8,000	200,536
Advances from related party	33,132	3,863	170,650
Repayments on related-party advances	(31,500)	(31,977)	(100,367)
Net cash provided by (used in) financing activities	166,516	(20,114)	270,819
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,813	(19,639)	106,043
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,230	57,830	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 106,043	$ 38,191	$ 106,043
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$ 800	$ -
Cash paid during the year for interest expense	$ 162	$ -

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS - Unaudited (Continued)

  Non-cash investing and financing activities:

During the nine months ended September 30, 2012, the Company issued 4,284 shares of its common stock for services provided by its Chief Scientific Officer valued at $4,500 and charged to expense.  In September 2012, the Company granted its Chief Scientific Officer options to purchase 50,000 shares of the Company common stock at $1.05 per share. The options were valued at $13,613 using the Black-Scholes Option Model, of which 12,500 are vested and their fair value of $3,403 was charged to operations.  The option valuation factors included a term of 5 years, volatility of approximately 28%, a U.S Treasury interest rate of 0.72%, a dividend rate of 0.0% with an exercise price of $1.05, and a stock price of $1.05.

 In September 2012, the Company issued its new Chief Financial Officer options to purchase 50,000 shares of the Company common stock at $1.05 per share. The options were valued at $13,613 using the Black-Scholes Option Model, of which 12,500 are vested and their fair value of $3,403 was charged to operations.   The option valuation factors included a term of 5 years, volatility of approximately 28%, a U.S Treasury interest rate of 0.72%, a dividend rate of 0.0% with an exercise price of $1.05, and a stock price of $1.05.

In August 2012, the Company issued a new member of its Board of Directors 12,000 shares of its common stock pursuant to the terms of the director’s agreement. The 12,000 shares were valued at $12,600, which is being charged to operations over the one-year term of the director’s agreement. For the three months ended September 30, 2012, $2,100 was charged to operations. The unamortized balance at September 30, 2012 of $10,500 is included in prepaid expense.  In connection with the director’s agreement, the Company granted its new member of the Board of Directors options to purchase 24,000 shares of the Company common stock at $1.05 per share. The options were valued at $10,150 using the Black-Scholes Option Model, of which 3,000 are vested and their fair value of $1,269 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 1.83%, a dividend rate of 0.0% with an exercise price of $1.05, and a stock price of $1.05.

 In August 2012, the Company issued a consultant 334 shares of its common stock pursuant in exchange for consulting services per the terms of the consulting agreement. The 334 shares were valued at $1.05 per share totaling $350, which was charged to operations for the three months ended September 30, 2012.

In July 2012, the Company issued the new Chairman of its Scientific Advisory Board, 7,143 shares of its common stock pursuant to the terms of the consulting agreement. The 7,143 shares were valued at $1.05 each, totaling $7,500, which is being charged to operations over the one-year term of the consulting agreement. For the three months ended September 30, 2012, $1,875 was charged to operations. The unamortized balance at September 30, 2012 of $5,625 is included in prepaid expense.

 In April 2012, the Company issued its new Chairman of its Board of Directors 20,000 shares of its common stock pursuant to the terms    of the consulting agreement. The 20,000 shares were valued at $21,000, which is being charged to operations over the one-year   term of the consulting agreement. For the three months ended September 30, 2012, $5,250 was charged to operations, and for the nine months ended September 30, 2012, $10,500 was charged to operations.  The unamortized balance at September 30, 2012 of $10,500 is included in prepaid expense.    In connection with the consulting agreement, the Company granted its new Chairman options to purchase 40,000 shares of the Company common stock at $1.05 per share. The options were valued at $17,492 using the Black-Scholes Option Model, which 10,000 are vested and their value of $4,373 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 2.23%, a dividend rate of 0.0% with an exercise price of $1.05, and a stock price of $1.05.

 In January 2012, the Company issued 15,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 15,000 shares were valued at $3,000, which is being charged to operations over the remaining one-year term of the underlying agreement. For the three months ended September

30, 2012, $750 was charged to operations, and for the nine months ended September 30, 2012, $2,250 was charged to operations. The unamortized balance at September 30, 2012 of $750 is included in prepaid expense.

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

SEPTEMBER 30, 2012

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

The Company is in the development stage, as defined in Accounting Codification Standard ("ACS") Topic 915-10. From its inception (April 17, 2009) through September 30, 2012, the Company has not had any revenue from its principal planned operations. The Company will continue to report as a development stage company until significant revenues are produced.

Effective January 19, 2012, and for a period of one year thereafter, the Company and certain shareholders, through a self-underwritten registration, are offering to the general public a total of 2,500,000 shares of the Company’s common stock at a price of $1.05 per share. Of the 2,500,000 shares offered, 300,000 shares are being offered by certain shareholders included a total of 116,350 shares held by the Company’s management. During the nine-months ended September 30, 2012, the Company issued 156,813 shares of its common stock and received $164,884 through the offering.

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

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2012, and the results of its operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited financial statements are adequate to ensure the information presented is not misleading. However, the unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Commission on April 2, 2012.

The accompanying financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of September 30, 2012, the Company's cash balances did not exceed the FDIC limits.

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

Depreciation is computed on the straight-line method for financial reporting and income tax reporting purposes. The Company’s computer software is being depreciated over three years for financial reporting and three years for tax purposes as permitted by the tax code. Depreciation expense charged to operations for the three months ended September 30, 2012 and 2011 amounted to $350 and $0, respectively. Depreciation expense charged to operations for the nine months ended September 30, 2012 and 2011 amounted to $749 and $0, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2012, the Company had no long-lived assets.

Research and Development

The Company accounts for research and development costs in accordance with ASC Topic 730-10 "Research and Development." Under ASC Topic 730-10, all research and development costs must be charged to expenses as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended September 30, 2012 and 2011, the Company incurred research and development expenses of $53,345 and $52,160, respectively. For the nine months ended September 30, 2012 and 2011, the Company incurred research and development expenses of $118,474 and $128,975, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740-10.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

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

See Note (6) Stockholder’s Equity (Deficit) for detail stock-based compensation activity.

The Company adopted its 2010 Stock Option Plan in May of 2010 allowing for a maximum of five million shares to be issued. At September 30, 2012, 164,000 options have been granted with an exercise price of $1.05, of which 38,000 are vested.

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

Per Share Amounts

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. For the three months ended September 30, 2011, the Company did not have equity or financial instruments issued or granted which would be anti-dilutive. As of September 30, 2012, the Company has issued 164,000 stock options of which 38,000 are vested, which, if exercised, would be dilutive.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

September 30, 2012

                                       Level                       Fair Value           Carrying  Amount

Liabilities

Due to stockholder                 2                              $29,181                       $29,181

Recorded value for the stockholder liability approximate its fair value due to the short maturities of such instrument.

 (4) Related Party Transactions

The Company has received some of its working capital from its founder, Jerett A. Creed. These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum. On January 4, 2010, Mr. Creed converted $50,000 of the outstanding shareholder loan balance in exchange for 11,000,000 shares of the Company's common stock. There was no compensation or interest expense included in the conversion. The amounts due at September 30, 2012, including accrued interest, amounted to $0.  Interest expense charged to operations for the three months ended September 30, 2012 and 2011 amounted to $323 and $537 respectively. Interest expense charged to operations for the nine ended September 30, 2012 and 2011 amounted to $1,240 and $1,900 respectively. During the third quarter of 2012, no shares were sold to affiliates and family members of the Company’s management.

 (5) Accrued Officer's Compensation

The Company has been accruing a salary in the amount of $120,000 per annum for its founder Jerett A. Creed since January 3, 2010. The balances accrued at September 30, 2012 and 2011 were $420,000 and $300,000, respectively. Salary is allocated between research and development and general and administrative based upon time spent.

(6) Stockholder's Equity (Deficit)

There is no public market for the Company's common shares. Since its inception, the Company has negotiated the value of its common stock in arm's length transactions with all unrelated parties.

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, the Company issued 4,284 shares of its common stock for services provided by its Chief Scientific Officer valued at $4,500 and charged to expense.  In September 2012, the Company granted its Chief Scientific Officer options to purchase 50,000 shares of the Company common stock at $1.05 per share. The options were valued at $13,613 using the Black-Scholes Option Model, of which 12,500 are vested and their fair value of $3,403 was charged to operations.  The option valuation factors included a term of 5 years, volatility of approximately 28%, a U.S Treasury interest rate of 0.72%, a dividend rate of 0.0% with an exercise price of $1.05, and a stock price of $1.05.

In September 2012, the Company issued its new Chief Financial Officer options to purchase 50,000 shares of the Company common stock at $1.05 per share. The options were valued at $13,613 using the Black-Scholes Option Model, of which 12,500 are vested and their fair value of $3,403 was charged to operations.   The option valuation factors included a term of 5 years, volatility of approximately 28%, a U.S Treasury interest rate of 0.72%, a dividend rate of 0.0% with an exercise price of $1.05, and a stock price of $1.05.

In August 2012, the Company issued a new member of its Board of Directors 12,000 shares of its common stock pursuant to the terms of the director’s agreement. The 12,000 shares were valued at $12,600, which is being charged to operations over the one-year term of the director’s agreement. For the three months ended September 30, 2012, $2,100 was charged to operations. The unamortized balance at September 30, 2012 of $10,500 is included in prepaid expense.

In connection with the director’s agreement, the Company granted its new member of the Board of Directors options to purchase 24,000 shares of the Company common stock at $1.05 per share. The options were valued at $10,150 using the Black-Scholes Option Model, of which 3,000 are vested and their fair value of $1,269 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 1.83%, a dividend rate of 0.0% with an exercise price of $1.05, and a stock price of $1.05.

In August 2012, the Company issued a consultant 334 shares of its common stock pursuant in exchange for consulting services per the terms of the consulting agreement. The 334 shares were valued at $1.05 per share totaling $350, which was charged to operations for the three months ended September 30, 2012.

In July 2012, the Company issued the new Chairman of its Scientific Advisory Board, 7,143 shares of its common stock pursuant to the terms of the consulting agreement. The 7,143 shares were valued at $1.05 each, totaling $7,500, which is being charged to operations over the one-year term of the consulting agreement. For the three months ended September 30, 2012, $1,875 was charged to operations. The unamortized balance at September 30, 2012 of $5,625 is included in prepaid expense.

In April 2012, the Company issued its new Chairman of its Board of Directors 20,000 shares of its common stock pursuant to the terms    of the consulting agreement. The 20,000 shares were valued at $21,000, which is being charged to operations over the one-year   term of the consulting agreement. For the three months ended September 30, 2012, $5,250 was charged to operations, and for the nine months ended September 30, 2012, $10,500 was charged to operations.  The unamortized balance at September 30, 2012 of $10,500 is included in prepaid expense.    In connection with the consulting agreement, the Company granted its new Chairman options to purchase 40,000 shares of the Company common stock at $1.05 per share. The options were valued at $17,492 using the Black-Scholes Option Model, which 10,000 are vested and their value of $4,373 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 2.23%, a dividend rate of 0.0% with an exercise price of $1.05, and a stock price of $1.05.

In January 2012, the Company issued 15,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 15,000 shares were valued at $3,000, which is being charged to operations over the remaining one-year term of the underlying agreement. For the three months ended September 30, 2012, $750 was charged to operations, and for the nine months ended September 30, 2012, $2,250 was charged to operations. The unamortized balance at September 30, 2012 of $750 is included in prepaid expense.

Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, the Company issued its chief scientific officer 18,750 shares of common shares as part compensation pursuant to the service agreement, which were valued at $5,750 and expensed to research and development. During the same nine month period the Company issued 15,000 due under its service agreement with its Chief Medical Officer. These shares were valued at $3,000 and were initially classified as a prepaid expense. The $3,000 was amortized to research and development over the twelve months of the agreement’s term. Also during the nine month period, the Company issued 4,400 shares of its common stock for accounting services that were valued at $880 and charged to operations. Also during the same nine month period the Company issued 40,000 shares for $8,000.

 (7) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

Effective January 1, 2012, the Company revoked its “S” election status, and is now subject to income tax on its net taxable income. As of September 30, 2012, the Company has a net operating loss carryover of approximately $182,000 available to offset future income for income tax reporting purposes, which will expire in 2032, if not previously utilized. As of September 30, 2012, the Company has a deferred tax asset consisting solely of its taxable net operating loss of approximately $49,000. The Company has established a valuation allowance offsetting its deferred tax asset in full as management believes that it is more likely than not that the net operating loss will not be utilized.

The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense and to identify them for tax purposes.  During the three months and nine months ended September 30, 2012 and 2011, income tax interest and penalties in the statement of operations totaled $0 and $0, respectively.  The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to income tax examination by tax authorities for 2009, 2010 and 2011.

(8) Commitments and Contingencies

Rental Agreement

On May 3, 2011 the Company entered into a rental agreement for laboratory space at a bioscience collective in Pasadena, California. The rental agreement calls for a security deposit of $1,100 and monthly rent payments of $1,100. The lease is month to month and can be terminated by either party with thirty days' notice.

Rent expense for the three months ended September 30, 2012 and 2011 totaled $3,300 and $3,300, respectively.  Rent expense for the nine months ended September 30, 2012 and 2011 totaled $9,900 and $5,102, respectively.

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

Overview

We are a development stage biotechnology company focused on systemic and local drug delivery for the treatment of cardiovascular and peripheral vascular disease. Cardigant was founded to capitalize on the belief that local drug delivery to the vasculature holds the potential to improve outcomes and treat previously untreated disease segments most notably vulnerable atherosclerotic plaque lesions of the coronary, peripheral, and neuro vasculatures. Our focus is on treating atherosclerosis and plaque stabilization using systemic and targeted delivery of large molecule therapeutics based on high density lipoprotein (HDL) targets. Circulating plasma levels of HDL are inversely correlated with coronary artery disease. Towards this goal, we are evaluating drug formulations based on the apoa-1 protein that are delivered both systemically via intravenous infusion and via a catheter to one or more lesions as identified by intravascular ultrasound (IVUS) and or optical coherence tomography (OCT). Our product candidate consists of a recombinant protein construct coding for the apoa-1 protein in a phospholipid formulation. The apoa-1 protein's primary function is the promotion of reverse cholesterol transport (RCT) from the arterial wall to the liver for catabolism and excretion. Apolipoprotein A-I is a protein that in humans is encoded by the Apoa-1 gene. It has a specific role in the metabolism of lipids. Naturally occurring Apoa-1 is the major protein component of HDL also known as the good cholesterol. Apoa-1 protein constitutes roughly 70% of the HDL composition. There are both naturally occurring and synthetically modified mutations of the apoa-1 protein. Some of these mutations can have positive effects on cholesterol mobilization. We are currently evaluating various apoa-1 based protein sequences to determine the optimal drug candidate based on efficacy, minimum royalty costs and available production methods among other factors. We have been evaluating the catheter based local delivery of our product for specifically reducing the plaque content and burden within one or more adjacent sites.

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

Research and Development Expenses ("R&D")

Our research and development expenses primarily consist of personnel-related costs, technical consulting fees, and contract research fees. As our senior management are largely involved with overseeing our current development programs, we currently allocate 80% of Mr. Creed's salary (accrued or otherwise) and 100% of Drs. Sinibaldi and Perin to R&D expense. We expect to hire additional technical personnel, engage in additional pre-clinical studies and incur additional patent fees. As such we expect our R&D spending to increase in the coming periods. Although we have multiple potential development programs, we are currently only working on one program. This program is focused on optimizing our biologic compound for systemic delivery in the treatment of acute coronary syndromes. However, since it is likely that we will use the same biologic compound for both systemic and local delivery, it is expected that a substantial portion of the work we are incurring for this development program will translate to other methods of delivery and as well as potential disease states. Assuming we are able to raise sufficient funds, we expect to incur an additional $1.5 million over the next 18 months in execution of our pre-clinical and clinical development programs. We believe this will take us through the required approval to begin a phase I trial. This number is composed of the following estimates of major expenses: $600,000 of employee related R&D costs; $385,000 of formulation development, protein process development, and cGMP production; and $325,000 of additional pre-clinical development studies including standard toxicology studies. Since this is highly dependent on the availability of funds, it may be important to understand the order and amount of spending in the event that funds are received piecemeal. In the event that insufficient funds are available to complete all of the outlined work, we would initially focus on the formulation development of the final drug dosage. This is estimated to cost approximately $150,000; we would then expect to begin additional pre-clinical studies using this final drug dosage conducted as non-GLP studies confirming the efficacy of our final drug dosage. This is estimated to cost approximately $125,000. Next we would finalize contract based small scale cGMP production of our protein required to conduct our toxicology studies. This is estimated at $175,000. Finally we would perform our GLP toxicology studies estimated at $200,000. We expect the culmination of this work to allow us to submit all required evidence to initiate a phase I trial in the US or other region of the world.

Selling, General and Administrative Expenses ("SG&A")

Our selling, general and administrative expenses consist primarily of non allocated salaries including benefits. As we expect to hire additional personnel, we expect this amount to increase to approximately $300,000 over the next 12-18 months. Additionally we expect to move into a new office space which will add an additional $24,000 annual expense. In September 2012, we hired a Chief Financial Officer at an initial reduced salary of $5,000 per month, with a bonus opportunity upon the achievement of certain milestones, plus options to purchase 50,000 shares of the Company common stock at $1.05 per share, vesting over a 4 month period.  We also expect to incur an additional $30,000 per year of investor relations expenses for disseminating company information, news releases and public filings.

Results of Operations for the Three and Nine Months ended September 30, 2012 as Compared to the Three and Nine Months ended September 30, 2011

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

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2012 were $53,345 versus $52,160 for the three months ended September 30, 2011. This represents a 2% increase from the prior year period.  These expenses consisted mainly of allocated salary for our CEO, expense for our CSO and other consultants and laboratory supplies. We expect our R&D expenses to ramp up to approximately $700,000 over the next 18 months with most of the expenses back ended.

Research and development expenses for the nine months ended September 30, 2012 were $118,474 versus $128,975 for the nine months ended September 30, 2011. This represents an 8% decrease from the prior year period. The change from the prior year period is mostly attributed to less pre-clinical work going on during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 were $37,095 versus $23,114 for the three months ended September 30, 2011. This represents a 60% increase from the prior period. This amount consisted primarily of salary expense, and professional services and the change is due primarily to an increase in accounting fees for ongoing reporting obligations, and the hiring of a Chief Financial Officer.

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $95,724 versus $46,253 for the nine months ended September 30, 2011. This represents a 107% increase from the prior period. This amount consisted primarily of salary expense, and professional services and the change is due primarily to an increase in accounting and legal fees in preparation for our Form S-1 filing and ongoing reporting obligations.

Net Income (Loss)

We had a net loss for the three months ended September 30, 2012 of $90,763 versus a net loss of $74,757 for the three months ended September 30, 2011. We had a net loss for the nine months ended September 30, 2012 of $216,238 versus a net loss of $65,524 for the nine months ended September 30, 2011. This change is due to the $110,550 grant revenue that was realized during the first quarter of 2011. Without the additional grant revenue, the net loss would have been $176,074 representing a 23% increase in net loss in 2012 compared to 2011 reflecting the increase in professional services fees during the current year. On a per share basis, we had a $0.01 loss for the three months ended September 30, 2012 and a $0.01 loss for the three months ended 2011.  On a per share basis, we had a $0.02 loss for the nine months ended September 30, 2012 and a $0.01 loss for the nine months ended 2011.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2012, net cash used by operating activities totaled $114,589. Net cash provided by investing activities totaled $45,886. Net cash provided by financing activities during the period was $166,516 of which included proceeds of $164,884 received from the sale of 156,914 shares of our common stock through our public offering less net repayments of $1,632 on advances we received from our president. The resulting change in cash for the period was an increase of $97,813. The cash balance at the beginning of the period was $8,230. The cash balance at September 30, 2012 was $106,043.

During the nine months ended September 30, 2011, net cash provided by operating activities totaled $51,529. Net cash used in investing activities during the nine month period related to our reinvestment of a $100,000 certificate of deposit, and redemption of a $50,000 certificate of deposit. Net cash used by financing activities during the period was $20,114 which consisted of $8,000 from the sale of 40,000 shares of our common stock, and net repayments of $28,114 on advances we received from our president. The resulting change in cash for the period was a decrease of $19,639. The cash balance at the beginning of the period was $57,830. The cash balance at September 30, 2011 was $38,191.

As of September 30, 2012, the Company had $494,418 in total current liabilities, which was represented by $13,715 in accounts payable, $31,522 in accrued expenses, $420,000 in accrued officer’s compensation and $29,181 due to the Company’s president a stockholder.  This is in comparison to September 30, 2011, where the Company had $399,638 in total current liabilities, which was represented by $26,350 in accounts payable, $24,637 in accrued expenses, $330,000 in accrued officer’s compensation and $18,651 due to the Company’s president for advances he made to the Company.

The Company had no long-term liabilities at September 30, 2012; therefore the Company’s total liabilities at September 30, 2012 amounted to $494,418.  This is in comparison to September 30, 2011, where the Company had no long-term liabilities and had total liabilities of $399,638.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50. This standard defines a fair value-based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with our compliance with securities laws and rules, our Chief Financial Officer has evaluated our disclosure controls and procedures on September 30, 2012. Prior to September 2012, the Chief Financial Officer was also serving in the capacity of Chief Executive Officer, Chief Accounting Officer and company director. Because of these multiple roles, it is impossible to fully segregate duties. As such he has concluded that our disclosure controls and procedures are ineffective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Inherent in a development stage entity is the problem of segregation of duties. Given that the Company has a limited accounting department, segregation of duties cannot be completely accomplished at this stage in the business lifecycle.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to or engaged in any material legal proceedings. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note (6) Stockholder’s Equity (Deficit) in Notes To Financial Statements of this filing for detail stock-based compensation activity.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Reserved)

Item 5.  Other Information

Current report form 8-K filed on September 17, 2012 is incorporated by reference.

Current report form 8-K filed on August 17, 2012 is incorporated by reference.

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

CARDIGANT MEDICAL, INC.

Dated: November 13, 2012

By: /s/ Jerett A. Creed

Jerett A. Creed

Chief Executive Officer

Dated: November 13, 2012

By: /s/ Jack R. A. Mott

Jack R. A. Mott

Chief Financial Officer,

(Principal Financial Officer, Principal Accounting Officer)