Form 10-K
period 2012-12-31
Cardigant Medical Inc.
filed 2013-04-05
CIK 1491487

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, computed by reference to the price at which the common equity was last sold, or as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $307,000 based upon an estimated per share value of $0.525 at June 30, 2012.  For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates.

As of March 1, 2013, there were 23,067,598 shares of the registrant’s common stock outstanding.

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking statements, including the terms believes, estimates, anticipates, expects, plans, intends, may, will or should or, in each case, their negative, plural or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning: our business strategy, outlook, objectives, clinical  success of our technology, future milestones, plans, intentions, goals, and future financial condition, including the period of time  for which our existing resources will enable us to fund our  operations; plans regarding our efforts to gain regulatory  approval for our HDL based technology for the regression and  stabilization of atherosclerotic plaque buildup; the possibility, timing and outcome of submitting regulatory filings for our technology under development; our research and development programs for our HDL  based technology and other possible uses or indications for use of our  technology in reducing and stabilizing lipid based plaques, including  planning for and timing of any clinical trials and potential  development and or commercialization milestones; the development of financial, clinical, licensing and distribution plans related to the potential commercialization of our drug products, if approved; and plans regarding potential strategic alliances and other collaborative arrangements with pharmaceutical companies or other joint venture  partners to develop, license, manufacture and or market our products.  We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors listed in the "Risk Factors" section below, as well as any cautionary language in this filing, provide examples of these risks and uncertainties.  We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, subject to our obligations under federal securities laws.

Examples of the risks and uncertainties include, but are not limited to:

RISKS RELATED TO OUR BUSINESS Our business and our ability to realize the potential advantages of our technology are subject to a number of risks which should be considered before making an investment decision. These risks are discussed more fully in the "Risk Factors" section of this filing. Some of the more substantial risks that should be taken into account when considering an investment in our shares include but are not limited to the following:

-We have a very limited operating history.

-We have incurred losses since our inception in April of 2009 and we expect to continue to incur substantial losses for the foreseeable future.

-We may never achieve or maintain profitability.

-We are currently understaffed. While we are recruiting for key technical positions, we may be unable to fill these positions or retain the talent and relationships we currently have.

-Our current financial position includes a lack of capitalization necessary to execute on our business plan. This requires that we raise additional funds. This will result in dilution to shareholders, and we may be unable to raise any additional capital or raise capital on attractive terms.

-Our ability to continue our research and conduct clinical trials also involves a significant amount of capital of which we may not be able to raise in sufficient quantity and of which we do not currently possess.

-The manufacturing of our drug candidate is expensive and difficult as it is a biologic. We may be unable to establish a scalable process that is either cost effective and or in sufficient commercial or clinical quantities.  Additionally, we may be unable to compete with better capitalized and or technically managed companies targeting similar diseases using similar technological approaches.

The nature of our business and technology is highly complex and our lead product candidate simply may not work for its intended clinical application.

-The eventual sale of our drug candidate will be subject to numerous regulatory challenges imposed by the FDA and regulatory bodies in other countries.

-We may be unable to comply with these regulations and gain approval for the sale of our drug candidate in any region of the world.

-There is currently no market for the trading of our shares and there is no guarantee that one will develop or at what prices and volume.

-We are exploring raising funds through an additional debt or equity offering. There may be no minimum amount of debt or shares that are required to be sold by the company as a part of any offering. This means that while the company may sell some shares or raise debt, it may not receive adequate funds to execute its business plan or continue its operations.

-The company's Chief Executive Officer also filled the role of Chief Financial Officer and Chief Accounting Officer through September, 2012. This prohibited any segregation of duties and creates potential conflicts of interests that normally would be managed by individuals filling those positions uniquely.

CARDIGANT MEDICAL, INC.

INDEX

PART I FINANCIAL INFORMATION	Page
ITEM 1. BUSINESS	Page 06
ITEM 1A. RISK FACTORS	Page 11
ITEM 1B. UNRESOLVED STAFF COMMENTS	Page 19
ITEM 2. PROPERTIES	Page 19
ITEM 3. LEGAL PROCEEDINGS	Page 20
ITEM 4. MINE SAFETY DISCLOSURES	Page 20
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page 20
ITEM 6. SELECTED FINANCIAL DATA	Page 20
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page 20
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page 25
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page 26
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	Page 43
ITEM 9A. CONTROLS AND PROCEDURES	Page 43
ITEM 9B. OTHER INFORMATION	Page 44
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	Page 44
ITEM 11. EXECUTIVE COMPENSATION	Page 46
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Page 49
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Page 49
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	Page 50
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	Page 50

ITEM 1.                      BUSINESS.

CORPORATE HISTORY

Corporate Information

We were incorporated in Delaware in April 2009. Our principal executive office is located at 1500 Rosecrans Avenue, Suite 500, Manhattan Beach, CA 90266. We have laboratory space in Pasadena, CA. Our telephone number is (310) 421-8654.  Our website address is www.cardigant.com.  Information contained in, or accessible through, our website does not constitute a part of, and is not incorporated into, this filing. Our fiscal year end is December 31.  We are focused on the use of biologics and combination biologics and devices for the treatment of acute coronary syndromes, carotid stenosis and aortic valve stenosis.  We have a very limited operating history, but were formed to merge certain expertise in drug delivery devices with high density lipoprotein based compounds. There is currently no active market for our common stock.

COMMON STOCK

On March 04, 2013, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Company's Restated Certificate of Incorporation (the "Certificate of Amendment") to effect a 2-for-1 forward stock split of its Common Stock, which increased the number of shares of Common Stock issued and outstanding as of December 31, 2012 from 11,450,752 shares to 22,901,504 shares.  The number of authorized shares of Common Stock was also increased from 25,000,000 to 50,000,000, and there was no change in the par value of its Common Stock of $0.001 per share.

BUSINESS OVERVIEW

Our primary focus is on treating atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature as well as stenosis of the aortic valve using systemic and local delivery of large molecule therapeutics based on high density lipoprotein ("HDL") targets.  We are evaluating proteins based on the Apolipoprotein A-I ("ApoA-1") structure found in HDL to address our primary focus.  We are looking at both the naturally occurring sequence of AApoA-1 as well as synthetically modified sequences.  Our lead drug product is based on the AApoA-1 protein. Circulating ApoA-1 is a protein that in humans is encoded by the ApoA-1 gene.  It has a specific role in the metabolism of lipids.  Naturally occurring ApoA-1 is the major protein component of HDL also known as the good cholesterol.  The ApoA-1 protein constitutes roughly 70% of the HDL particle composition. Circulating plasma levels of HDL have been shown to be inversely correlated with coronary artery disease.   Our work has focused on the evaluation of various mutations of the genetic sequence of the ApoA-1 protein versus the naturally occurring sequence, the design and development of various drug delivery technologies and the optimization of drug and delivery formulations. We have pre-clinically evaluated various mutations of the ApoA-1 protein against the naturally occurring sequence as well as delivery methods to treat simulated stable and unstable plaque lesions. The output of our work and previous academic work is an optimized drug formulation designed to address the ischemic stroke patient based on a symptomatic carotid plaque lesion. Our recent and ongoing work is in finalizing the drug formulation and the preparation for a regulatory filing to evaluate the safety of our product candidate in humans.

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

Sixty to eighty percent of all heart attacks are caused by a ruptured plaque lesion with nine hundred thirty five thousand new and recurrent heart attacks in the US each year (2009 American Heart Association Statistics). Unfortunately most vulnerable plaque lesions are asymptomatic as the plaque buildup occurs within the arterial wall and does not always substantially protrude into the vessel causing any ischemic symptoms. As such intravascular diagnostic techniques such as angiograms are often unable to detect a vulnerable plaque lesion.  Upon rupture of a plaque lesion, the arterial wall empties its lipid rich pool into the blood stream where it can either cause a clot further downstream or simply remain adjacent to the rupture site where it is eventually attacked by the body causing a clot and complete or partial blockage.

It has been established over the course of scientific research spanning the last few decades that the risk of cardiovascular disease can be reduced with proper cholesterol management.  Cholesterol is actually required for normal cell function and overall health.  Our bodies obtain cholesterol both through the foods we eat and by manufacturing cholesterol inside some of our cells and organs. Cholesterol either remains within the cell or is transported by the blood to various organs. The major carriers for cholesterol in the blood are known as lipoproteins, which are particles composed of fat and protein, including low density lipoprotein ("LDL") and HDL. LDL delivers cholesterol to organs where it can be used to produce hormones, maintain healthy cells or be transformed into natural products that assist in the digestion of other lipids. HDL removes excess cholesterol from arteries and tissues to transport it back to the liver for elimination known as reverse cholesterol transport. In a healthy human body, there is a balance between the delivery and removal of cholesterol from the blood. Over time, however, an imbalance can occur in which there is too much cholesterol delivery by LDL and too little cholesterol removal by HDL.

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

APOA-1 OVERVIEW

Wild type ApoA-1 is a protein that in humans is encoded by the ApoA-1 gene.   Its primary sequence is a 243 amino acid protein which has a highly specific role in the excretion and metabolism of lipids. The ApoA-1 protein tertiary sequence is largely a repeating alpha helical structure with specific binding domains. ApoA-1 is the major protein component of HDL in plasma.  The protein comprises approximately 70% of the total protein content of HDL particles and promotes cholesterol efflux from peripheral tissues to the liver for excretion in a process known as reverse cholesterol transport ("RCT"). The exact method of activation of the RCT process is still being evaluated, but it is known that ApoA-1 has a specific interaction with the enzyme Lecithin Cholesterol Acyltransferase ("LCAT"). LCAT is a major enzyme involved in the esterification of free cholesterol present in circulating plasma lipoproteins and as such is a major determinant of plasma HDL concentration. It is believed that the enzyme is responsible for the conversion from a discoidal to spherical HDL particle which can then take on cholesterol.

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

BUSINESS STRATEGY

Our goal is to establish clinical proof of concept for our drug product and then selectively pursue strategic collaborations for the commercialization for our product candidates. We also expect to seek partners in selective regions to help shoulder some of the financial and development burden for the global clinical development of our drug compound. Our motivation for doing this is to reduce the amount of capital necessary to be raised to reduce potential shareholder dilution and increase the speed through the clinical trial process.  While we recognize that multiple disease segments can be potentially treated with our technology, we would like to remain focused on establishing proof of concept and continuing clinical trials for the acute coronary syndrome patient and the acute stabilization of symptomatic carotid plaque lesions. . We believe these two indications provide the best chance of success and adequate return on investment for our shareholders.

We currently have a small lab space where we conduct in vitro experiments and produce products for our pre-clinical studies, however, this lab space is not sufficient to produce clinical grade of our drug candidate or material that can be used for US FDA toxicology studies. The US FDA requires that material created for the purpose of conducting animal studies designed to establish the safety of a therapeutic must be produced under the standards known as Good Laboratory Practices "GLP". This requires a comprehensive set of documented procedures and validated test methods. Our laboratory is not considered a GLP facility. There are several contract labs that are certified as GLP labs that we can contract with to produce our materials. We do not currently have any contractual commitments with any lab to perform this work, but are currently initiating discussions with some labs to establish this relationship. We make decisions on which contract research organization to contract with on a study by study basis taking into account factors such as lead time, particular experience with an animal model and cost among other factors. Additionally we need to establish production for our drug candidate conducted within FDA regulated facilities operating under current Good Manufacturing Practices "cGMP". cGMP consists of a set of documented processes and procedures where products are manufactured under highly controlled and traceable environments. We plan to contract for this work.  We believe this allows us to better control costs and manage the risk associated with a changing regulatory environment. We have basic processes  covering the manufacture of our drug candidate in pilot scale quantities and  will likely need to spend considerable efforts scaling up this process and  transferring it to a 3rd party contract manufacturer. cGMP material is not required for all animal studies, but is required for any human studies. We do not currently have any contractual arrangements with any cGMP manufacturer for any of our products.

Market Opportunity for an HDL based therapeutic

Sixty- eighty percent of new and recurrent heart attacks in the United States  each year are caused by a ruptured plaque lesion with 935 thousand new cases in the US alone (2009 American Heart Association), 2.2 million in the US, Europe and Japan combined representing a multibillion US dollar market opportunity. The risk for the company is whether our eventual lead drug product will achieve clinically relevant endpoints in a safe and cost effective manner.

Clinical Development of an HDL based therapeutic

It is our goal to initiate a First In Man clinical study before the end of 2013. Based on our current regulatory strategy, we expect this trial to be in Europe. We have been in discussions with Clinical Research Organizations and are currently conducting our pre-clinical studies based on the submission requirements necessary for a European first in man trial.

Manufacturing

We are currently working on process development and clinical grade standard operating procedures. Once we have a validated process for our protein complex, we will look to find a qualified vendor. Occasionally we will contract with a contract manufacturer to produce larger quantities. We do not currently have any open contracts for any protein purchases with any vendor.

Sales and Marketing

We currently do not have any sales and marketing infrastructure and do not plan on establishing any within the next few years. We expect to pursue strategic marketing and distributing collaboration upon completion of a successful mid stage trial.

Intellectual Property

We have exclusive US rights to patent US2005287636 (A1) - "ProapolipoproteinA-I mutant and pharmaceutical composition comprising the same for prevention and treatment of atherosclerosis and hyperlipidemia" and related filings. This patent has been issued in Korea and the US and covers the gene sequence, protein product, and ecoli expression system method for manufacture. We are not currently advancing this compound. As such it is likely that we will terminate this agreement once the determination is made that we will not advance this compound. We are currently working with the mutation known as the Milano mutation. This mutation consists of a cysteine for arginine substitution which results in the formation of dimerized protein structure. When complexed with certain phospholipids, the protein structures form novel reconstituted HDL particles. We have filed a provisional application around the method of treatment using our proprietary formulation, however, there is no guarantee that this provisional application will be converted into a patent application or if filed, that a patent will be granted. As such it is possible that we may advance a product to the clinic without any patent protection.

We have developed proprietary standard operating procedures and animal models for producing and evaluating our technology. We consider these processes and methods confidential to our business. As such we seek to limit disclosure of this information to those parties that consent to signing confidentiality agreements limiting their ability to act on such information and to disclose to others.  Additionally, we have generated know-how related to the expression, storage, isolation and purification of our biologic products as we have produced small scale batches. Some of this know-how may be relevant for larger scale production.

COMPETITION

Our industry is subject to rapid and intense technological change. We will without a doubt face companies with better capitalization and technological expertise. The vascular space is fiercely competitive and there are numerous compounds and delivery approaches under study. Specifically related to ApoA-1, there are 4 companies that we are aware of working in this area. Drug development is a capital intensive project with millions of dollars necessary to successfully develop, test and market compounds successfully.  We expect to seek multiple financial or strategic financing opportunities in our development of our product.

RELATED PARTY TRANSACTIONS

The Company has received some of its working capital from its founder Jerett A. Creed.  Mr. Creed has also paid Company expenses with personal funds.  These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum with a balance of $29,852 as of December 31, 2012. On January 4th, 2010, Mr. Creed converted $50,000 of his outstanding shareholder loan balance in exchange for twenty-two million shares of the Company. There was no compensation or interest expense included in the conversion.  In April 2012, an entity of which Mr. Creed is a beneficiary purchased 95,238 shares of the Company’s common stock for $50,000 at $0.525 per share per the S-1 registration.

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

PRIVACY LAWS

Federal and state laws govern our ability to obtain and, in some cases, to use and disclose data we need to conduct research activities. Through the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress required the Department of Health and Human Services to issue a series of regulations establishing standards for the electronic transmission of certain health information. Among these regulations were standards for the privacy of individually identifiable health information. HIPAA does not preempt, or override, state privacy laws that provide even more protection for individuals' health information. These laws' requirements could further complicate our ability to obtain necessary research data from our collaborators.

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

EMPLOYEES

As of December 31, 2012 we had four employees, Jerett Creed serving as our Chief Executive Officer, Ralph Sinibaldi, PhD serving as our Chief Scientific Officer, Emerson Perin, MD, PhD serving as our Chief Medical Officer, and Jack Mott serving as our Chief Financial Officer.  We also employed research assistants on a part-time contract basis.

Mr. Creed's Employment Agreement extends until he is no longer able or willing to provide services to us. Mr. Creed is entitled to annual compensation in the amount of $120,000 per year. Additionally, the agreement provides for 5% accrued annual interest on the outstanding principal balance for any funds advanced to us or unreimbursed by us from the employee for recognized business expenses.

Our Chief Science Officer (“CSO”) is being compensated on an hourly basis for time served paid as a mixture of cash and stock. Our CSO is currently compensated at the rate of $100/ hour plus the equivalent of $100/ hour of compensation paid in equity priced at $0.10 to $0.525 per share.  Plus our CSO was compensated with a grant of options to purchase 100,000 shares of the Company common stock at $0.525 per share. The options were valued at $13,613 using the Black-Sholes Option Model, of which 100,000 are vested and their fair value of $13,613 was charged to operations

Our Chief Medical Officer is being compensated solely in equity. A total of 60,000 shares over a 21 month period have been paid representing compensation in the amount of $6,000. This arrangement may be augmented with an hourly fee as we move closer to filing for approval to conduct a clinical study. If this happens, we anticipate offering a similar compensation structure as our CSO which would include a $200 per hour rate paid 50% in equity based on the fair market value of the shares at the time and 50% in cash.

Our Chief Financial Officer, who joined the company in September 2012, is initially compensated at the rate of $5,000 per month, with a grant of options to purchase 100,000 shares of the Company common stock at $0.525 per share. The options were valued at $13,613 using the Black-Sholes Option Model, of which 100,000 are vested and their fair value of $13,613 was charged to operations.

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

We have incurred losses since our inception in April 2009 and will continue to incur losses until we receive a product approval. Even if we are able to receive product approval, we may be unable to become or maintain profitability.  Most of our activities since our inception have focused on organization, startup and securing appropriate rights to our product. We have not completed development of our product candidate necessary to initiate a phase I study.  Because of the numerous risks associated with drug development, we are unable to predict whether our development efforts will be successful.  Additionally, we are lacking a strong development infrastructure that will be required for successfully executing on a complex technology development program.

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

We are a development stage company and have no commercial products. Our product candidate is still being developed and will require significant additional pre-clinical, in vitro and clinical development and additional investment before it can be commercialized. We anticipate that our most advanced product candidate will not be commercially available for several years, if it becomes available at all

We anticipate that it will cost us $1,500,000 to get us to be in a position to file for an Investigational New Drug (“IND”) with a regulatory body of which we currently do not have.

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

Our operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

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

Our future success depends to a significant extent on the skills, experience and efforts of our scientific and management teams, including Jerett A. Creed our Chief Executive Officer, Ralph Sinibaldi, PhD our Chief Scientific Officer, and Emerson Perin, MD, PhD our Chief Medical Officer and Jack Mott, our Chief Financial Officer.  Our Chief Scientific Officer, Chief Medical Officer and Chief Financial Officer are part time and conduct work on an as needed basis. While we have other scientific consultants currently working for us, our near term efforts will depend entirely on our current management until we augment our management team with non-consulting personnel.

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

We have limited independent board representation and limited independent audit and compensation committees.

We currently have three board members, Jerett A. Creed, William Pinon, and Scott Merz.

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

We have not proven in clinical trials that our compound will be safe and effective for the indications for which we intend to seek approval. Our drug compound is susceptible to various risks, including undesirable and unintended side effects, inadequate therapeutic efficacy or other characteristics that may prevent or limit potential regulatory approval or commercial use. The design of clinical trials is complex and there are often many confounding factors related to the successful achievement of meeting primary and secondary endpoints.

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

Currently there are three other companies that we are aware of working on HDL based biologics to treat acute coronary syndromes. These include the Medicines Company, Cerenis Therapeutics and CSL Limited.

Due to the severity of the disease state we are targeting, there are significant research and development efforts ongoing from many large multinational pharmaceutical companies. These companies have proven track records of development are better capitalized and often have more established relationships with academic and government organizations that may give them substantial advantages over us to commercialize competing or potentially disruptive technologies.

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

Our success may partially depend on our ability to establish and maintain intellectual property protection for our product.

Our technology is based on drug formulations which we have developed. These drug formulations may or may not be patentable. Once we determine our final protein manufacturing process at scale, we will determine if our product is better protected through trade secrets or by filing for patent protection.  Additionally we may file additional method provisional applications or patents covering potential novel ways of using and delivering our technology, however, there is no guarantee that any method patents will be granted in the United States or in any other country we may seek protection or that they will serve as a barrier from competition from better funded or staffed organizations. Additionally the protection afforded by international patent laws as well as the enforcement actions differ from country to country. There is no guarantee that we will be able to maintain adequate protection or enforcement of our intellectual property position.

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

Our clinical trial program can be delayed for numerous reasons, many of which may be beyond our control. The completion of our clinical trials may be delayed or terminated for many reasons, including if:

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

RISKS RELATED TO THE PURCHASE OF OUR COMMON STOCK

 Our shares are currently not listed or quoted on any exchange. There has never been and there may never be an active market for our common stock.

Through January 18, 2013 we conducted a registered offering of our common stock. The risks associated with this offering can be found in the Risk Factors section of our Prospectus as filed with the SEC.

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

We will need to raise additional cash to continue our development efforts.  As there is uncertainty in the market that may develop for our common shares as well as the established market price, there is no guarantee that a future fund raising activity will be done at per share prices above what was paid in this offering or in the open market during this time. Additionally as we will be recruiting for additional senior executive positions, it is likely that stock options will be granted. We may also utilize options and or warrants to further incentivize some of our key consultants.

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

Among other things, this act requires our Chief Executive and Chief Financial Officers to attest to the relevant strength over internal controls and the quality of financial reporting. Our CEO and CFO positions were held by Mr. Jerett A. Creed through September 2012. Additionally Section 404 requires the identification of material weakness in the internal control over financial reporting process. We are in the early stages of building an internal control infrastructure that is appropriate for our size and level of complexity. As such we may have to identify several material weaknesses that exist which may negatively impact the value of our common stock.

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

THERE ARE LIMITED SEGREGATION OF DUTIES AT THE EXECUTIVE LEVEL.

Through September 2012, the company's Chief Executive Officer also filled the role of Chief Financial Officer and Chief Accounting Officer. This prohibited any segregation of duties and created potential conflicts of interests that normally would be managed by individuals filling those positions uniquely.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                      PROPERTIES.

We maintain our principal executive offices at 1500 Rosecrans Ave, St 500, and Manhattan Beach, CA 90266 and have limited research space in Pasadena located at 2265 East Foothill Blvd, Pasadena, CA 91107. Our rental agreements are month to month cancellable with thirty days notice, and our total lease payments are approximately $14,500 per year for both facilities. We do not occupy any other facilities or own any real property.

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

Sales of Unregistered Securities

There have been no sales of unregistered securities which have not been previously disclosed. Through January 18, 2013, the Company engaged in a self underwritten registered offering of our Common Stock. Additional information related to this offering can be found in our Prospectus as filed with the SEC.

ITEM 6.                     SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes to those statements included later in this filing. In addition to historical financial information, this discussion may contain forward-looking statements reflecting our current plans, estimates, beliefs and expectations that involve risks and uncertainties. As a result of many important factors, particularly those set forth under "Special Note Regarding Forward-Looking Statements" and "Risk Factors," our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

Overview

We are a development stage biotechnology company focused on systemic and local drug delivery for the treatment of cardiovascular and peripheral vascular disease. Cardigant was founded to capitalize on the belief that local drug delivery to the vasculature holds the potential to improve outcomes and treat previously untreated disease segments most notably vulnerable atherosclerotic plaque lesions of the coronary, peripheral, and neuro vasculatures. Our focus is on treating atherosclerosis and acute plaque stabilization using systemic and targeted delivery of large molecule therapeutics based on high density lipoprotein (“HDL”) targets. Circulating plasma levels of HDL have been shown to be inversely correlated with coronary artery disease.  Towards this goal, we are evaluating drug formulations based on the Apolipoprotein A-I  (“ApoA-1”)  protein that are delivered both systemically via intravenous infusion and  locally  to one or more lesions. Our product candidate consists of a recombinant protein construct coding for the ApoA-1 protein in a phospholipid formulation. The ApoA-1 protein's primary function is the promotion of reverse cholesterol transport (“RCT”) from the arterial wall to the liver for catabolism and excretion. ApoA-1 is a protein that in humans is encoded by the ApoA-1 gene. It has a specific role in the metabolism of lipids. Naturally occurring ApoA-1 is the major protein component of HDL also known as the good cholesterol. ApoA-1 protein constitutes roughly 70% of the HDL composition. There are both naturally occurring and synthetically modified mutations of the AApoA-1 protein.  Some of these mutations can have positive effects on cholesterol mobilization. We are currently evaluating various ApoA-1 based protein sequences to determine the optimal drug candidate based on efficacy, minimum royalty costs and available production methods among other factors. We have also been evaluating the local delivery of our product for specifically reducing the plaque content and burden within one or more adjacent sites.

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

Revenues

We are a development stage company with our first product candidate several years away from generating any revenue. We do not expect to generate any revenue from the sale of our technology for several years. We do however occasionally apply for non-taxable grant funding to support our research and development efforts In November of 2010 we were awarded a non-taxable grant in the amount of $170,750. $60,200 of this was paid in December of 2010 with the remaining $110,550 paid in February of 2011. This grant was awarded under the Qualifying Therapeutic Discovery Project Program. There were no specific future performance obligations under the grant as it was awarded based on previous and projected research and development expenses incurred.  The full amount of the approved grant should have been recorded in Other Income in 2010.  The actual qualifying expenses for the two years ended December 31, 2010 would have resulted in a grant amount of $151,247, and the excess grant amount of $19,503 should have been recorded as liability to the Internal Revenue Service, as grant administrator as of December 31, 2010.  In accordance with SFAS 154 these prior-period adjustments are included in the financial statements.

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

Research and Development Expenses ("R&D")

Our research and development expenses primarily consist of personnel-related costs, technical consulting fees, and contract research fees. As our senior management are largely involved with overseeing our current development programs, we currently allocate 80% of Mr. Creed's salary (accrued or otherwise) and 100% of Dr. Sinibaldi, Dr. Perin, Dr. Rodriguez, and Dr. Merz to R&D expense. We expect to hire additional technical personnel, engage in additional pre-clinical studies and incur additional patent fees. As such we expect our R&D spending to increase in the coming periods. Although we have multiple potential development programs, we are currently only working on one program.

This program is focused on optimizing our biologic compound for delivery in the treatment of symptomatic carotid plaque lesions for the treatment of ischemic stroke.  Assuming we are able to raise sufficient funds, we expect to incur an additional $1.1 million over the next 12 months in execution of our pre-clinical and clinical development programs. We believe this will take us through the required approval to begin a phase I trial.

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

Results of Operations for the Year ended December 31, 2012 as Compared to the Year ended December 31, 2011

Revenues

We are development stage and do not have a product commercially available for sale. We do not expect to realize any revenue for several years. As such it is imperative that the reader recognize that our primary source of working capital will generally come from equity sales. We do however occasionally apply for non taxable grant funding to support our research and development efforts. In November of 2010 we were awarded a non-taxable grant in the amount of $170,750. $60,200 of this was paid in December of 2010 with the remaining $110,550 paid in February of 2011. The full amount of the approved grant should have been recorded in Other Income in 2010.  The actual qualifying expenses for the two years ended December 31, 2010 would have resulted in a grant amount of $151,247, and the excess grant amount of $19,503 should have been recorded as liability to the Internal Revenue Service as grant administrator as of December 31, 2010.  See Notes to Financial Statements, Note 8 – Prior Period Adjustments.

Cost of Product Sales

We do not currently have any product costs and do not expect to incur any costs of this type for several years. Any costs associated with producing or procuring product for pre-clinical or clinical studies is considered R&D expenses.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2012 were $182,398 versus $164,711 for the year, ended December 31, 2011, This represents a 10% increase from the prior year. These expenses consisted mainly of allocated salary for our CEO, expense for our CSO, expense for our CMO and pre-clinical in vivo and in vitro studies. We expect our R&D expenses to ramp up to approximately $600,000 over the next 12-18 months with most of the expenses back ended. The change from the prior year is mostly attributed to an approximately  $34,000 increase in non-cash stock based compensation, an approximately  $5,000 increase in lab rent for the full year in 2012, and a decrease of approximately $21,000 in outside cash based R & D fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2012 were $150,822 versus $69,126 for the year ended December 31, 2011. This represents a 118% increase from the prior year. This amount consisted primarily of salary expense, and professional services.   The change is due primarily to an increase in accounting and legal fees in preparation for our Form S-1 filing, the hiring of a CFO in September 2012, appointment of 2 additional board members joining in April and August 2012, and the related non-cash compensation expense for the board members and the CFO.

Net Income (Loss)

We had a Net Loss for the period of $335,584 versus a restated Net Loss of $236,538 for the year ended December 31, 2011. This represents a 42% increase in Net Loss from the prior year. This increase is due to an approximately $18,000 increase in Research and Development expenses, and an approximately $80,000 increase in General and Administrative expenses.  On a per share basis, we had a $0.01 loss and $0.01 loss for the years ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2012, net cash used by operating activities totaled $167, 184. Net cash provided in investing activities totaled $45,886 which included the redemption of a certificate of deposit for $50,381 less the cost of computer software for $4,495.  Net cash provided by financing activities during the year was $167,262, which included $164,759 proceeds from issuance of common stock plus $40,402 in advances from a related party which were netted against repayments to the related party of $37,900. The resulting change in cash for the period was an increase of $45,964. The cash balance at the beginning of the year was $8,230. The cash balance at the end of the year was $54,194.

During the year ended December 31, 2011, net cash provided by operating activities totaled $38,013. Net cash used in investing activities totaled $50,381 which was put into a certificate of deposit. Net cash used in financing activities during the year was $37,233 of which included $8,200 proceeds from issuance of common stock plus $3,862 in advances from a related party which were netted against repayments to the related party of $49,295. The resulting change in cash for the period was a decrease of $49,601. The cash balance at the beginning of the year was $57,831. The cash balance at the end of the year was $8,230.

The Company had cash of $54,194 as of December 31, 2012, as compared to $8,230 as of December 31, 2011.  As of December 31, 2012, the Company had prepaid assets of $42,789, as compared to $429 as of December 31, 2011.  The prepaids consist of a $19,200 prepayment to a laboratory for the processing of proteins, and approximately $18,500 of unamortized compensation expense, and $5,000 of a retainer for legal services. The Company also has $1,195 in security deposits as of December 31, 2012 and 2011. The Company had no long-term assets at December 31, 2012 and $50,381 in a certificate of deposit account as of December 31, 2011.  At December 31, 2012 the Company had total assets of $101,549. At December 31, 2011, the Company had total assets of $60,235.

On December 31, 2012 the Company had $544,308 in total current liabilities, which was represented by $8,835 in accounts payable, $57,622 in accrued expenses including a prior period adjustment of $19,503 for receipt of an overpayment of a grant in 2011, $448,000 in accrued officer compensation and $29,852 due to a stockholder.  The Company had no long-term liabilities at December 31, 2012; therefore the Company had total liabilities of $544,308.  On December 31, 2011 the Company had $418,941 in total current liabilities, which was represented by $26,350 in accounts payable, $44,140 in accrued expenses including a prior period adjustment of $19,503 for receipt of an overpayment of a grant in 2011, $330,000 in accrued officer compensation and $18,451 due to a stockholder.  The Company had no long-term liabilities at December 31, 2011; therefore the Company had total liabilities of $418,941.

From inception (April 17, 2009) to December 31, 2012, net cash used in operating activities totaled $213,626. Net cash used in investing activities totaled $4,495 which was for the purchase of computer software. Net cash provided by financing activities since inception to December 31, 2012 was $272,315 of which $201,361 was from proceeds from issuances of common stock plus $177,920 advances from related parties which was netted against $106,967 of payments to related parties. The resulting change in cash for the period was an increase of $54,194. There was no cash balance at inception. The cash balance on December 31, 2012 totaled $54,194.

The Company is not aware of any known trends, events or uncertainties which may affect its future liquidity. We are development stage and do not have a product commercially available for sale. We do not expect to realize any revenue for several years. As such it is imperative that the reader recognize that our primary source of working capital will generally come from equity sales, or the issuance of debt. We do, however, occasionally apply for non-taxable grant funding to support our research and development efforts. We currently do not have grant applications outstanding, and we can make no guarantees that any grant money will be awarded from any future applications. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

Quarterly Events

During the year ended December 31, 2012 the Company issued shares of its common stock for services provided by its Chief Scientific Officer, Chief Medical Officer, 2 new board members, a consultant and an advisory committee member.  The Company also issued stock options to its Chief Scientific Officer, Chief Financial Officer, and two new board members.  See Stock Based Compensation in Note 2 to the Financial Statements, for a discussion of these issuances.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are  reasonably likely to have a current or future effect on our financial  condition, changes in financial condition, revenues or expenses, results of  operations, liquidity, capital expenditures or capital resources that are  material to stockholders.

Future Financings

On January 19, 2012, the United States Securities and Exchange Commission granted our registration statement as filed on Form S-1 (File No. 333-176329) effective. This registered offering expired on January 18, 2013, and raised proceeds of $164,759 for the year ended December 31, 2012, and $81,500 in January 2013.  We will continue to rely on equity sales of our common shares and will consider debt financing in order to continue to fund our business operations. Issuances of additional shares or convertible debt will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

We regularly evaluate the accounting policies and estimates that we use.  A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Fair Value of Financial Instruments

The Company follows the provisions of ASC No. 820-10 "Fair Value Measurements."ASC 820-10 relates to financial assets and financial liabilities included on its balance sheet as of December 31, 2012, and 2011. The Company's financial  instruments consist of payables and due to related party. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The Company’s financial instruments for 2012 and 2011 consist of accounts payables, accrued expenses and a short term loan payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due their respective short maturity dates.

Loss Per Share of Common Stock

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

ITEM 7A.    QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is confined to our cash and cash equivalents, all of which are held in US dollar denominated cash. The goal of our investment policy is to preserve capital and maintain liquidity as needed to allow for the fastest completion of our development program. We do have transactions in foreign countries including Korea and China. While the China currency is currently pegged to the US dollar, there is risk that this policy will shift in the future. We attempt to mitigate the risk posed by currency fluctuations by negotiating our contracts to be payable in US dollars. All of our current contracts have been negotiated in this manner. We currently have not entered into any hedging or derivative contracts

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	Page 27
Balance Sheets at December 31, 2012 and 2011	Page 28
Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from April 17, 2009 (Inception) through December 31, 2012	Page 29
Statements of Stockholders Equity (Deficit) for the period from April 17, 2009 (Inception) through December 31, 2012	Page 30
Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from April 17, 2009 (Inception) through December 31, 2012	Page 31
Notes to Financial Statements	Page 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cardigant Medical, Inc.

Manhattan Beach, California

We have audited the accompanying balance sheets of Cardigant Medical, Inc. as  of December 31, 2012 and 2011, and the related statements of operations,  stockholders' deficit, and cash flows for the years then ended and for the  period from its inception (April 17, 2009) to December 31, 2012. Cardigant Medical, Inc.'s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardigant Medical, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from its inception (April 17, 2009) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jonathon P. Reuben CPA

Jonathon P. Reuben CPA,

An Accountancy Corporation

Torrance, California

March 31, 2013

                                                    CARDIGANT MEDICAL INC.

                                          (A DEVELOPMENT STAGE COMPANY)

                                                           BALANCE SHEETS

	December 31, 2012	December 31, 2011 RESTATED

ASSETS
CURRENT ASSETS
Cash	$ 54,194	$ 8,230
Prepaid expense	42,789	429
Deposits	1,195	1,195
Total current assets	98,178	9,854

PROPERTY AND EQUIPMENT, net	3,371	-
OTHER ASSETS
Certificate of deposit	-	50,381
TOTAL ASSETS	$ 101,549	$ 60,235

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 8,834	$ 26,350
Accrued expenses	57,622	44,140
Accrued officer compensation	448,000	330,000
Due to stockholder	29,852	18,451
Total current liabilities	544,308	418,941
TOTAL LIABILITIES	544,308	418,941
STOCKHOLDERS' (DEFICIT)
Common stock, 50,000,000 shares authorized; $0.001 par value; 22,901,504 shares issued and outstanding at December 31, 2012; 22,467,300 shares issued and outstanding at December 31, 2011	22,902	22,468
Additional paid-in capital	325,061	73,964
Deficit accumulated during the development stage	(790,722)	(455,138)
Total stockholders' (deficit)	(442,759)	(358,706)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 101,549	$ 60,235

The accompanying notes are an integral part of these financial statements.

                                                   CARDIGANT MEDICAL INC.

                                          (A DEVELOPMENT STAGE COMPANY)

                                                    STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Date of Inception (April 17, 2009) to December 31, 2012
	2012	2011 RESTATED
REVENUE	$ -	$ -	$ -
OPERATING EXPENSES
Research and development	182,398	164,711	617,376
Selling, general, and administrative	150,822	69,126	316,136
Total operating expenses	333,220	233,837	933,512
LOSS FROM OPERATIONS	(333,220)	(233,837)	(933,512)
OTHER INCOME (EXPENSES)
Grant from National Institute of Health	-	-	151,247
Interest income	-	381	381
Interest expense	(1,564)	(2,282)	(6,438)
Total other income (expenses)	(1,564)	(1,901)	145,190
NET LOSS BEFORE INCOME TAXES	(334,784)	(235,738)	(788,322)
PROVISION FOR INCOME TAXES	(800)	(800)-	(2,400)
NET LOSS	$(335,584)	$ (236,538)	$ (790,722)
LOSS PER COMMON SHARE - BASIC AND DILUTED	(0.01)	(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,789,010	22,387,598

The accompanying notes are an integral part of these financial statements.

                                                               CARDIGANT MEDICAL INC.

                                                        (A DEVELOPMENT STAGE COMPANY)

                                          STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

Date	Description	Common Stock		Paid-In-Capital	Accumulated (Deficit)	Total Stockholders’ Deficit	Related Party
		Shares	Amount
4/9/2009	Shares issued to president/founder at inception	3,000	$3	$297	-	-	Yes
12/31/2009	Net Loss from April 17, 2009 through December 31, 2009	-	-	-	$(178,174)	-	-
12/31/2009	Balance at December 31, 2009, retroactively restated	3,000	$3	$297	$(178,174)	$(177,874)	-
1/3/2010	Change of authorized capital to 15,000,000 shares / restated par value of $0.001	-	-	-	-	-	-
1/4/2010	Cancellation of $50k in shareholder loan balance converted to equity	22,000,000	$22,000	$28,000	-	-	Yes
2010	Payment of services with stock	20,000	$20	$1,682	-	-	Yes
2010	Purchases of equity	276,500	$276	$27,374	-	-	No
12/31/2010	Net Loss for the year ended December 31, 2010	-	-	-	$(40,426)	-	-
12/31/2010	Balance at December 31, 2010, restated	22,299,500	$22,299	$57,353	$(218,600)	$(138,948)
5/20/2011	Change of authorized capital to 25,000,000 shares	-	-	-	-	-	-
2011	Stock issued for cash	82,000	$82	$8,118			No
2011	Payment of services with stock	77,000	$77	$7,623	-	-	Yes
2011	Payment of services with stock	8,800	$9	$871	-	-	No
12/31/2011	Net Loss for the year ended December 31, 2011	-	-	-	$(236,538)	-	-
12/31/2011	Balance at December 31, 2011, retroactively restated	22,467,300	$22,467	$73,965	$(455,138)	$(358,706)	-
2012	Stock issued for cash	95,238	$95	$49,905	-	-	Yes
2012	Stock issued for cash	218,588	$219	$114,540	-	-	No
2012	Payment of services with stock	119,710	$120	$49,980	-	-	Yes
2012	Payment of services with stock	668	$1	$348	-	-	No
2012	Vested Stock Options	-	-	$36,323	-	-	Yes
12/31/2012	Net Loss for the year ended December 31, 2012	-	-	-	$(335,584)	-	-
12/31/2012	Balance at December 31, 2012, retroactively restated	22,901,504	$22,902	$325,061	$(790,722)	$(442,759)	-

                                                     CARDIGANT MEDICAL INC.

                                               (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Date of Inception (April 17, 2009) to December 31,
	2012	2011 RESTATED	2012
Net loss	$ (335,584)	$ (236,538)	$ (790,722)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	71,172	8,580	81,752
Depreciation expense	1,124	-	1,124
Net changes in operating assets and liabilities:
(Increase) in grant receivable		110,550	-
(Increase) in prepaid expenses	(26,760)	1,471	(27,189)
(Increase) in deposits	-	(1,195)	(1,195)
Increase (decrease) in accounts payable	(8,618)	26,350	17,732
Increase in accrued expenses	13,482	8,795	57,622
Increase in accrued officer compensation	118,000	120,000	448,000
Net cash provided by (used in) operating activities	(167,184)	38,013	(212,876)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and reinvestments in certificate of deposit	-	(100,381)	(100,381)
Redemption of certificate of deposit	50,381	50,000	100,381
Purchase of computer software	(4,495)	-	(4,495)
Net cash provided by (used in) investing activities	45,886	(50,381)	(4,495)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	164,760	8,200	200,612
Advances from related party	40,402	3,862	177,920
Repayments on related-party advances	(37,900)	(49,295)	(106,967)
Net cash provided by (used in) financing activities	167,262	(37,233)	271,565
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,964	(49,601)	54,194
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,230	57,831	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 54,194	$ 8,230	$ 54,194
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$ 800	$ 800	$ 1,610
Cash paid during the year for interest expense	$ 162	$ -	$ 162

     The accompanying notes are an integral part of these financial statements.

           CARDIGANT MEDICAL INC.

    (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS - (Continued)

Non-cash investing and financing activities:

During the year ended December, 2012, the Company issued 11,424 shares of its common stock for services provided by its Chief Scientific Officer valued at $6,000 and charged to expense.  In September 2012, the Company granted its Chief Scientific Officer options to purchase 100,000 shares of the Company common stock at $0.525 per share. The options were valued at $13,613 using the Black-Sholes Option Model, of which 100,000 are vested and their fair value of $13,613 was charged to operations.  The option valuation factors included a term of 5 years, volatility of approximately 28%, a U.S Treasury interest rate of 0.72%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

 In September 2012, the Company issued its new Chief Financial Officer options to purchase 100,000 shares of the Company common stock at $0.525 per share. The options were valued at $13,613 using the Black-Sholes Option Model, of which 100,000 are vested and their fair value of $13,613 was charged to operations.  The option valuation factors included a term of 5 years, volatility of approximately 28%, a U.S Treasury interest rate of 0.72%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

In August 2012, the Company issued a new member of its Board of Directors 24,000 shares of its common stock pursuant to the terms of the director’s agreement. The 24,000 shares were valued at $12,600, which is being charged to operations over the one-year term of the director’s agreement. For the year ended December 31, 2012, $5,250 was charged to operations. The unamortized balance at December 31, 2012 of $7,350 is included in prepaid expense.  In connection with the director’s agreement, the Company granted its new member of the Board of Directors options to purchase 48,000 shares of the Company common stock at $0.525 per share. The options were valued at $10,150 using the Black-Sholes Option Model, of which 12,000 are vested and their fair value of $2,538 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 1.83%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

 In August 2012, the Company issued a consultant 668 shares of its common stock pursuant in exchange for consulting services per the terms of the consulting agreement. The 668 shares were valued at $0.525 per share totaling $350, which was charged to operations for the year ended December 31, 2012.

In July 2012, the Company issued the new Chairman of its Scientific Advisory Board, 14,286 shares of its common stock pursuant to the terms of the consulting agreement. The 714,286 shares were valued at $0.525 each, totaling $7,500, which is being charged to operations over the one-year term of the consulting agreement. For the year ended December 31, 2012, $3,750 was charged to operations. The unamortized balance at December 31, 2012 of $3,750 is included in prepaid expense.

 In April 2012, the Company issued its new Chairman of its Board of Directors 40,000 shares of its common stock pursuant to the terms of the consulting agreement. The 40,000 shares were valued at $21,000, which is being charged to operations over the one-year   term of the consulting agreement. For the year ended December 31, 2012, $15,750 was charged to operations.  The unamortized balance at December 31, 2012 of $5,250 is included in prepaid expense.    In connection with the consulting agreement, the Company granted its new Chairman options to purchase 80,000 shares of the Company common stock at $0.525 per share. The options were valued at $17,492 using the Black-Sholes Option Model. For the year ended December 31, 2012 20,000 are vested and their value of $6,560 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 2.23%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

 In January 2012, the Company issued 30,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 30,000 shares were valued at $3,000, which is being charged to operations over the remaining one-year term of the underlying agreement. For the year ended December 31, 2012, $3,000 was charged to operations.

In April 2011, the Company issued 30,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 30,000 shares were valued at $3,000 and are being charged to operations over the two-year term of the underlying consulting agreement.  During the year ended December 31, 2011 the Company issued 47,000 shares of its common stock for services provided by its Chief Scientific Officer valued at $4,700.  In June 2011, the Company cancelled $880 of accounts payable for bookkeeping services in exchange for the issuance of 8,800 shares of its common stock.

       CARDIGANT MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

            DECEMBER 31, 2012

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

The Company is in the development stage, as defined in Accounting Codification Standard ("ACS") Topic 915-10. From its inception (April 17, 2009) through December 31, 2012, the Company has not had any revenue from its principal planned operations. The Company will continue to report as a development stage company until significant revenues are produced.

Effective January 19, 2012, and for a period of one year thereafter, the Company and certain shareholders, through a self-underwritten registration, offered to the general public a total of 5,000,000 shares of the Company’s common stock at a price of $0.525 per share. Of the 5,000,000 shares offered, 600,000 shares were offered by certain shareholders included a total of 232,700 shares held by the Company’s management. During year ended December 31, 2012, the Company issued 313,826 shares of its common stock and received $164,760 through the offering.

On March 4, 2013, the Company filed an amendment to its articles of incorporation changing its authorized common stock to 50,000,000 Also on March 4, 2013, the Company authorized a 2:1 forward stock split. The accompanying financial statements have been restated to reflect the change in capital and stock split as if they occurred at the Company’s inception.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of December 31, 2012, the Company's cash balances did not exceed the FDIC limits.

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

Depreciation is computed on the straight-line method for financial reporting and income tax reporting purposes. The Company’s computer software is being depreciated over three years for financial reporting and three years for tax purposes as permitted by the tax code. Depreciation expense charged to operations for the years ended December 31, 2012 and 2011 amounted to $1,124 and $0, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2012, the Company had no long-lived assets.

Research and Development

The Company accounts for research and development costs in accordance with ASC Topic 730-10 "Research and Development." Under ASC Topic 730-10, all research and development costs must be charged to expenses as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. For years ended December 31, 2012 and 2011, the Company incurred research and development expenses of $182,398 and $164,711, respectively.

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

See Note (7) Stockholder’s Equity (Deficit) for detail stock-based compensation activity.

The Company adopted its 2010 Stock Option Plan in May of 2010 allowing for a maximum of five million shares to be issued. At December 31, 2012, 328,000 options have been granted with an exercise price of $0.525, of which 242,000 are vested.

Prior to January 19, 2012, the Company placed a value for our private share placements at $0.10 per share. On January 19, 2012, the United States Securities and Exchange Commission granted our registration statement as filed on Form S-1. The restated pricing in this offering is $0.525. Any equity based transactions occurring subsequent to January 19, 2012 are priced at $0.525 until such time as a market develops for our shares, if one develops at all.

Per Share Amounts

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. As of December 31, 2012, the Company has issued 328,000 stock options of which 242,000 are vested, which, if exercised, would be dilutive. For the year ended December 31, 2011, the Company did not have equity or financial instruments issued or granted which would be anti-dilutive.

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

The Company’s financial instruments for 2012 and 2011 consist of accounts payables, accrued expenses and a short term loan payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due their respective short maturity dates.

(4) Related Party Transactions

The Company has received some of its working capital from its founder, Jerett A. Creed. Mr. Creed has also paid Company expenses with personal funds.  These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum with a balance of $29,852 as of December 31, 2012. Accrued interest charged to operations for 2012 and 2011 was $1,564 and $2,282, respectively.  On January 4th, 2010, Mr. Creed converted $50,000 of his outstanding shareholder loan balance in exchange for twenty-two million shares of the Company. There was no compensation or interest expense included in the conversion.  In April 2012, an entity in which Mr. Creed is a beneficiary purchased 95,238 shares of the Company’s common stock for $50,000 at $0.525 per share per the S-1 registration.

The amounts due at December 31, 2012 and 2011 including accrued interest, amounted to $29,852, $18,451, respectively.  Interest expense charged to operations for the year ended December, 2012 and 2011 amounted to $1,564 and $1,240 respectively. During the third quarter of 2012, no shares were sold to affiliates and family members of the Company’s management.

(5) Accrued Officer's Compensation

The Company has been accruing a salary in the amount of $120,000 per annum for its founder Jerett A. Creed since January 3, 2010. The balances accrued at December 31, 2012 and 2011 were $448,000 and $330,000, respectively. Salary is allocated between research and development and general and administrative based upon time spent.

(6) Stockholder's Equity (Deficit)

There is no public market for the Company's common shares. Since its inception, the Company has negotiated the value of its common stock in arm's length transactions with all unrelated parties.

During the year ended December, 2012, the Company issued 11,424 shares of its common stock for services provided by its Chief Scientific Officer valued at $6,000 and charged to expense.  In September 2012, the Company granted its Chief Scientific Officer options to purchase 100,000 shares of the Company common stock at $0.525 per share. The options were valued at $13,613 using the Black-Sholes Option Model, of which 100,000 are vested and their fair value of $13,613 was charged to operations.  The option valuation factors included a term of 5 years, volatility of approximately 28%, a U.S Treasury interest rate of 0.72%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

 In September 2012, the Company issued its new Chief Financial Officer options to purchase 100,000 shares of the Company common stock at $0.525 per share. The options were valued at $13,613 using the Black-Sholes Option Model, of which 100,000 are vested and their fair value of $13,613 was charged to operations.   The option valuation factors included a term of 5 years, volatility of approximately 28%, a U.S Treasury interest rate of 0.72%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

In August 2012, the Company issued a new member of its Board of Directors 24,000 shares of its common stock pursuant to the terms of the director’s agreement. The 24,000 shares were valued at $12,600, which is being charged to operations over the one-year term of the director’s agreement. For the year ended December 31, 2012, $5,250 was charged to operations. The unamortized balance at December 31, 2012 of $7,350 is included in prepaid expense.  In connection with the director’s agreement, the Company granted its new member of the Board of Directors options to purchase 48,000 shares of the Company common stock at $0.525 per share. The options were valued at $10,150 using the Black-Sholes Option Model, of which 12,000 are vested and their fair value of $2,538 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S

Treasury interest rate of 1.83%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

In the second quarter ended June 30, 2012, the company issued a total of 134,284 shares of its common stock in exchange for receiving $70,499 in cash, of which 95,238 shares with cash proceeds of $50,000 were issued to a related party.

.

In August 2012, the Company issued a consultant 668 shares of its common stock pursuant in exchange for consulting services per the terms of the consulting agreement. The 668 shares were valued at $0.525 per share totaling $350, which was charged to operations for the year ended December 31, 2012.

In July 2012, the Company issued the new Chairman of its Scientific Advisory Board, 14,286 shares of its common stock pursuant to the terms of the consulting agreement. The 14,286 shares were valued at $0.525 each, totaling $7,500, which is being charged to operations over the one-year term of the consulting agreement. For the year ended December 31, 2012, $3,750 was charged to operations. The unamortized balance at December 31, 2012 of $3,750 is included in prepaid expense.

 In April 2012, the Company issued its new Chairman of its Board of Directors 40,000 shares of its common stock pursuant to the terms of the consulting agreement. The 40,000 shares were valued at $21,000, which is being charged to operations over the one-year   term of the consulting agreement. For the year ended December 31, 2012, $15,750 was charged to operations.  The unamortized balance at December 31, 2012 of $5,250 is included in prepaid expense.    In connection with the consulting agreement, the Company granted its new Chairman options to purchase 40,000 shares of the Company common stock at $0.525 per share. The options were valued at $17,492 using the Black-Sholes Option Model. For the year ended December 31, 2012 20,000 are vested and their value of $6,560 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 2.23%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

In the first quarter ended March 31, 2012, the company issued a total of 179,542 shares of its common stock in exchange for receiving $94,260 in cash.

 In January 2012, the Company issued 30,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 30,000 shares were valued at $3,000, which is being charged to operations over the remaining one-year term of the underlying agreement. For the year ended December 31, 2012, $3,000 was charged to operations.

During the year ended December 31, 2011 the Company issued 47,000 shares of its common stock for services provided by its Chief Scientific Officer valued at $4,700.

In August 2011 the company issued a total of 65,000 shares of its common stock in exchange for receiving $6,500 in cash.

In June 2011, the Company cancelled $880 of accounts payable for bookkeeping services in exchange for the issuance of 8,800 shares of its common stock.

In April 2011 the company issued a total of 8,800 shares of its common stock in exchange for receiving $1,500 in cash.

In April 2011, the Company issued 30,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 30,000 shares were valued at $3,000 and are being charged to operations over the two-year term of the underlying consulting agreement.

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

(7) Income Taxes

Effective January 1, 2012, with the consent of its shareholders, the Company revoked its “S” election status, and is now subject to income tax on its net taxable income. As of December 31, 2012, the Company has a net operating loss carryover of approximately $264,000 available to offset future income for income tax reporting purposes, which will expire in 2032, if not previously utilized. As of December 31, 2012, the Company has a deferred tax asset consisting solely of its taxable net operating loss of approximately $72,000. The Company has established a valuation allowance offsetting its deferred tax asset in full as management believes that it is more likely than not that the net operating loss will not be utilized.

The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense and to identify them for tax purposes.  During the years ended December 31, 2012 and 2011, income tax interest and penalties in the statement of operations totaled $1,178 and $0, respectively.  The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to income tax examination by tax authorities for 2009, 2010 and 2011.

(8) Prior Period Adjustments

The Company restated its statement of operations for 2011 to properly account for the grant it received from the National Institute of Health. The grant was approved in 2010 for $170,750. The Company received $60,000 in 2010 and the remaining $110,750 in 2011. Originally the Company recorded the revenue from the grant in 2010 and 2011 based upon payments received. However, as all performance required by the Company under the grant was completed in 2010, the full amount of the grant should have been reported in 2010.  Further, the amount of the grant is based upon Company specific expenditures paid during 2010 and 2011. The Company actually spent $19,503 less than the amounts received under the grant. The $19,503 is required to be refunded. Therefore the amount of grant revenue that should have been reported in 2010 is $151,247. The Company has restated its 2011 balance sheet to include the $19,503 refund obligation. The liability is included in accrued expenses.

                                                                        CARDIGANT MEDICAL INC.

                                                                 (A DEVELOPMENT STAGE COMPANY)

                                                              SCHEDULE OF PRIOR PERIOD ADJUSTMENTS

	At December 31, 2011
	Statement of Operations		Current Liability		Stockholders (Deficit)
	Other Income	Net (Loss)	Accrued Expenses	Due to Stockholder	Common Stock	Paid-In-Capital	Accumulated (Deficit)	Total Stockholders (Deficit)
As originally reported at December 31, 2011	$110,550	$(125,988)	$24,637	$18,651	$11,233	$84,999	$(435,635)	$(339,403)
Prior period adjustment for restatement on grant proceeds received in 2011 and restated to 2010 income	(110,550)	(110,550)
Prior period adjustment for overstatement of eligible grant expenses and related liability from December 31, 2010			19,503	-	-	-	(19,503)	(19,503)
Prior period adjustment reclassification for 2011 sale of common stock 2,000 shares at $0.10 per share.			-	(200)	2	198	-	200
Prior period adjustment for 2 shares for 1 forward stock split effective March 4, 2013 (no change in par value per share)					11,233	(11,233)		0
Restated balance as of December 31, 2011	$0	$(236,538)	$44,140	$18,451	$22,468	$73,964	$(455,138)	$(358,706)
Restated Loss Per Share at December 31, 2011, including the effect of the 2:1 forward stock split effective March 4, 2013		$(0.01)

	At December 31, 2010
	Statement of Operations		Other Current Assets	Current Liability	Stockholders (Deficit)
	Other Income	Net (Loss)	Grant Receivable	Accrued Expenses	Common Stock	Paid-In-Capital	Accumulated (Deficit)	Total Stockholders (Deficit)
As originally reported at December 31, 2010	$60,200	$(131,473)	$0	$15,842	$11,150	$68,502	$(309,647)	$(229,995)
Prior period adjustment for restatement on grant proceeds received in 2011 and restated to 2010 income	110,550	110,550	110,550				110,550	110,550
Prior period adjustment for overstatement of eligible grant expenses and related liability from December 31, 2010	(19,503)	(19,503)		19,503	-	-	(19,503)	(19,503)
Prior period adjustment for 2 shares for 1 forward stock split effective March 4, 2013 (no change in par value per share)					11,150	(11,150)		0
Restated balance as of December 31, 2010	$151,247	$(40,426)	$110,550	$35,345	$22,300	$57,352	$(218,600)	(138,948)
Restated Loss Per Share at December 31, 2010, including the effect of the 2:1 forward stock split effective March 4, 2013		$(0.00)

                                                      CARDIGANT MEDICAL INC.

                                              (A DEVELOPMENT STAGE COMPANY)

                        PRIOR PERIOD ADJUSTMENT - Required reporting of quarterly restatements

	Three Months ended Mar 31, 2011	Six Months Ended June 30, 2011	Nine Months Ended Sept. 30, 2011
Net Income (loss) as previously reported	$ 73,886	$ 9,233	$ (65,524)
Correct error in recognition of grant revenue	(110,550)	(110,550)	(110,550)
Net income (loss) as corrected	$ (36,664)	$ (101,317)	$ (176,074)
Income (Loss) Per share:
As originally reported (adjusted for March 4, 2013, 50:1 stock-split	$0.00	$0.00	$(0.00)
As Corrected (adjusted for March 4, 2013, 50:1 stock-split	$(0.00)	$(0.00)	$(0.01)

 (9) Commitments and Contingencies

Rental Agreement

On May 3, 2011 the Company entered into a rental agreement for laboratory space at a bioscience collective in Pasadena, California. The rental agreement calls for a security deposit of $1,100 and monthly rent payments of $1,100 in 2012 and effective January 1, 2013 $1,200. The lease is month to month and can be terminated by either party with thirty days' notice.

Rent expense for the years ended December 31, 2012 and 2011 totaled $14,350 and $9,585, respectively.

(10) Subsequent Events

Through January 18, 2013 the Company raised an additional $85,700 in subscriptions for 163,238 shares in the S-1 registration statement, which expired as of January 18, 2013. Through March 1, 2013 the Company issued 2,856 common shares to its Chief Scientific Officer for consulting services valued at $1,500.

On March 04, 2013, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Company's Restated Certificate of Incorporation (the "Certificate of Amendment") to effect a 2-for-1 forward stock split of its Common Stock (the "Forward Stock Split"), which increased the number of shares of Common Stock issued and outstanding from approximately 11.5 million shares to approximately 23.1 million shares. The number of authorized shares of Common Stock was also increased from 25,000,000 to 50,000,000.  The Forward Stock Split became effective as of 5:00pm. PST on March 04, 2013, at which time every one (1) share of issued and outstanding Common Stock automatically converted into two (2) issued and outstanding shares of Common Stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants to purchase shares of Common Stock as of March 04, 2013.  The effect of the forward stock has been incorporated into share prices and share amounts in this filing.

On March 22, 2013 a FINRA licensed broker-dealer and market-maker filed NASD disclosure document Form 15c2-11 and related exhibits. Form 15c2-11 is a form that allows small business issuers and others to apply for public trading. The filing is governed by Rule 15c2-11 under the Securities Exchange Act of 1934.  As of the filing date of this form 10-K, the Company has not yet received any comment letter from FINRA.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with our compliance with securities laws and rules, our Chief Financial Officer and Chief Executive Officer have evaluated our disclosure controls and procedures on December 31, 2012. In September 2012 the Company hired a Chief Financial Officer. Prior to September 2012, the Chief Financial Officer was also serving in the capacity of Chief Executive Officer, Chief Accounting Officer and company director. Because of these multiple roles, it is impossible to fully segregate duties. As such he has concluded that our disclosure controls and procedures are ineffective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Inherent in a development stage entity is the problem of segregation of duties. Given that the Company has a limited accounting department, segregation of duties cannot be completely accomplished at this stage in the business lifecycle.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION.

None.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth the names, ages and positions of our current executive officers and directors.  All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Jerett A. Creed

Chief Executive Officer, Member Board of Directors, Chief Financial Officer, (through September 2012), Chief Accounting Officer (through September 2012)

(Age: 39 has served in the capacities since our founding except as noted above)

Mr. Creed has more than 17 years of medtech experience including 11 years with Johnson & Johnson in roles ranging from manufacturing, quality, product development, and M&A/ licensing transactions focused on cardiology assets and technologies including drug delivery devices, cell and gene based therapeutics, and mechanical implants. His primary focus was on optimized delivery strategies for large molecule therapeutics for treating ischemia related congestive heart failure and vascular disease. Mr. Creed was the Director of Business Development and R&D for Biologics Delivery Systems, a division of Cordis Corporation (a Johnson & Johnson Company). Upon leaving Biologics Delivery Systems he was a co-founder of Silverpoint Therapeutics, LLC. Silverpoint designed and developed a percutaneous transendocardial injection catheter for the delivery of cell and gene based therapeutics to the myocardium. The company is currently in negotiations to be sold. Mr. Creed then went on to form Cardigant Medical Inc. with a belief that local drug delivery to the vasculature could improve clinical outcomes and reduce healthcare costs. Cardigant is currently focused on the use of specially designed delivery catheters for the targeted delivery of apoa-1 based therapeutics for treating vascular disease and aortic valve stenosis. Mr. Creed has designed and executed various pre-clinical studies in large and small animal models as part of numerous product development programs and has been involved with the commercialization in both the US and Europe of several cardiovascular related technologies including some of the first drug coated stent concepts. He has completed several licensing and technology development contracts, and has been involved in a leadership role with over $600 million in M&A transactions.  He holds a bachelor of science degree in engineering and a master of science degree in accounting, both from the University of Miami.

Ralph Sinibaldi, PhD

Vice President & Chief Scientific Officer (Age: 64, has served in this capacity since 2009)

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

Emerson C. Perin, MD, PhD, FACC

Chief Medical Officer (Age: 53, has served in this capacity since April 2011)

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

Jack Mott, CPA, MBA.

Chief Financial Officer (Age 58, has served in this capacity since September 2012)

Mr. Mott is an experienced chief financial officer and financial executive serving public and private companies in financial and operational capacities. Jack began his career as a certified public accountant with Arthur Andersen & Co., worked internationally with Levi Strauss, and with Xerox Corporation in financial and operational management. Mr. Mott was with the Silicon Valley pioneering eBook and electronic publishing company SoftBook Press, Inc., serving in various capacities as Vice-President of Finance, Vice-President of Operations, and Vice-President of Business Development. Mr. Mott was directly involved with growth and the successful sale of SoftBook Press, Inc. to Gemstar-TV Guide International. Mr. Mott also served as Chief Financial Officer of TransDimension, Inc. (sold to Oxford Semiconductor), and Suburban Brands, Inc. taking the company public in 2006. Mr. Mott has consulted and advised in numerous public and private equity financings, and coordinated over $250 million in sales, mergers, acquisitions and restructurings. Jack has a B.Sc.in Accounting and Economics and an MBA from Loyola Marymount University. He is also a licensed certified public accountant in the state of California.

William Pinon

Chairman, Board of Directors (Age 49, has served in this capacity since April 2012)

Mr. Pinon has extensive experience in all aspects of the biotech and medical device industry over the last 25 years. Mr. Pinon is currently President and CEO of Terumo Heart Inc. a company pioneering treatments for congestive heart failure. Prior to Terumo, Mr. Pinon was President and CEO of Bioheart Inc., an adult stem cell company treating ischemic heart disease which he led through its initial public offering and NASDAQ listing. Prior to Bioheart, Mr. Pinon held a variety of positions with Johnson & Johnson including Worldwide Vice President of Sales and Marketing at Cordis Corporation where he oversaw the cardiovascular business including the CYPHER drug eluting stent which was the fastest billion dollar device product in healthcare. He was also Executive Director of Centocor, a pioneer in the large molecule cardiovascular drug space. Mr. Pinon received a bachelor's degree in biology from the University of Oregon.

Scott Merz, Ph.D.

Member Board of Directors (Age 48, has served in this capacity since August 2012

Dr. Merz has extensive experience in all aspects of the medtech industry over the last 25 years including technology startup, research and development, regulatory, fundraising and partnering. Dr. Merz is currently the President of Michigan Critical Care Consultants (MC3) of which he is also a co-founder. MC3 was founded in 1991 to commercialize blood pump technology developed by Dr. Merz. The technology was sold to Medtronic and eventually transferred to Edwards Life Sciences. MC3 currently incubates new technology and spins it out. MC3 has spun out six companies based on internally developed technologies. Dr. Merz earned his Bachelor’s Degree in Electrical/Biomedical Engineering from Duke University and his Ph.D. in Biomedical Engineering from the University of Michigan.

Board Committees

Upon the completion of additional debt or equity financing, we will begin the process for nominating additional board members. We anticipate having a board composition of five (5) with at least two (2) external members. We anticipate compensation in the range of $3,000 per year plus the addition of 40,000 stock options priced at fair market value at the time of granting and the annual renewal thereof.

Audit Committee

Each member of our board of directors serves with our Chief Financial Officer on the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2012, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11.                    EXECUTIVE COMPENSATION.

Our executive compensation program is designed to help us attract talented individuals to manage and operate all aspects of our business, to reward those individuals fairly over time and to retain those individuals who continue to meet our high expectations. As a development stage company, we are limited in the amount of cash compensation we can offer to accomplish this goal. As such a large part of our executive compensation going forward will be based on our Stock Option Plan. Currently only our CEO (who also served as CFO through September 2012) is compensated at the rate of $120,000 annually. For the year ended December 31, 2012, compensation of $118,000 has not been paid and was accrued pending sufficient funding, and $2,000 was paid.

Our Chief Science Officer (CSO) is being compensated on an hourly basis for time served paid as a mixture of cash and stock. Our CSO is currently compensated at the rate of $100/ hour plus the equivalent of $100/ hour of compensation paid in equity priced at $0.525 per share for the year ended December 31, 2012.  Plus our CSO was compensated with a grant of options to purchase 100,000 shares of the Company common stock at $0.525 per share. The options were valued at $13,613 using the Black-Sholes Option Model, of which 100,000 are vested and their fair value of $13,613 was charged to operations.

Our Chief Medical Officer (CMO) is being compensated solely in equity. A total of 60,000 shares over a 21 month period will be paid representing compensation in the amount of $6,000. This arrangement may be augmented with an hourly fee as we move closer to filing for an IND. If this happens, we anticipate offering a similar compensation structure as our CSO which would include a $200 per hour rate paid 50% in equity based on the fair market value of the shares at the time and 50% in cash.

Our Chief Financial Officer, who joined the company in September 2012, is initially compensated at the rate of $5,000 per month, with a grant of options to purchase 100,000 shares of the Company common stock at $0.525 per share. The options were valued at $13,613 using the Black-Sholes Option Model, of which 100,000 are vested and their fair value of $13,613 was charged to operations.

                                                              Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Bonus	Stock Options	Total Annual
Jerett A. Creed; CEO, Director	2012	$120,000	$0	$0	$120,000
	2011	$120,000	$0	$0	$120,000
	2010	$120,000	$0	$0	$120,000
Ralph M. Sinibaldi, PhD; CSO	2012	$12,000	$0	100,000 options valued at $13,613	$25,613
	2011	$ 7,500	$0	$0	$ 7,500
	2010	$13,632	$0	$0	$13,632
Emerson C. Perin, MD, PhD; CMO	2012	$3,000 (30,000 shares (valued at $0.10 /share)			$3,000
	2011	$3,000 (30,000 shares (valued at $0.10 /share)			$3,000
	2010	None			None
Jack Mott CFO, CAO	2012 (commencing September 2012)	$5,000 month	$0	100,000 options valued at $13,613	$33,613 (September 2012 through December 2012)

Employment Contracts

As of December 31, 2012 we had four employees, Jerett Creed serving as our Chief Executive Officer, Ralph Sinibaldi, PhD serving as our Chief Scientific Officer, Emerson Perin, MD, PhD serving as our Chief Medical Officer, and Jack Mott serving as our Chief Financial Officer.  We also employed research assistants on a part-time contract basis.

Our CEO, Mr. Creed's Employment Agreement extends until he is no longer able or willing to provide services to us. Mr. Creed is entitled to annual compensation in the amount of $120,000 per year. Additionally the agreement provides for 5% accrued annual interest on the outstanding principle balance for any funds advanced to us or unreimbursed by us from the employee for recognized business expenses.

Our CSO, Dr. Sinibaldi is being compensated on an hourly basis for time served paid as a mixture of cash and stock. Our CSO is currently compensated at the rate of $100/ hour plus the equivalent of $100/ hour of compensation paid in equity priced at $0.10 to $0.525 per share. Plus our CSO was compensated with a grant of options to purchase 100,000 shares of the Company common stock at $0.525 per share. The options were valued at $13,613 using the Black-Sholes Option Model, of which 100,000 are vested and their fair value of $13,613 was charged to operations.

Our CMO, Dr. Perin is being compensated solely in equity. A total of 60,000 shares over a 21 month period have been paid representing compensation in the amount of $6,000. This arrangement may be augmented with an hourly fee as we move closer to filing for approval to conduct a clinical study. If this happens, we anticipate offering a similar compensation structure as our CSO which would include a $200 per hour rate paid 50% in equity based on the fair market value of the shares at the time and 50% in cash.

In August 2012, the Company issued Scott Merz, a member of its Board of Directors 24,000 shares of its common stock pursuant to the terms of the director’s agreement. The 24,000 shares were valued at $12,600, which is being charged to operations over the one-year term of the director’s agreement. For the year ended December 31, 2012, $5,250 was charged to operations. The unamortized balance at December 31, 2012 of $7,350 is included in prepaid expense.  In connection with the director’s agreement, the Company granted its new member of the Board of Directors options to purchase 48,000 shares of the Company common stock at $0.525 per share. The options were valued at $10,150 using the Black-Sholes Option Model, of which 12,000 are vested and their fair value of $2,538 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 1.83%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

In July 2012, the Company issued Ray Rodriguez, Chairman of its Scientific Advisory Board, 14,286 shares of its common stock pursuant to the terms of the consulting agreement. The 14,286 shares were valued at $0.525 each, totaling $7,500, which is being charged to operations over the one-year term of the consulting agreement. For the year ended December 31, 2012, $3,750 was charged to operations. The unamortized balance at December 31, 2012 of $3,750 is included in prepaid expense.

In April 2012, the Company issued William Pinon, Chairman of its Board of Directors 40,000 shares of its common stock pursuant to the terms of the consulting agreement. The 40,000 shares were valued at $21,000, which is being charged to operations over the one-year   term of the consulting agreement. For the year ended December 31, 2012, $15,750 was charged to operations.  The unamortized balance at December 31, 2012 of $5,250 is included in prepaid expense.  In connection with the consulting agreement, the Company granted its new Chairman options to purchase 80,000 shares of the Company common stock at $0.525 per share. The options were valued at $17,492 using the Black-Sholes Option Model. For the year ended December 31, 2012 20,000 are vested and their value of $6,560 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 2.23%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of March 1, 2013: (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock (not taking into account contractual restrictions on beneficial ownership.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

The information presented in this table is based on 23,067,598 shares of our common stock outstanding on March 1, 2013, plus 258,000 vested options, plus 5,333 options expected to vest within 60 days of March 1, 2013.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o Cardigant Medical Inc., 1500 Rosecrans Ave, St 500, Manhattan Beach, CA 90266.

Name & Address of Beneficial Owner	Shares	Percentage of Class Outstanding
Executive Officers and Directors:
Jerett A. Creed	22,098,238	94.7%
Ralph Sinibaldi, PhD	181,280 (a)	< 1%
Emerson Perin, MD, PhD	60,000	< 1%
William Pinon	83,333 (b)	< 1%
Scott Merz, PhD	44,000 (c)	< 1%
Jack Mott, CPA, MBA	100,000 (d)	< 1%
Directors and Executive Officers as a Group	22,566,851	96.7%
5% Stockholders	None	none

(a)     Includes 100,000 vested options exercisable at $0.525 per share.

(b)     Includes 40,000 vested options exercisable at $0.525 per share, and 3,333 options exercisable at $0.525 per share expected to vest within 60 days of March 1, 2013

(c)     Includes 18,000 vested options exercisable at $0.525 per share, and 2,000 exercisable at $0.525 per share expected to vest within 60 days of March 1, 2013.

(d)     Includes 100,000 vested options exercisable at $0.525 per share.

Changes in Control Arrangements

To our knowledge there are no arrangements which may result in a change in control of our company at a subsequent date.

Equity Compensation Plan Information

The Company approved its Stock Option Plan in May 2010 allowing for the issue of up to 5,000,000 shares of Common Stock. As of March 1, 2013, 328,000 options have been issued.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Officers and Directors

Our current CEO, Mr. Jerett Creed has entered into a loan arrangement with the Company whereby advances to the Company may be made by Mr. Creed from time to time for general working capital purposes. Interest is accrued at 5% annual. The note can be called by Mr. Creed at any time as well it can be converted to equity at the current fair market value at Mr. Creed's sole option.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In October, 2010, we retained Jonathan P. Reuben, CPA An Accountancy Corporation to serve as our principal independent accountant.  All audit work was performed by the full time employees of Jonathan P. Reuben, CPA An Accountancy Corporation.

Audit Fees

The aggregate fees billed by our principal independent accountant for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided in connection with statutory and regulatory filings, including our SEC approved S-1 registration statement, were $29,382 for the fiscal year ended December 31, 2012.

Audit-Related Fees

None.

Tax Fees

During fiscal year 2012, our 2011 tax returns were prepared in-house, therefore we recorded no accounting and professional fees for the preparation of our 2011 annual tax returns.

All Other Fees

None.

PART IV

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 26.

The exhibits filed with this Annual Report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIGANT MEDICAL, INC.

	By:	/s/ Jerett A. Creed
Dated: April 04, 2013		Jerett A. Creed
Chief Executive Officer

By: /s/ Jack R. A. Mott
Dated: April 04, 2013		Jack R. A. Mott
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Amendment to the Company’s Restated Certificate of Incorporation for forward stock split filed with 8k March 6, 2013 (incorporated by reference)

5.02	8k filed April 3, 2012 regarding appointment of member of the board of directors (incorporated by reference)

5.02	8k filed August 20, 2012 regarding appointment of member of the board of directors (incorporated by reference)

5.02	8k filed September 17, 2012 regarding appointment of Chief Financial Officer (incorporated by reference)

23.1	Consent of Registered Audit Firm

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

424(B) (3)	Prospectus for S-1 registration statement effective January 19, 2012 (incorporated by reference)