Form 10-Q
period 2013-03-31
Cardigant Medical Inc.
filed 2013-05-14
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes   o    No  X

As of May 1, 2013, there were 23,069,502 shares of the registrant’s common stock outstanding.

CARDIGANT MEDICAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
March 31, 2013 Unaudited		December 31, 2012

ASSETS
CURRENT ASSETS
Cash & Equivalents	$ 98,074	$ 54,194
Prepaid expenses	32,540	42,789
Deposits	1,195	1,195
Total current assets	131,809	98,178

PROPERTY AND EQUIPMENT, net	6,567	3,371
TOTAL ASSETS	$ 138,376	$ 101,549

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 20,249	$ 8,834
Accrued expenses	57,597	57,622
Accrued officer compensation	475,000	448,000
Due to stockholder	31,309	29,852
Total current liabilities	584,155	544,308
TOTAL LIABILITIES	584,155	544,308
STOCKHOLDERS' (DEFICIT)
Common stock, 50,000,000 shares authorized; $0.001 par value; 23,067,598 shares issued and outstanding at March 31, 2013; 22,901,504 shares issued and outstanding at December 31, 2012	23,068	22,902
Additional paid-in capital	415,550	325,061
Deficit accumulated during the development stage	(884,397)	(790,722)
Total stockholders' (deficit)	(445,779)	(442,759)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 138,376	$ 101,549

The accompanying notes are an integral part of these unaudited financial statements.

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS - Unaudited
	For the Three Months Ended March 31,		From Date of Inception (April 17, 2009) to March 31, 2013
	2013	2012
REVENUE	$ -	$ -	$ -
OPERATING EXPENSES
Research and development	51,273	30,915	668,649
Selling, general, and administrative	41,236	29,882	357,372
Total operating expenses	92,509	60,797	1,026,021
LOSS FROM OPERATIONS	(92,509)	(60,797)	(1,026,021)
OTHER INCOME (EXPENSES)
Grant from National Institute of Health	-	-	151,247
Interest income	-	-	381
Interest expense	(366)	(463)	(6,804)
Total other income (expenses)	(366)	(463)	144,824
NET LOSS BEFORE INCOME TAXES	(92,875)	(61,260)	(881,197)
PROVISION FOR INCOME TAXES	(800)	(800)	(3,200)
NET LOSS	$ (93,675)	$ (62,060)	$ (884,397)
LOSS PER COMMON SHARE - BASIC AND DILUTED	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,040,769	22,478,309

The accompanying notes are an integral part of these unaudited financial statements.

                                                                             4

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS – Unaudited
	For the Three Months Ended March 31,		From Date of Inception (April 17, 2009) to March 31,
	2013	2012	2013
Net loss	$ (93,675)	$ (62,060)	$ (884,397)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	15,230	2,179	96,982
Depreciation expense	404	-	1,528
Net changes in operating assets and liabilities:
(Increase) in prepaid expenses	(27)	-	(27,216)
(Increase) in deposits	-	-	(1,195)
Increase (decrease) in accounts payable	11,414	6,094	29,146
Increase (Decrease) in accrued expenses	(23)	2,295	57,599
Increase in accrued officer compensation	27,000	30,464	475,000
Net cash provided by (used in) operating activities	(39,677)	(21,028)	(252,553)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and reinvestments in certificate of deposit	-	-	(100,381)
Redemption of certificate of deposit		50,381	100,381
Purchase of equipment and computer software	(3,600)	-	(8,095)
Net cash provided by (used in) investing activities	(3,600)	50,381	(8,095)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	85,700	94,260	286,312
Advances from related party	15,157	9,142	193,077
Repayments on related-party advances	(13,700)	(14,700)	(120,667)
Net cash provided by (used in) financing activities	87,157	88,702	358,722
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,880	118,055	98,074
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	54,194	8,230	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 98,074	$ 126,285	$ 98,074
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$ 800	$ 800	$ 2,260
Cash paid during the year for interest expense	$ -	$ -	$ 162

The accompanying notes are an integral part of these unaudited financial statements.

CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS - Unaudited (Continued)

  Non-cash investing and financing activities:

During the three months ended March 31, 2013, the Company issued 2,856 shares of its common stock for services provided by its Chief Scientific Officer valued at $1,500 and charged to expense.

In August 2012, the Company issued a new member of its Board of Directors 24,000 shares of its common stock pursuant to the terms of the director’s agreement. The 24,000 shares were valued at $12,600, which is being charged to operations over the one-year term of the director’s agreement. For the three months ended March 31, 2013, $3,150 was charged to operations. The unamortized balance at March 31, 2013 of $4,200 is included in prepaid expense.  In connection with the director’s agreement, the Company granted its new member of the Board of Directors options to purchase 48,000 shares of the Company common stock at $0.525 per share. The options were valued at $10,150 using the Black-Sholes Option Model, of which 18,000 are vested and for the three months ended March 31, 2013, their fair value of $1,269 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 1.83%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

In July 2012, the Company issued the new Chairman of its Scientific Advisory Board, 14,286 shares of its common stock pursuant to the terms of the consulting agreement. The 14,286 shares were valued at $0.525 each, totaling $7,500, which is being charged to operations over the one-year term of the consulting agreement. For the three months ended March 31, 2013, $1,875 was charged to operations. The unamortized balance at March 31, 2013 of $1,875 is included in prepaid expense.

In April 2012, the Company issued its new Chairman of its Board of Directors 40,000 shares of its common stock pursuant to the terms of the consulting agreement. The 40,000 shares were valued at $21,000, which is being charged to operations over the one-year term of the consulting agreement. For the three months ended March 31, 2013, $5,250 was charged to operations.  As of March 31, 2013, the shares are fully amortized.  In connection with the consulting agreement, the Company granted its new Chairman options to purchase 80,000 shares of the Company common stock at $0.525 per share. The options were valued at $17,492 using the Black-Sholes Option Model. of which 40,000 are vested.  For the quarter ended March 31, 2013 $2,187 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 2.23%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

During the three months ended March 31, 2012, the Company issued 2,856 shares of its common stock for services provided by its Chief Scientific Officer valued at $1,500 and charged to expense.

In January 2012, the Company issued 30,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 30,000 shares were valued at $3,000, which was being charged to operations over the remaining one-year term of the underlying agreement. For the three months ended March 31, 2012, $750 was charged to operations. The unamortized balance at March 31, 2012 of $750 was included in prepaid expense.

The accompanying notes are an integral part of these unaudited financial statements.

CARDIGANT MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(1) Nature and Continuance of Operations

Description of the Business

Cardigant Medical Inc. ("Cardigant" or "Company") is a development stage biotechnology company focused on the development of novel biologic compounds and enhanced methods for local delivery for the treatment of vascular disease, certain cancers and infectious disease of the liver. Cardigant was founded on April 17, 2009 and is incorporated within the state of Delaware.  The Company is engaged in research and development in multiple locations but maintains its corporate office in greater Los Angeles.

The Company is in the development stage, as defined in Accounting Codification Standard ("ACS") Topic 915-10. From its inception (April 17, 2009) through March 31, 2013, the Company has not had any revenue from its principal planned operations. The Company will continue to report as a development stage company until significant revenues are produced.

Effective January 19, 2012, and for a period of one year thereafter, the Company and certain shareholders, through a self-underwritten registration, offered to the general public a total of 5,000,000 shares of the Company’s common stock at a price of $0.525 per share. During the three-months ended March 31, 2013, the Company issued 163,238 shares of its common stock and received $85,700 through the offering.  The total shares issued on the offering were 477,064 with total proceeds of $250,460.

 On March 4, 2013, the Company filed an amendment to its articles of incorporation changing its authorized common stock to 50,000,000. Also on March 4, 2013, the Company authorized a 2:1 forward stock split. The accompanying financial statements have been restated to reflect the change in capital and stock split as if they occurred at the Company’s inception.

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

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2013, and the results of its operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited financial statements are adequate to ensure the information presented is not misleading. However, the unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 5, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of March 31, 2013, the Company's cash balances did not exceed the FDIC limits.

Revenue Recognition

The Company will recognize revenue when evidence of an arrangement exists, title has passed or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Revenue from product sales to new customers will be recognized when all elements of the sale have been delivered. All costs related to product shipment will be recognized at time of shipment. The Company does not expect to provide for rights of return to customers on product sales and therefore will not record a provision for returns. Revenue from grant awards is recorded as income when the grant has been awarded and all conditions under the grant have been met.

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

Depreciation is computed on the straight-line method for financial reporting and income tax reporting purposes. The Company’s computer software is being depreciated over three years for financial reporting and three years for tax purposes as permitted by the tax code.  The Company’s equipment is being depreciated over five years for financial reporting and five years for tax purposes as permitted by the tax code. Depreciation expense charged to operations for the three months ended March 31, 2013 and 2012 amounted to $404 and $0, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2013, the Company had no long-lived assets.

Research and Development

The Company accounts for research and development costs in accordance with ASC Topic 730-10 "Research and Development." Under ASC Topic 730-10, all research and development costs must be charged to expenses as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended March 31, 2013 and 2012, the Company incurred research and development expenses of $51,273 and $30,915, respectively.

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

See Note (6) Stockholder’s Equity (Deficit) for detail stock-based compensation activity.

The Company adopted its 2010 Stock Option Plan in May of 2010 allowing for a maximum of five million shares to be issued. At March 31, 2013, 328,000 options have been granted with an exercise price of $0.525, of which 258,000 are vested.

Prior to January 19, 2012, the Company placed a value for our private share placements at $0.10 per share. On January 19, 2012, the United States Securities and Exchange Commission granted our registration statement as filed on Form S-1 effective. The restated pricing in this offering is $0.525. All equity based transactions occurring subsequent to January 19, 2012 are priced at $0.525 until such time as a market develops for our shares, if one develops at all.

Per Share Amounts

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. As of March 31, 2013, the Company has issued 328,000 stock options of which 258,000 are vested, which, if exercised, would be dilutive.  As of March 31, 2012 the Company did not have equity or financial instruments issued or granted which would be dilutive. As of March 31, 2013 and 2012 the Company did not have equity or financial instruments issued or granted which would be anti-dilutive.

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

The Company’s financial instruments for 2013 and 2012 consist of accounts payables, accrued expenses and a short term loan payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due their respective short maturity dates.

(4) Related Party Transactions

The Company has received some of its working capital from its founder, Jerett A. Creed. Mr. Creed has also paid Company expenses with personal funds.  These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum with a balance of $31,309, and 22,254 as of March 31, 2013, and 2012, respectively. Accrued interest charged to operations for the quarter ended March 31, 2013 and 2012 was $367 and $463, respectively.

(5) Accrued Officer's Compensation

The Company has been accruing a salary in the amount of $120,000 per annum for its founder Jerett A. Creed since January 3, 2010. The balances accrued, net of any salary payments, at March 31, 2013 and 2012 were $475,000 and $360,000, respectively. Salary is allocated between research and development and general and administrative based upon time spent.

(6) Stockholder's Equity (Deficit)

There is no public market for the Company's common shares. Since its inception, the Company has negotiated the value of its common stock in arm's length transactions with unrelated parties.

Three Months Ended March 31, 2013

During the three-months ended March 31, 2013, the Company issued 163,238 shares of its common stock and received $85,700 through the January 19, 2012 S-1 offering.

During the three months ended March 31, 2013, the Company issued 2,856 shares of its common stock for services provided by its Chief Scientific Officer valued at $1,500 and charged to expense

In connection with the director’s agreement, the Company granted its new member of the Board of Directors options to purchase 48,000 shares of the Company common stock at $0.525 per share. The options were valued at $10,150 using the Black-Sholes Option Model, of which 18,000 are vested and for the three months ended March 31, 2013, their fair value of $1,269 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 1.83%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

In April 2012, the Company granted its new Chairman options to purchase 80,000 shares of the Company common stock at $0.525 per share. The options were valued at $17,492 using the Black-Sholes Option Model. of which 40,000 are vested.  For the quarter ended March 31, 2013 $2,187 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 2.23%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

In January 2012, the Company issued 30,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 30,000 shares were valued at $3,000, which was charged to operations over the remaining one-year term of the underlying agreement. For the three months ended March 31, 2012, $750 was charged to operations. The unamortized balance at March 31, 2012 of $750 was included in prepaid expense.

In the first quarter ended March 31, 2012, the company issued a total of 179,542 shares of its common stock in exchange for receiving $94,260 in cash.

(7) Income Taxes

Effective January 1, 2012, with the consent of its shareholders, the Company revoked its “S” election status, and is now subject to income tax on its net taxable income. As of March 31, 2013, the Company has a net operating loss carryover of approximately $78,000 available to offset future income for income tax reporting purposes, which will expire in 2033, if not previously utilized. As of March 31, 2013, the Company has a deferred tax asset consisting solely of its taxable net operating loss of approximately $21,000. The Company has established a valuation allowance offsetting its deferred tax asset in full as management believes that it is more likely than not that the net operating loss will not be utilized.

The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense and to identify them for tax purposes.  During the three months ended March 31, 2013 and 2012, income tax interest and penalties in the statement of operations totaled $$0 and $0, respectively.  The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to income tax examination by tax authorities for 2010, 2011 and 2012.

(8) Commitments and Contingencies

Rental Agreement

On May 3, 2011 the Company entered into a rental agreement for laboratory space at a bioscience collective in Pasadena, California. The rental agreement calls for a security deposit of $1,100 and monthly rent payments of $1,200. The lease is month to month and can be terminated by either party with thirty days' notice.

Rent expense for the three months ended March 31, 2013 and 2012 totaled $3,885 and $3,585, respectively.

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

These statements include, without limitation, statements about our anticipated expenditures, including those related to clinical research studies and general and administrative expenses; the potential size of the market for our potential products, future development and/or expansion of our potential products and therapies in our markets, our ability to generate product revenues, our ability to obtain regulatory clearance and expectations as to our future financial performance. Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, the costs of conducting research in the life sciences field and risks associated with the regulatory requirements applicable to us. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described in our filings with the Securities and Exchange Commission.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes to those statements included in this filing. In addition to historical financial information, this discussion may contain forward-looking statements reflecting our current plans, estimates, beliefs and expectations that involve risks and uncertainties. As a result of many important factors, particularly those set forth under "Special Note Regarding Forward-Looking Statements", our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

Overview

We are a development stage biotechnology company focused on systemic and local drug delivery for the treatment of vascular disease, certain cancers and infectious disease of the liver. Cardigant was founded to capitalize on the belief that local drug delivery to the vasculature holds the potential to improve outcomes and treat previously untreated disease segments most notably vulnerable atherosclerotic plaque lesions of the coronary, peripheral, and neuro vasculatures. Our primary focus is on treating atherosclerosis and acute plaque stabilization using systemic and targeted delivery of large molecule therapeutics based on high density lipoprotein (“HDL”) targets. Circulating plasma levels of HDL have been shown to be inversely correlated with coronary artery disease.  Towards this goal, we are evaluating drug formulations based on the Apolipoprotein A-I  (“ApoA-1”)  protein that are delivered both systemically via intravenous infusion and  locally  to one or more lesions. Our product candidate consists of a recombinant protein construct coding for the ApoA-1 protein in a phospholipid formulation. The ApoA-1 protein's primary function is the promotion of reverse cholesterol transport (“RCT”) from the arterial wall to the liver for catabolism and excretion. ApoA-1 is a protein that in humans is encoded by the ApoA-1 gene. It has a specific role in the metabolism of lipids. Naturally occurring ApoA-1 is the major protein component of HDL also known as the good cholesterol. ApoA-1 protein constitutes roughly 70% of the HDL composition. There are both naturally occurring and synthetically modified mutations of the AApoA-1 protein.  Some of these mutations can have positive effects on cholesterol mobilization. We are currently evaluating various ApoA-1 based protein sequences to determine the optimal drug candidate based on efficacy, minimum royalty costs and available production methods among other factors. We have also been evaluating the local delivery of our product for specifically reducing the plaque content and burden within one or more adjacent sites. Additionally, we are building a platform technology using synthetic HDL based nanoparticles for the targeted and receptor mediated delivery of therapeutics for the treatment of certain HDL receptor expressing cancers and infectious diseases of the liver. We are evaluating off patent chemotherapeutic agents, short peptides and siRNA to address these diseases based on our synthetic HDL platform.

As we are a development stage company, we have incurred losses since our inception in April of 2009. As we continue to raise funds and further our development program, we expect to incur even greater expenses and losses.  We have no revenues and do not expect to incur any revenue for several years until such time as one of our therapeutic compounds may, if at all, be approved  by a regulatory body for sale in a region of the world covered by that  regulatory body.

Revenues

We are a development stage company with our first product candidate several years away from generating any revenue. We do not expect to generate any revenue from the sale of our technology for several years. We do however occasionally apply for non-taxable grant funding to support our research and development efforts.  We currently have no grant applications outstanding.

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

Our lead program is focused on optimizing our biologic compound for delivery in the treatment of symptomatic carotid plaque lesions for the treatment of ischemic stroke.  Assuming we are able to raise sufficient funds, we expect to incur an additional $1.1 million over the next 12 months in execution of our pre-clinical and clinical development programs. We believe this will take us through the required approval to begin a Phase I trial.

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

Results of Operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012

Revenues

We are development stage and do not have a product commercially available for sale. We do not expect to realize any revenue for several years. As such it is imperative that the reader recognize that our primary source of working capital will generally come from equity sales. We do however occasionally apply for non taxable grant funding to support our research and development efforts. We currently do not have grant applications outstanding.

Cost of Product Sales

We do not currently have any product costs and do not expect to incur any costs of this type for several years. Any costs associated with producing or procuring product for pre-clinical or clinical studies is considered R&D expenses.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2013 were $51,273 versus $30,915 for the three months ended March 31, 2012. This represents a 66% increase from the prior year period.  These expenses consisted mainly of allocated salary for our CEO, expense for our CSO and other consultants and laboratory supplies. We expect our R&D expenses to ramp up to approximately $700,000 over the next 18 months with most of the expenses back ended.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 were $41,236 versus $29,882 for the three months ended March 31, 2012. This represents a 38% increase from the prior period. This amount consisted primarily of salary expense and the change is due primarily to the hiring of a Chief Financial Officer and the addition of two additional members of the Board of Directors and associated non-cash compensation expense.

Net Income (Loss)

We had a net loss for the three months ended March 31, 2013 of $93,675 versus a net loss of $62,059 for the three months ended March 31, 2012. This change is due increased research and development expense of approximately $20,000, and approximately $10,000 increase in general and administrative expense for the addition of a Chief Financial Officer and two additional members of the Board of Directors.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2013, net cash used by operating activities totaled $39,677. Net cash used by investing activities totaled $3,600. Net cash provided by financing activities during the period was $87,157 of which included proceeds of $85,700 received from the sale of 163,238 shares of our common stock through our public offering plus net advances of $1,457 we received from our chief executive officer. The resulting change in cash for the period was an increase of $43,880. The cash balance at the beginning of the period was $54,194. The cash balances at March 31, 2013 and 2012 were $98,074 and $126,285, respectively.

As of March 31, 2013, the Company had $584,155 in total current liabilities, which was represented by $20,249 in accounts payable, $57,597 in accrued expenses, $475,000 in accrued officer’s compensation and $31,309 due to the Company’s CEO, a stockholder.  This is in comparison to March 31, 2012, where the Company had $452,236 in total current liabilities, which was represented by $23,547 in accounts payable, $46,435 in accrued expenses, $360,000 in accrued officer’s compensation and $22,254 due to the Company’s CEO for advances he made to the Company.

The Company had no long-term liabilities at March 31, 2013; therefore the Company’s total liabilities at March 31, 2013 amounted to $584,155.  This is in comparison to March 31, 2012, where the Company had no long-term liabilities and had total liabilities of $452,236.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities or if we are able, there is no guarantee that existing shareholders will not be substantially diluted.

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

Revenue Recognition

The Company will recognize revenue when evidence of an arrangement exists, title has passed or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Revenue from product sales to new customers will be recognized when all elements of the sale have been delivered. All costs related to product shipment will be recognized at time of shipment. The Company does not expect to provide for rights of return to customers on product sales and therefore will not record a provision for returns. Revenue from grant awards is recorded as income when the grant has been awarded and all conditions under the grant have been met.

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

The Company’s financial instruments for 2013and 2012 consist of accounts payables, accrued expenses and a short term loan payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due their respective short maturity dates.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with our compliance with securities laws and rules, our Chief Financial Officer has evaluated our disclosure controls and procedures on March 31, 2013. Prior to September 2012, the Chief Financial Officer was also serving in the capacity of Chief Executive Officer, Chief Accounting Officer and company director. Because of these multiple roles, it is impossible to fully segregate duties. As such he has concluded that our disclosure controls and procedures are ineffective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Inherent in a development stage entity is the problem of segregation of duties. Given that the Company has a limited accounting department, segregation of duties cannot be completely accomplished at this stage in the business lifecycle.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note (6) Stockholder’s Equity (Deficit) in Notes To Financial Statements of this filing for detail stock-based compensation activity.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Reserved)

Item 5.  Other Information

Current report form 8-K filed on March 7, 2013 is incorporated by reference.

Definitive Information Statement form DEF 14C filed on February 20, 2013 is incorporated by reference.

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

CARDIGANT MEDICAL, INC.

By: /s/ Jerett A Creed
Dated: May 14, 2013	Jerett A. Creed
Chief Executive Officer

By: /s/ Jack R. A. Mott
Dated: May 14, 2013	Jack R. A. Mott
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)