Form 10-Q
period 2013-06-30
Cardigant Medical Inc.
filed 2013-08-15
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes   o    No  X

As of August 2, 2013, there were 23,079,858 shares of the registrant’s common stock outstanding.

CARDIGANT MEDICAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS - Unaudited
June 30, 2013		December 31, 2012

ASSETS
CURRENT ASSETS
Cash & Equivalents	$ 38,134	$ 54,194
Prepaid expenses	27,473	42,789
Deposits	1,195	1,195
Total current assets	66,802	98,178

PROPERTY AND EQUIPMENT, net	6,012	3,371
TOTAL ASSETS	$ 72,814	$ 101,549

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accounts payable related party	$ 9,038	$ 8,834
Accrued expenses	64,520	57,622
Accrued officer compensation	502,000	448,000
Due to stockholder	21,500	29,852
Total current liabilities	597,058	544,308
TOTAL LIABILITIES	597,058	544,308
STOCKHOLDERS' (DEFICIT)
Common stock, 50,000,000 shares authorized; $0.001 par value; 23,074,954 shares issued and outstanding at June 30, 2013; 22,901,504 shares issued and outstanding at December 31, 2012	23,075	22,902
Additional paid-in capital	423,793	325,061
Deficit accumulated during the development stage	(971,112)	(790,722)
Total stockholders' (deficit)	(524,244)	(442,759)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 72,814	$ 101,549

The accompanying notes are an integral part of these unaudited financial statements.

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS – Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Date of Inception (April 17, 2009) to June 30, 2013
	2013	2012	2013	2012
REVENUE	$ -	$ -	$ -	$ -	$ -
OPERATING EXPENSES
Research and development	52,015	34,214	103,288	65,129	720,664
Selling, general, and administrative	31,767	28,748	73,002	58,629	389,138
Total operating expenses	83,782	62,962	176,290	123,758	1,109,802
LOSS FROM OPERATIONS	(83,782)	(62,962)	(176,290)	(123,758)	(1,109,802)
OTHER INCOME (EXPENSES)
Grant from National Institute of Health	-	-	-	-	151,247
Interest income	-	-	-	-	381
Interest expense	(2,932)	(453)	(3,299)	(916)	(9,737)
Total other income (expenses)	(2,932)	(453)	(3,299)	(916)	141,891
NET LOSS BEFORE INCOME TAXES	(86,714)	(63,415)	(179,589)	(124,674)	(967,911)
PROVISION FOR INCOME TAXES	-	-	(800)	(800)	(3,200)
NET LOSS	$ (86,714)	$ (63,415)	$ (180,389)	$(125,474)	$ (971,111)
LOSS PER COMMON SHARE - BASIC AND DILUTED	(0.00)	(0.00)	(0.01)	(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,070,905	22,744,721	23,055,920	22,712,209

The accompanying notes are an integral part of these unaudited financial statements.

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS – Unaudited
	For the Six Months Ended June 30,		From Date of Inception (April 17, 2009) to June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012	2013
Net loss	$ (180,389)	$ (125,474)	$ (971,111)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	28,505	13,436	110,257
Depreciation expense	959	375	2,083
Net changes in operating assets and liabilities:
(Increase) in prepaid expenses	16	(5,071)	(27,173)
(Increase) in deposits	-	-	(1,195)
Increase (decrease) in accounts payable	203	(9,437)	17,935
Increase (Decrease) in accrued expenses	6,898	5,344	64,520
Increase in accrued officer compensation	54,000	60,000	502,000
Net cash provided by (used in) operating activities	(89,808)	(60,827)	(302,684)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and reinvestments in certificate of deposit	-	-	(100,381)
Redemption of certificate of deposit		50,381	100,381
Purchase of equipment and computer software	(3,600)	(4,495)	(8,095)
Net cash provided by (used in) investing activities	(3,600)	45,886	(8,095)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	85,700	164,760	286,312
Advances from related party	23,848	22,260	201,768
Repayments on related-party advances	(32,200)	(26,538)	(139,167)
Net cash provided by (used in) financing activities	77,348	160,482	348,913
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,060)	145,541	38,134
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	54,194	8,230	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 38,134	$ 153,771	$ 38,134
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$ 800	$ 800	$ 2,260
Cash paid during the year for interest expense	$ -	$ -	$ 162

The accompanying notes are an integral part of these unaudited financial statements.

CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS - Unaudited (Continued)

  Non-cash investing and financing activities:

During the six months ended June 30, 2013, the Company issued 5,712 shares of its common stock for services provided by its Chief Scientific Officer valued at $3,000 and charged to expense. The Company also issued 4,500 shares of its common stock for services provided by its Chief Financial Officer valued at $2,363 and charged to expense.  During the three months ended June 30, 2013, the Company issued a technical consultant options to purchase 5,000 shares of the Company’s common stock at $0.53 per share. The options were valued at $932 using the Black-Sholes Option Model, of which all were immediately vested.

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

In April 2012, the Company issued its new Chairman of its Board of Directors 40,000 shares of its common stock pursuant to the terms of the consulting agreement. The 40,000 shares were valued at $21,000, which is being charged to operations over the one-year term of the consulting agreement. For the six months ended June 30, 2013, $5,250 was charged to operations.  As of June 30, 2013, the shares are fully amortized.  In connection with the consulting agreement, the Company granted its new Chairman options to purchase 80,000 shares of the Company common stock at $0.525 per share. The options were valued at $17,492 using the Black-Sholes Option Model, of which 50,000 are vested.

During the six months ended June 30, 2012, the Company issued 5,712 shares of its common stock for services provided by its Chief Scientific Officer valued at $3,000 and charged to expense.

In January 2012, the Company issued 30,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 30,000 shares were valued at $3,000, which was being charged to operations over the remaining one-year term of the underlying agreement.

CARDIGANT MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

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

The Company is in the development stage, as defined in Accounting Codification Standard ("ACS") Topic 915-10. From its inception (April 17, 2009) through June 30, 2013, the Company has not had any revenue from its principal planned operations. The Company will continue to report as a development stage company until significant revenues are produced.

Effective January 19, 2012, and for a period of one year thereafter, the Company and certain shareholders, through a self-underwritten registration, offered to the general public a total of 5,000,000 shares of the Company’s common stock at a price of $0.525 per share. During the six-months ended June 30, 2013, the Company issued 163,238 shares of its common stock and received $85,700 through the offering.  The total shares issued on the offering were 477,064 with total proceeds of $250,460. The offering terminated in January 2013.

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

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2013, and the results of its operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited financial statements are adequate to ensure the information presented is not misleading. However, the unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 5, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2013, the Company's cash balances did not exceed the FDIC limits.

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

Depreciation is computed on the straight-line method for financial reporting and income tax reporting purposes. The Company’s computer software is being depreciated over three years for financial reporting and three years for tax purposes as permitted by the tax code.  The Company’s equipment is being depreciated over five years for financial reporting and five years for tax purposes as permitted by the tax code. Depreciation expense charged to operations for the three months ended June 30, 2013 and 2012 amounted to $555 and $375, respectively. Depreciation expense charged to operations for the six months ended June 30, 2013 and 2012 amounted to $959 and $375, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2013, the Company had no long-lived assets.

Research and Development

The Company accounts for research and development costs in accordance with ASC Topic 730-10 "Research and Development." Under ASC Topic 730-10, all research and development costs must be charged to expenses as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended June 30, 2013 and 2012, the Company incurred research and development expenses of $52,015 and $34,214, respectively. For the six months ended June 30, 2013 and 2012, the Company incurred research and development expenses of $103,288 and $65,129, including non-cash compensation of $16,519 and $6,000 respectively.

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

See Note (6) Stockholder’s Equity (Deficit) for detail stock-based compensation activity.

The Company adopted its 2010 Stock Option Plan in May of 2010 allowing for a maximum of five million shares to be issued. At June 30, 2013,  328,000 options have been granted with an exercise price of $0.525, of which 274,000 are vested, and 5,000 options have been granted with an exercise price of $0.53, of which 5,000 are vested.

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

Per Share Amounts

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. As of June 30, 2013, the Company has issued 333,000 stock options of which 279,000 are vested, which, if exercised, would be dilutive.  As of June 30, 2012 the Company did not have equity or financial instruments issued or granted which would be dilutive. As of June 30, 2013 and 2012 the Company did not have equity or financial instruments issued or granted which would be anti-dilutive.

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

(3) Fair Value Measurements

The Company follows the provisions of ASC No. 820-10 "Fair Value Measurements."ASC 820-10 relates to financial assets financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists and of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

(4) Related Party Transactions

The Company has received some of its working capital from its founder, Jerett A. Creed. Mr. Creed has also paid Company expenses with personal funds.  These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum with a balance of $21,500, and $23,826 as of June 30, 2013, and 2012, respectively. Accrued interest charged to operations for the quarter ended June 30, 2013 and 2012 was $279 and $453, respectively.  Accrued interest charged to operations for the six months ended June 30, 2013 and 2012 was $646 and $916, respectively.

(5) Accrued Officer's Compensation

The Company has been accruing a salary in the amount of $120,000 per annum for its founder Jerett A. Creed since January 3, 2010. The balances accrued, net of any salary payments, at June 30, 2013 and 2012 were $502,000 and $390,000, respectively. Salary is allocated between research and development and general and administrative based upon time spent.

(6) Stockholder's Equity (Deficit)

There is no public market for the Company's common shares. Since its inception, the Company has established the value of its common stock in arm's length transactions with unrelated parties and applied such value to any related party transactions.

Six Months Ended June 30, 2013

During the six-months ended June 30, 2013, the Company issued 163,238 shares of its common stock and received $85,700 through the January 19, 2012 S-1 offering.  The offering terminated in January 2013.

During the six months ended June 30, 2013, the Company issued 5,712 shares of its common stock for services provided by its Chief Scientific Officer valued at $3,000 and charged to expense. The Company also issued 4,500 shares of its common stock for services provided by its Chief Financial Officer valued at $2,363 and charged to expense.  During the three months ended June 30, 2013, the Company issued a laboratory consultant options to purchase 5,000 shares of the Company common stock at $0.53 per share. The options were valued at $932 using the Black-Sholes Option Model, of which all were immediately vested.  Their fair value of $932 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 23%, a U.S Treasury interest rate of 2.13%, a dividend rate of 0.0% with an exercise price of $0.53, and a stock price of $0.525.

In August 2012, the Company issued a new member of its Board of Directors 24,000 shares of its common stock pursuant to the terms of the director’s agreement. The 24,000 shares were valued at $12,600, which is being charged to operations over the one-year term of the director’s agreement. For the six months ended June 30, 2013, $6,300 was charged to operations. The unamortized balance at June 30, 2013 of $1,050 is included in prepaid expense.  In connection with the director’s agreement, the Company granted its new member of the Board of Directors options to purchase 48,000 shares of the Company common stock at $0.525 per share. The options were valued at $10,150 using the Black-Sholes Option Model, of which 24,000 are vested and for the six months ended June 30, 2013, their fair value of $2,538 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 1.83%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

In July 2012, the Company issued the new Chairman of its Scientific Advisory Board, 14,286 shares of its common stock pursuant to the terms of the consulting agreement. The 14,286 shares were valued at $0.525 each, totaling

$7,500, which is being charged to operations over the one-year term of the consulting agreement. For the six months ended June 30, 2013, $3,750 was charged to operations and is fully amortized.

In April 2012, the Company issued its new Chairman of its Board of Directors 40,000 shares of its common stock pursuant to the terms of the consulting agreement. The 40,000 shares were valued at $21,000, which is being charged to operations over the one-year term of the consulting agreement. For the six months ended June, 2013, $5,250 was charged to operations.  As of June 30, 2013, the shares are fully amortized.  In connection with the consulting agreement, the Company granted its new Chairman options to purchase 80,000 shares of the Company common stock at $0.525 per share. The options were valued at $17,492 using the Black-Sholes Option Model, of which 50,000 are vested.  For the six months ended June 30, 2013 $4,373 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 2.23%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

In January 2012, the Company issued 30,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 30,000 shares were valued at $3,000, which was being charged to operations over the remaining one-year term of the underlying agreement. For the six months ended June 30, 2012, $1,500 was charged to operations. The unamortized balance at June 30, 2012 of $1,500 was included in prepaid expense.

(7) Income Taxes

Effective January 1, 2012, with the consent of its shareholders, the Company revoked its “S” election status, and is now subject to income tax on its net taxable income. As of June 30, 2013, the Company has a net operating loss carryover of approximately $180,000 available to offset future income for income tax reporting purposes, which will expire in 2033, if not previously utilized. As of June 30, 2013, the Company has a deferred tax asset consisting solely of its taxable net operating loss of approximately $41,000. The Company has established a valuation allowance offsetting its deferred tax asset in full as management believes that it is more likely than not that the net operating loss will not be utilized.

The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense and to identify them for tax purposes.  In the quarter ended June 30, 2013, the Company estimated and recognized potential interest and penalties on the 2010 over overpayment of a grant received by the Company and administered by the Internal Revenue Service.  During the six months ended June 30, 2013 and 2012, income tax interest and penalties in the statement of operations totaled $5,578 and $0, respectively.  The $5,578 consisted of estimated interest of $2,653, and estimated penalties of $2,925.  The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to income tax examination by tax authorities for 2010, 2011 and 2012.

(8) Commitments and Contingencies

Rental Agreement

On May 3, 2011 the Company entered into a rental agreement for laboratory space at a bioscience collective in Pasadena, California. The rental agreement calls for a security deposit of $1,100 and monthly rent payments of $1,200. The lease is month to month and can be terminated by either party with thirty days' notice.

Rent expense for the three months ended June 30, 2013 and 2012 totaled $3,885 and $3,585, respectively. Rent expense for the six months ended June 30, 2013 and 2012 totaled $7,770 and $7,170, respectively.

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

Research and Development Expenses ("R&D")

Our research and development expenses primarily consist of personnel-related costs, technical consulting fees, and contract research fees. As our senior management is largely involved with overseeing our current development programs, we currently allocate 80% of Mr. Creed's salary (accrued or otherwise) and 100% of Dr. Sinibaldi, Dr. Perin, Dr. Rodriguez, and Dr. Merz to R&D expense. We expect to hire additional technical personnel, engage in additional pre-clinical studies and incur additional patent fees. As such we expect our R&D spending to increase in the coming periods.

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

Results of Operations for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012

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

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2013 were $52,015 versus $34,214 for the three months ended June 30, 2012. This represents a 52% increase from the prior year period.  Research and development expenses for the six months ended June 30, 2013 were $103,288 versus $65,129 for the six months ended June 30, 2012. This represents a 59% increase from the prior year period.  These expenses consisted mainly of allocated salary for our CEO, expense for our CSO and other consultants and laboratory supplies. We expect our R&D expenses to ramp up to approximately $700,000 over the next 18 months with most of the expenses back ended.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 were $31,767 versus $28,748 for the three months ended June 30, 2012. This represents an 11% increase from the prior period. Selling, general and administrative expenses for the six months ended June 30, 2013 were $73,002 versus $58,629 for the six months ended June 30, 2012. This represents a 25% increase from the prior period.  This amount consisted primarily of salary expense and the change is due primarily to the hiring of a Chief Financial Officer and the addition of two additional members of the Board of Directors and associated non-cash compensation expense.

Net Income (Loss)

We had a net loss for the three months ended June 30, 2013 of $86,714 versus a net loss of $63,415 for the three months ended June 30, 2012. This change is due increased research and development expense of approximately $18,000, approximately $3,000 increase in general and administrative expense for the addition of a Chief Financial Officer and two additional members of the Board of Directors, and approximately $2,600 for accrued interest expense.

We had a net loss for the six months ended June 30, 2013 of $180,389 versus a net loss of $125,474 for the six months ended June 30, 2012. This change is due increased research and development expense of approximately $38,000, and approximately $14,000 increase in general and administrative expense for the addition of a Chief Financial Officer and two additional members of the Board of Directors.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2013, net cash used by operating activities totaled $89,808. Net cash used by investing activities totaled $3,600. Net cash provided by financing activities during the period was $77,348 of which included proceeds of $85,700 received from the sale of 163,238 shares of our common stock through our public offering plus net repayments of $8,352 to our chief executive officer. The resulting change in cash for the period was a decrease of $16,060. The cash balance at the beginning of the period was $54,194. The cash balances at June 30, 2013 and 2012 were $38,134 and $153,771, respectively.

As of June 30, 2013, the Company had $597,058 in total current liabilities, which was represented by $9,038 in accounts payable, $64,520 in accrued expenses, $502,000 in accrued officer’s compensation and $21,500 due to the Company’s CEO, a stockholder.  This is in comparison to June 30, 2012, where the Company had $470,572 in total current liabilities, which was represented by $8,015 in accounts payable, $48,731 in accrued expenses, $390,000 in accrued officer’s compensation and $23,826 due to the Company’s CEO for advances he made to the Company.

The Company had no long-term liabilities at June 30, 2013; therefore the Company’s total liabilities at June 30, 2013 amounted to $597,058.  This is in comparison to June 30, 2012, where the Company had no long-term liabilities and had total liabilities of $470,572.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with our compliance with securities laws and rules, our Chief Financial Officer has evaluated our disclosure controls and procedures on June 30, 2013. Prior to September 2012, the Chief Financial Officer was also serving in the capacity of Chief Executive Officer, Chief Accounting Officer and company director. Because of these multiple roles, it is impossible to fully segregate duties. As such he has concluded that our disclosure controls and procedures are ineffective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Inherent in a development stage entity is the problem of segregation of duties. Given that the Company has a limited accounting department, segregation of duties cannot be completely accomplished at this stage in the business lifecycle.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                                                            19

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIGANT MEDICAL, INC.

By: /s/ Jerett A Creed
Dated: August 14, 2013	Jerett A. Creed
Chief Executive Officer

By: /s/ Jack R. A. Mott
Dated: August 14, 2013	Jack R. A. Mott
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)