Form 10-Q
period 2013-09-30
Cardigant Medical Inc.
filed 2013-11-14
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes   o    No  X

As of November 05, 2013, there were 23,100,310 shares of the registrant’s common stock outstanding.

CARDIGANT MEDICAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS - Unaudited
September 30, 2013		December 31, 2012

ASSETS
CURRENT ASSETS
Cash & equivalents	$ 1,076	$ 54,194
Prepaid expenses	26,227	42,789
Deposits	1,195	1,195
Total current assets	28,498	98,178

PROPERTY AND EQUIPMENT, net	5,458	3,371
TOTAL ASSETS	$ 33,956	$ 101,549

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accounts payable related party	$ 10,028	$ 8,834
Accrued expenses	66,487	57,622
Accrued officer compensation	529,000	448,000
Due to stockholder	12,630	29,852
Total current liabilities	618,145	544,308
TOTAL LIABILITIES	618,145	544,308
STOCKHOLDERS' (DEFICIT)
Common stock, 50,000,000 shares authorized; $0.001 par value; 23,082,310 shares issued and outstanding at September 30, 2013; 22,901,504 shares issued and outstanding at December 31, 2012	23,082	22,902
Additional paid-in capital	431,126	325,061
Deficit accumulated during the development stage	(1,038,397)	(790,722)
Total stockholders' (deficit)	(584,189)	(442,759)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 33,956	$ 101,549

The accompanying notes are an integral part of these unaudited financial statements.

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS – Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Date of Inception (April 17, 2009) to September 30, 2013
	2013	2012	2013	2012
REVENUE	$ -	$ -	$ -	$ -	$ -
OPERATING EXPENSES
Research and development	41,364	53,345	144,652	118,474	762,028
Selling, general, and administrative	25,737	37,095	98,739	95,724	414,875
Total operating expenses	67,101	90,440	243,391	214,198	1,176,903
LOSS FROM OPERATIONS	(67,101)	(90,440)	(243,391)	(214,198)	(1,176,903)
OTHER INCOME (EXPENSES)
Grant from National Institute of Health	-	-	-	-	151,247
Interest income	-	-	-	-	381
Interest expense	(185)	(323)	(3,484)	(1,240)	(9,922)
Total other income (expenses)	(185)	(323)	(3,484)	(1,240)	141,706
NET LOSS BEFORE INCOME TAXES	(67,286)	(90,763)	(246,875)	(215,438)	(1,035,197)
PROVISION FOR INCOME TAXES	-	-	(800)	(800)	(3,200)
NET LOSS	$ (67,286)	$ (90,763)	$ (247,675)	$(216,238)	$ (1,038,397)
LOSS PER COMMON SHARE - BASIC AND DILUTED	(0.00)	(0.00)	(0.01)	(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,079,751	22,415,636	23,063,951	22,359,528

The accompanying notes are an integral part of these unaudited financial statements.

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS – Unaudited
	For the Nine Months Ended September 30,		From Date of Inception (April 17, 2009) to September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012	2013
Net loss	$ (247,675)	$ (216,238)	$ (1,038,397)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	36,895	34,023	118,647
Depreciation expense	1,514	749	2,638
Net changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	211	(26,271)	(26,978)
(Increase) in deposits	-	-	(1,195)
Increase (decrease) in accounts payable	1,193	(3,737)	18,925
Increase in accrued expenses	8,866	6,885	66,488
Increase in accrued officer compensation	81,000	90,000	529,000
Net cash (used in) operating activities	(117,996)	(114,589)	(330,872)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and reinvestments in certificate of deposit	-	-	(100,381)
Redemption of certificate of deposit		50,381	100,381
Purchase of equipment and computer software	(3,600)	(4,495)	(8,095)
Net cash provided by (used in) investing activities	(3,600)	45,886	(8,095)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	85,700	164,884	286,312
Advances from related party	26,978	33,132	204,898
Repayments on related-party advances	(44,200)	(31,500)	(151,167)
Net cash provided by financing activities	68,478	166,516	340,043
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,118)	97,813	1,076
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	54,194	8,230	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 1,076	$ 106,043	$ 1,076
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$ 800	$ 800	$ 2,260
Cash paid during the year for interest expense	$ -	$ -	$ 162

The accompanying notes are an integral part of these unaudited financial statements.

CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS - Unaudited (Continued)

  Non-cash investing and financing activities:

During the nine months ended September 30, 2013, the Company issued 8,568 shares of its common stock for services provided by its Chief Scientific Officer valued at $4,500 and charged to expense. The Company also issued 9,000 shares of its common stock for services provided by its Chief Financial Officer valued at $4,748 and charged to expense.

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

In April 2012, the Company issued its new Chairman of its Board of Directors 40,000 shares of its common stock pursuant to the terms of the consulting agreement. The 40,000 shares were valued at $21,000, which is being charged to operations over the one-year term of the consulting agreement. For the nine months ended September 30, 2013, $5,250 was charged to operations.  As of June 30, 2013, the shares were fully amortized.  In connection with the consulting agreement, the Company granted its new Chairman options to purchase 80,000 shares of the Company common stock at $0.525 per share. The options were valued at $17,492 using the Black-Sholes Option Model, of which 60,000 are vested.

In January 2012, the Company issued 30,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 30,000 shares were valued at $3,000, which was being charged to operations over the remaining one-year term of the underlying agreement.

CARDIGANT MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The Company is in the development stage, as defined in Accounting Codification Standard ("ACS") Topic 915-10. From its inception (April 17, 2009) through September 30, 2013, the Company has not had any revenue from its principal planned operations. The Company will continue to report as a development stage company until significant revenues are produced.

Effective January 19, 2012, and for a period of one year thereafter, the Company and certain shareholders, through a self-underwritten registration, offered to the general public a total of 5,000,000 shares of the Company’s common stock at a price of $0.525 per share. During the nine months ended September 30, 2013, the Company issued 163,238 shares of its common stock and received $85,700 through the offering.  The total shares issued on the offering were 477,064 with total proceeds of $250,460. The offering terminated in January 2013.

 On March 4, 2013, the Company filed an amendment to its articles of incorporation changing its authorized common stock to 50,000,000. Also on March 4, 2013, the Company authorized a 2:1 forward stock split. The accompanying financial statements have been restated to reflect the change in capital and stock split as if they occurred at the Company’s inception.

On October 4, 2013 the Company’s 15c-211 application was approved by FINRA. The Company was subsequently issued the ticker symbol of CARD.

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

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2013, and the results of its operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited financial statements are adequate to ensure the information presented is not misleading. However, the unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 5, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of September 30, 2013, the Company's cash balances did not exceed the FDIC limits.

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

Depreciation is computed on the straight-line method for financial reporting and income tax reporting purposes. The Company’s computer software is being depreciated over three years for financial reporting and three years for tax purposes as permitted by the tax code.  The Company’s equipment is being depreciated over five years for financial reporting and five years for tax purposes as permitted by the tax code. Depreciation expense charged to operations for the three months ended September 30, 2013 and 2012 amounted to $555   and $375, respectively. Depreciation expense charged to operations for the nine months ended September 30, 2013 and 2012 amounted to $1,514 and $749, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2013, the Company had no long-lived assets.

Research and Development

The Company accounts for research and development costs in accordance with ASC Topic 730-10 "Research and Development." Under ASC Topic 730-10, all research and development costs must be charged to expenses as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended September 30, 2013 and 2012, the Company incurred research and development expenses of $41,364 and $53,345, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred research and development expenses of $144,652 and $118,474, including non-cash compensation of $20,338 and $15,747 respectively.

Income Taxes Policy

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

See Note (6) Stockholder’s Equity (Deficit) for detail stock-based compensation activity.

The Company adopted its 2010 Stock Option Plan in May of 2010 allowing for a maximum of five million shares to be issued. At September 30, 2013, 328,000 options have been granted with an exercise price of $0.525, of which 290,000 are vested, and 5,000 options have been granted with an exercise price of $0.53, of which 5,000 are vested.

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

Per Share Amounts

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. As of September 30, 2013, the Company has issued 333,000 stock options of which 295,000 are vested, which, if exercised, would be dilutive.  As of September 30, 2012 the Company did not have equity or financial instruments issued or granted which would be dilutive. As of September 30, 2013 and 2012 the Company did not have equity or financial instruments issued or granted which would be anti-dilutive.

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

 (4) Related Party Transactions

The Company has received some of its working capital from its founder, Jerett A. Creed. Mr. Creed has also paid Company expenses with personal funds.  These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum with a balance of $12,630, and $28,981 as of September 30, 2013, and 2012, respectively. Accrued interest charged to operations for the quarter ended September 30, 2013 and 2012 was $279 and $453, respectively.  Accrued interest charged to operations for the nine months ended September 30, 2013 and 2012 was $831 and $1,240, respectively.

 (5) Accrued Officer's Compensation

The Company has been accruing a salary in the amount of $120,000 per annum for its founder Jerett A. Creed since January 3, 2010. The balances accrued, net of any salary payments, at September 30, 2013 and 2012 were $529,000 and $420,000, respectively. Salary is allocated between research and development and general and administrative based upon time spent.

 (6) Stockholder's Equity (Deficit)

There is no public market for the Company's common shares. Since its inception, the Company has established the value of its common stock in arm's length transactions with unrelated parties and applied such value to any related party transactions.

Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013, the Company issued 163,238 shares of its common stock and received $85,700 through the January 19, 2012 S-1 offering.  The offering terminated in January 2013.

During the nine months ended September 30, 2013, the Company issued 8,568 shares of its common stock for services provided by its Chief Scientific Officer valued at $4,500 and charged to expense. The Company also issued  9,000 shares of its common stock for services provided by its Chief Financial Officer valued at $4,748 and charged to expense.

In August 2012, the Company issued a new member of its Board of Directors 24,000 shares of its common stock pursuant to the terms of the director’s agreement. The 24,000 shares were valued at $12,600, which is being charged to operations over the one-year term of the director’s agreement. For the nine months ended September 30, 2013, $7,350 was charged to operations. In connection with the director’s agreement, the Company granted its new member of the Board of Directors options to purchase 48,000 shares of the Company common stock at $0.525 per share. The options were valued at $10,150 using the Black-Sholes Option Model, of which 30,000 are vested and for the nine months ended September 30, 2013, their fair value of $3,806 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 1.83%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

In July 2012, the Company issued the new Chairman of its Scientific Advisory Board, 14,286 shares of its common stock pursuant to the terms of the consulting agreement. The 14,286 shares were valued at $0.525 each, totaling $7,500, which is being charged to operations over the one-year term of the consulting agreement. For the nine months ended September 30, 2013, $3,750 was charged to operations and is fully amortized.

In April 2012, the Company issued its new Chairman of its Board of Directors 40,000 shares of its common stock pursuant to the terms of the consulting agreement. The 40,000 shares were valued at $21,000, which is being charged to operations over the one-year term of the consulting agreement. For the nine months ended September, 2013, $5,250 was charged to operations.  As of September 30, 2013, the shares are fully amortized.  In connection with the consulting agreement, the Company granted its new Chairman options to purchase 80,000 shares of the Company common stock at $0.525 per share. The options were valued at $17,492 using the Black-Sholes Option Model, of which 50,000 are vested.  For the nine months ended September 30, 2013, $6,560 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 2.23%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

In January 2012, the Company issued 30,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 30,000 shares were valued at $3,000, which was being charged to operations over the remaining one-year term of the underlying agreement. For the nine months ended September 30, 2012, $1,500 was charged to operations. The unamortized balance at September 30, 2012 of $1,500 was included in prepaid expense.

 (7) Income Taxes

Effective January 1, 2012, with the consent of its shareholders, the Company revoked its “S” election status, and is now subject to income tax on its net taxable income. As of September 30, 2013, the Company had a net operating loss carryover of approximately $180,000 available to offset future income for income tax reporting purposes, which will expire in 2033, if not previously utilized. As of September 30, 2013, the Company has a deferred tax asset consisting solely of its taxable net operating loss of approximately $57,000. The Company has established a valuation allowance offsetting its deferred tax asset in full as management believes that it is more likely than not that the net operating loss will not be utilized.

The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense and to identify them for tax purposes.  In the quarter ended September 30, 2013, the Company estimated and recognized potential interest and penalties on the 2010 over overpayment of a grant received by the Company and administered by the Internal Revenue Service.  During the nine months ended September 30, 2013 and 2012, income tax interest and penalties in the statement of operations totaled $5,578 and $0, respectively.  The $5,578 consisted of estimated interest of $2,653, and estimated penalties of $2,925.  The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to income tax examination by tax authorities for 2010, 2011 and 2012.

 (8) Commitments and Contingencies

Rental Agreement

On May 3, 2011 the Company entered into a rental agreement for laboratory space at a bioscience collective in Pasadena, California. The rental agreement calls for a security deposit of $1,100 and monthly rent payments of $1,200. The lease is month to month and can be terminated by either party with thirty days' notice.

Rent expense for the three months ended September 30, 2013 and 2012 totaled $3,885 and $3,585~~]~~, respectively. Rent expense for the nine months ended September 30, 2013 and 2012 totaled $11,655 and $10,755, respectively.

(9) Subsequent Events

Effective October 16, 2013, the Company’s Chief Financial Officer resigned to pursue other interests. There were no issues or disagreements with management.

The Company issued 18,000 unregistered shares of common stock at a purchase price of $0.53 for total proceeds of $9,540.

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

Results of Operations for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012

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

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 were $41,364 versus $53,345 for the three months ended September 30, 2012. This represents a 12% increase from the prior year period.  Research and development expenses for the nine months ended September 30, 2013 were $144,652 versus $118,474 for the nine months ended September 30, 2012. This represents a 22% increase from the prior year period.  These expenses consisted mainly of allocated salary for our CEO, expense for our CSO and other consultants and laboratory supplies. We expect our R&D expenses to ramp up to approximately $700,000 over the next 18 months with most of the expenses back ended.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 were $25,737 versus $37,095 for the three months ended September 30, 2012. This represents a 31% decrease from the prior period. Selling, general and administrative expenses for the nine months ended September 30, 2013 were $98,739 versus $95,724 for the nine months ended September 30, 2012. This represents a 3% increase from the prior period.  This amount consisted primarily of salary expense and the change is due primarily to the hiring of a Chief Financial Officer and the addition of two additional members of the Board of Directors and associated non-cash compensation expense.

Net Income (Loss)

We had a net loss for the three months ended September 30, 2013 of $67,286 versus a net loss of $90,763 for the three months ended September 30, 2012. This change is due increased research and development expense of approximately $12,000, approximately $9,000 decrease in general and administrative expense for the addition of a Chief Financial Officer and two additional members of the Board of Directors.

We had a net loss for the nine months ended September 30, 2013 of $247,675 versus a net loss of $216,238 for the nine months ended September 30, 2012. This change is due increased research and development expense of approximately $26,000, and approximately $6,000 increase in general and administrative expense for the addition of a Chief Financial Officer and two additional members of the Board of Directors.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2013, net cash used by operating activities totaled $117,996. Net cash used by investing activities totaled $3,600. Net cash provided by financing activities during the period was $68,478 of which included proceeds of $85,700 received from the sale of 163,238 shares of our common stock through our public offering plus net repayments of $17,222 to our chief executive officer. The resulting change in cash for the period was a decrease of $53,118. The cash balance at the beginning of the period was $54,194. The cash balances at September 30, 2013 and 2012 were $1,076 and $106,043, respectively.

As of September 30, 2013, the Company had $618,145 in total current liabilities, which was represented by $10,028 in accounts payable, $66,487 in accrued expenses, $529,000 in accrued officer’s compensation and $12,630 due to the Company’s CEO, a stockholder.  This is in comparison to September 30, 2012, where the Company had $544,308 in total current liabilities, which was represented by $8,834 in accounts payable, $57,622 in accrued expenses, $448,000 in accrued officer’s compensation and $29,852 due to the Company’s CEO for advances he made to the Company.

The Company had no long-term liabilities at September 30, 2013; therefore the Company’s total liabilities at September 30, 2013 amounted to $618,145.  This is in comparison to September 30, 2012, where the Company had no long-term liabilities and had total liabilities of $544,308.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with our compliance with securities laws and rules, our Chief Financial Officer has evaluated our disclosure controls and procedures on September 30, 2013. Prior to September 2012, the Chief Financial Officer was also serving in the capacity of Chief Executive Officer, Chief Accounting Officer and company director. Because of these multiple roles, it is impossible to fully segregate duties. As such he has concluded that our disclosure controls and procedures are ineffective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses except those noted below. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Inherent in a development stage entity is the problem of segregation of duties. Given that the Company has a limited accounting department, segregation of duties cannot be completely accomplished at this stage in the business lifecycle.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are not effective based on those criteria.

Changes in Internal Control over Financial Reporting

Effective October 16, 2013, the Company’s Chief Financial Officer resigned from his position. There were no issues or disagreements with management. The Company has initiated the search process for a replacement candidate, however, in the meantime the role of Chief Financial Officer and principle Accounting Officer will be filled by the Company’s Chief Executive Officer. This arrangement does not allow for any segregation of duties.

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

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note (6) Stockholder’s Equity (Deficit) in Notes To Financial Statements of this filing for detail stock-based compensation activity.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Reserved)

Item 5.  Other Information

Current report form 8-K filed on October 18, 2013 is incorporated by reference.

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

CARDIGANT MEDICAL, INC.

By: /s/ Jerett A Creed
Dated: November 14, 2013	Jerett A. Creed
Chief Executive Officer

By: /s/ Jerett A Creed
Dated: November 14, 2013	Jerett A. Creed
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)