Form 10-K
period 2013-12-31
Cardigant Medical Inc.
filed 2014-04-07
CIK 1491487

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013, computed by reference to the price at which the common equity was last sold, or as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $401,142 based upon an estimated per share value of $0.525 at June 30, 2013.  For purposes of this computation, it is assumed that the shares beneficially held by directors and officers of the registrant would be deemed to be stock held by affiliates.

As of March 1, 2014, there were  23,235,510 shares of the registrant’s common stock outstanding.

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

-The company's Chief Executive Officer also has filled the role of Chief Financial Officer and Chief Accounting Officer through September 2012 and since October 2013. This prohibited any segregation of duties during the previous period and currently and creates potential conflicts of interests that normally would be managed by individuals filling those positions uniquely.

CARDIGANT MEDICAL, INC.

INDEX

PART I FINANCIAL INFORMATION	Page
ITEM 1. BUSINESS	Page 06
ITEM 1A. RISK FACTORS	Page 11
ITEM 1B. UNRESOLVED STAFF COMMENTS	Page 19
ITEM 2. PROPERTIES	Page 19
ITEM 3. LEGAL PROCEEDINGS	Page 20
ITEM 4. MINE SAFETY DISCLOSURES	Page 20
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page 20
ITEM 6. SELECTED FINANCIAL DATA	Page 20
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page 20
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page 24
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page 26
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	Page 39
ITEM 9A. CONTROLS AND PROCEDURES	Page 39
ITEM 9B. OTHER INFORMATION	Page 39
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	Page 39
ITEM 11. EXECUTIVE COMPENSATION	Page 41
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Page 45
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Page 45
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	Page 46
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	Page 46

ITEM 1.                      BUSINESS.

CORPORATE HISTORY

Corporate Information

We were incorporated in Delaware in April 2009. Our principal executive office is located at 1500 Rosecrans Avenue, Suite 500, Manhattan Beach, CA 90266. We have laboratory space in Pasadena, CA. Our telephone number is (310) 421-8654.  Our website address is www.cardigant.com.  Information contained in, or accessible through, our website does not constitute a part of, and is not incorporated into, this filing. Our fiscal year end is December 31.  We are focused on the use of biologics and peptide mimetics and combination biologics and devices for the treatment of acute coronary syndromes, carotid stenosis (for the treatment of ischemic stroke) and peripheral artery disease.  We have a very limited operating history, but were formed to merge certain expertise in drug delivery devices with high density lipoprotein based compounds. There is currently no active market for our common stock.

BUSINESS OVERVIEW

Our primary focus is on treating atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature using systemic and local delivery of large molecule therapeutics and peptide mimetics based on high density lipoprotein ("HDL") targets.  We are evaluating proteins and peptide mimetics based on the Apolipoprotein A-I ("ApoA-1") alpha helical structure found in HDL to address our primary focus.  Our lead drug product which we refer to as CMI-200 is based on the alpha helical structure of the ApoA-1 protein and its ability to bind to lipid rich plaque. Circulating ApoA-1 is a protein that in humans is encoded by the ApoA-1 gene.  It has a specific role in the metabolism of lipids.  Naturally occurring ApoA-1 is the major protein component of HDL also known as the good cholesterol.  The ApoA-1 protein constitutes roughly 70% of the HDL particle composition. Circulating plasma levels of HDL have been shown to be inversely correlated with coronary artery disease.   Our work has focused on the evaluation of various mutations of the genetic sequence of the ApoA-1 protein versus the naturally occurring sequence, the experimentation with several short sequence peptide mimetics that have been designed to mimic some of the beneficial properties of the full length ApoA-1 protein, the design and development of various local drug delivery technologies and the optimization of drug and delivery formulations. We have pre-clinically evaluated various mutations of the ApoA-1 protein against the naturally occurring sequence as well as delivery methods to treat simulated stable and unstable plaque lesions. The output of our work and previous academic work is an optimized drug formulation designed to address the ischemic stroke patient based on a symptomatic carotid plaque lesion. Our recent and ongoing work is in finalizing the drug formulation, dosing, methods of delivery and the preparation for a regulatory filing to evaluate the safety of our product candidate in humans.

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

ApoA-1 is a modulator of this interaction. It has been shown that the ApoA-1 protein has strong anti-oxidant properties as well. This is important as the oxidation of HDL particularly in the pro-inflammatory environment of the acute coronary patient has been shown to convert HDL from anti-inflammatory to pro-inflammatory. We believe that an ApoA-1 mutation that exhibits higher anti-oxidant capacity will be a stronger target than naturally occurring wild type ApoA-1. We have evaluated in animal models an ApoA-1 mutation against the naturally occurring wild type sequence and found it to possess stronger anti-oxidant properties.

The manufacturing, validation and scale up of the production of recombinant proteins is an enormous challenge. We believe there are cost constraints that may limit the ability of a systemically administered drug formulation based on the full length ApoA-1 protein to be fully commercialized. To date our efforts have largely focused on the use of local delivery strategies as we believe these will be necessary to overcome some of the cost limitations as well as improve the safety profile of the procedure due to less off target exposure. Additional efforts on our part to address the cost and scalability of a suitable drug candidate have also brought us to the use of synthetic peptides whose structure and function mimic many of the same beneficial properties of the full length ApoA-1 protein. These peptides are made synthetically in the lab and are substantially cheaper to manufacture and scale up. We believe this approach combined with our focus on local delivery will create a stronger chance for a viable product in the marketplace once all appropriate regulatory testing is completed.

BUSINESS STRATEGY

Our goal is to establish clinical proof of concept for our drug product and then selectively pursue strategic collaborations for the commercialization for our product candidates. We also expect to seek partners in selective regions to help shoulder some of the financial and development burden for the global clinical development of our drug compound. Our motivation for doing this is to reduce the amount of capital necessary to be raised to reduce potential shareholder dilution and increase the speed through the clinical trial process.  While we recognize that multiple disease segments can be potentially treated with our technology, we would like to remain focused on establishing proof of concept and continuing clinical trials for the acute stabilization of symptomatic carotid plaque lesions. We believe this indication provides the best chance of clinical and regulatory success and adequate return on investment for our shareholders.

We currently have a small lab space where we conduct in vitro experiments and produce products for our pre-clinical studies, however, this lab space is not sufficient to produce clinical grade of our drug candidate or material that can be used for US FDA toxicology studies. The US FDA requires that material created for the purpose of conducting animal studies designed to establish the safety of a therapeutic must be produced under the standards known as Good Laboratory Practices "GLP". This requires a comprehensive set of documented procedures and validated test methods. Our laboratory is not considered a GLP facility. There are several contract labs that are certified as GLP labs that we can contract with to produce our materials. We do not currently have any signed contractual commitments with any lab to perform this work, but have initiated discussions with labs to establish this relationship. We make decisions on which contract research organization to contract with on a study by study basis taking into account factors such as lead time, particular experience with an animal model and cost among other factors. Additionally we need to establish production for our drug candidate conducted within FDA regulated facilities operating under current Good Manufacturing Practices "cGMP". cGMP consists of a set of documented processes and procedures where products are manufactured under highly controlled and traceable environments. We plan to contract for this work.  We believe this allows us to better control costs and manage the risk associated with a changing regulatory environment. We have basic processes  covering the manufacture of our drug candidate in pilot scale quantities but will likely need to spend considerable additional efforts scaling up this process and  transferring it to a 3rd party contract manufacturer. cGMP material is not required for all animal studies, but is required for any human studies. We do not currently have any contractual arrangements with any cGMP manufacturer for any of our products.

Market Opportunity for an HDL based therapeutic

Sixty- eighty percent of new and recurrent heart attacks in the United States  each year are caused by a ruptured plaque lesion with 935 thousand new cases in the US alone (2009 American Heart Association), 2.2 million in the US, Europe and Japan combined representing a multibillion US dollar market opportunity. There are more than 700,000 strokes annually in the United States alone. It is estimated that 30-40% of ischemic strokes are caused by a ruptured carotid plaque. Our lead product is designed to address this ischemic stroke patient population.

The risk for the company is whether our eventual lead drug product will achieve clinically relevant endpoints in a safe and cost effective manner.

Clinical Development of an HDL based therapeutic

It is our goal to initiate a First In Man clinical study before the end of 2014. Based on our current regulatory strategy, we expect this trial to be in Europe. We have been in discussions with Clinical Research Organizations and are drafting protocols for our pre-clinical studies based on the submission requirements necessary for a European first in man trial.

Manufacturing

We are currently working on process development and clinical grade standard operating procedures. We regularly purchase non cGMP material from vendors who are also able to provide cGMP material when we need it.

Sales and Marketing

We currently do not have any sales and marketing infrastructure and do not plan on establishing any within the next few years. We expect to pursue strategic marketing and distribution upon completion of a successful mid stage trial.

Intellectual Property

We have filed patent applications with International Priority for both our drug formulation and methods of delivery. Additionally since the change in the US patent law system from a First to Invent to a First to File system occurred in March 2013, we routinely file Provisional Applications to cover modifications or discoveries that we deem to be useful and novel. However, there is no guarantee that any of our current or future filed applications will be converted into a patent application or if filed, that a patent will be granted. As such it is possible that we may advance a product to the clinic with uncertain patent protection.

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

COMPETITION

Our industry is subject to rapid and intense technological change. We will without a doubt face companies with better capitalization and technological expertise. The vascular space is fiercely competitive and there are numerous compounds and delivery approaches under study. Specifically related to ApoA-1, there are 4 companies that we are aware of working in this area. Drug development is a capital intensive project with millions of dollars necessary to successfully develop, test and market compounds successfully.  We expect to seek multiple financial or strategic financing opportunities in the development of our product.

RELATED PARTY TRANSACTIONS

The Company has received some of its working capital from its founder Jerett A. Creed.  Mr. Creed has also paid Company expenses with personal funds.  These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum with a balance of $14,938 as of December 31, 2013. In April 2012, an entity of which Mr. Creed is a beneficiary purchased 95,238 shares of the Company’s common stock for $50,000 at $0.525 per share as part of the Form S-1 registered Offering.

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

The process for FDA approval for a drug or biologic in the US can be a costly and lengthy process. In general it is divided into four phases of development. These include the pre-clinical phase, phase I, phase II and typically two phase III trials. During the pre-clinical phase all studies are designed in animals to establish the correct dosage level, the frequency and method of administration and the short and long term survival of the animals. During phase I, a small scale human study is initiated usually in healthy human subjects looking at how well the drug is tolerated, how it is processed by the human body, and the correct dosing. During phase II, it is then tested for effectiveness for its intended disease treatment in a small number of patients, usually between 100-300.  During phase III, a large scale study is performed of the effectiveness and side effects of the drug in a larger population. This can be between three hundred fifty up to several thousand patients. The FDA will look at the Phase III data to determine if the drug is safe and effective for its intended treatment.

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

EMPLOYEES

As of December 31, 2013 we had three employees, Jerett Creed serving as our Chief Executive and Financial Officer, Ralph Sinibaldi, PhD serving as our Chief Scientific Officer and Emerson Perin, MD, PhD serving as our Chief Medical Officer.  We also employ research assistants and scientists on a part-time contract basis.

Mr. Creed's Employment Agreement extends until he is no longer able or willing to provide services to us. Mr. Creed is entitled to annual compensation in the amount of $120,000 per year. Additionally, the agreement provides for 5% accrued annual interest on the outstanding principal balance for any funds advanced to us or unreimbursed by us from the him for recognized business expenses.

Our Chief Science Officer (“CSO”) is being compensated on an hourly basis for time served paid as a mixture of cash and stock. Our CSO is currently compensated at the rate of $100/ hour plus the equivalent of $100/ hour of compensation paid in equity priced at $0.525 per share. In September 2013, our CSO was compensated with a grant of options to purchase 100,000 shares of the Company common stock at $0.525 per share. The options were valued at $13,613 using the Black-Scholes Option Model, of which 100,000 are vested and their fair value of $13,613 was charged to operations

Our Chief Medical Officer is being compensated solely in equity. A total of 60,000 shares over a 21 month period have been paid representing compensation in the amount of $6,000. This arrangement may be augmented with an hourly fee as we move closer to filing for approval to conduct a clinical study. If this happens, we anticipate offering a similar compensation structure as our CSO which would include a $200 per hour rate paid 50% in equity based on the fair market value of the shares at the time and 50% in cash.

Our former Chief Financial Officer, who joined the company in September 2012 and resigned in October 2013 , was initially compensated at the rate of $5,000 per month, with a grant of options to purchase 100,000 shares of the Company common stock at $0.525 per share. The options were valued at $13,613 using the Black-Scholes Option Model, of which 100,000 are vested and their fair value of $13,613 was charged to operations.

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

We are a development stage company and have no commercial products. Our product candidate is still being developed and will require significant additional pre-clinical, in vitro and clinical development and additional investment before it can be commercialized. We anticipate that our most advanced product candidate will not be commercially available for several years, if it becomes available at all

We anticipate that it will cost us $2,500,000 to get us to be in a position to file for an Investigational New Drug (“IND”) with a regulatory body of which we currently do not have.

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

Our future success depends to a significant extent on the skills, experience and efforts of our scientific and management teams, including Jerett A. Creed, our Chief Executive Officer, Ralph Sinibaldi, PhD our Chief Scientific Officer, and Emerson Perin, MD, PhD our Chief Medical Officer.  Our Chief Scientific Officer and Chief Medical Officer are part time and conduct work on an as-needed basis. While we have other scientific consultants currently working for us, our near term efforts will depend entirely on our current management until we augment our management team with non-consulting personnel.

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

We currently have three board members, Jerett A. Creed, William Pinon, and Scott Merz.

RISKS RELATED TO THE DEVELOPMENT OF OUR PRODUCT CANDIDATE

If a clinical trial of our product candidate fails to demonstrate safety and / or efficacy to the satisfaction of a regulatory body or does not otherwise meet primary clinical endpoints, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.   Before a regulatory approval may be granted for the sale of our product, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

 - our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

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

Our success may partially depend on our ability to establish and maintain intellectual property protection for our product. While we have filed for patent protection, there is no guarantee which regions if any will issue us a patent for our application, therefore it is possible that we may advance our drug candidate into the clinic in a region where we ultimately may have no patent protection.

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

 - third-party clinical investigators do not perform our clinical trials  on our anticipated schedule or consistent with the clinical trial protocol,  good clinical practices required by the FDA and other regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner; or

 - inspections of clinical trial sites by the FDA or by institutional review  boards of research institutions participating in our clinical trials, reveal  regulatory violations that require us to undertake corrective action, suspend  or terminate one or more sites, or prohibit us from using some or all of the  data in support of our marketing applications; or    Our expenses will increase if we have material delays in our clinical trials,  or if we are required to modify, terminate or repeat a clinical trial. If we are unable to conduct our clinical trials on schedule, a regulatory approval may be delayed or denied by the FDA or other regulatory body. This event could cause a decrease in the value of our common stock.

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

In October our 15c-211 application was approved by FINRA granting us the ticker symbol “CARD” to begin trading on the OTCBB. We currently have no trading activity on our stock.

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

We will need to raise additional cash to continue our development efforts.  As there is uncertainty in the market that may develop for our common shares as well as the established market price, there is no guarantee that a future fund-raising activity will be done at per share prices above what was paid in this offering or in the open market during this time. Additionally as we will be recruiting for additional senior executive positions, it is likely that stock options will be granted. We may also utilize options and or warrants to further incentivize some of our key consultants.

A significant concentration of our total issue shares are held by our founder and Chief Executive Officer. Approximately 94% of our total issued shares are held directly or through entities controlled by our founder and Chief Executive Officer. This could make it very difficult for shareholders to exert influence over the strategic direction of the company.

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

THERE ARE LIMITED SEGREGATION OF DUTIES AT THE EXECUTIVE LEVEL.

Through September 2012 and since October 2013, the company's Chief Executive Officer has filled the role of Chief Financial Officer and Chief Accounting Officer. This prohibited any segregation of duties and created potential conflicts of interests during the previous period and currently that normally would be managed by individuals filling those positions uniquely.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                      PROPERTIES.

We maintain our principal executive offices at 1500 Rosecrans Ave, St 500, and Manhattan Beach, CA 90266 and have limited research space in Pasadena located at 2265 East Foothill Blvd, Pasadena, CA 91107. Our rental agreements are month to month cancellable with thirty days notice, and our total lease payments are approximately $15,540 per year for both facilities. We do not occupy any other facilities or own any real property.

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

Sales of Unregistered Securities

In October 2013, we sold 18,000 shares under a Regulation D exempt offering. The shares were issued for $0.53 per share in exchange for $9,540 in net proceeds.

In November 2013, we sold 38,000 shares under a Regulation D exempt offering. The shares were issued for $0.53 per share in exchange for $20,140 in net proceeds. The offering included Warrants to purchase 38,000 shares of common stock at $0.75 for a period of three years from the date of issuance.

In February 2014 we sold 97,200 shares under a Regulation D exempt offering. The shares were issued for $0.53 per share in exchange for $51,516 in net proceeds. The offering included Warrants to purchase 97,200 shares at $0.65 for a period of four years from the date of issuance.

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

Overview

We are a development stage biotechnology company focused on systemic and local drug delivery for the treatment of cardiovascular and peripheral vascular disease. Cardigant was founded to capitalize on the belief that local drug delivery to the vasculature holds the potential to improve outcomes and treat previously untreated disease segments most notably vulnerable atherosclerotic plaque lesions of the coronary, peripheral, and neuro vasculatures. Our focus is on treating atherosclerosis and acute plaque stabilization using targeted, local delivery of large molecule therapeutics based on high density lipoprotein (“HDL”) targets. Circulating plasma levels of HDL have been shown to be inversely correlated with coronary artery disease.  Towards this goal, we are evaluating drug formulations based on the alpha helical structure of the Apolipoprotein A-I  (“ApoA-1”)  protein that are delivered locally  to one or more lesions. Our product candidate consists of a peptide mimetic construct designed to mimic many of the beneficial functions of  the ApoA-1 protein in a phospholipid formulation. The ApoA-1 protein's primary function is the promotion of reverse cholesterol transport (“RCT”) from the arterial wall to the liver for catabolism and excretion. ApoA-1 is a protein that in humans is encoded by the ApoA-1 gene. It has a specific role in the metabolism of lipids. Naturally occurring ApoA-1 is the major protein component of HDL also known as the good cholesterol. ApoA-1 protein constitutes roughly 70% of the HDL composition. There are both naturally occurring and synthetically modified mutations of the ApoA-1 protein.  Some of these mutations can have positive effects on cholesterol mobilization. We are currently using a peptide mimetic whose structure and function is designed to mimic the lipid binding affinity of the alpha helical structure of the full length ApoA-1 protein. We have been evaluating this peptide with targeted and local delivery for specifically stabilizing and reducing the plaque content and burden within one or more adjacent sites.

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

Research and Development Expenses ("R&D")

Our research and development expenses primarily consist of personnel-related costs, technical consulting fees, and contract research fees. As our senior management are largely involved with overseeing our current development programs, we currently allocate 80% of Mr. Creed's salary (accrued or otherwise) and 100% of Dr. Sinibaldi, Dr. Perin, Dr. Rodriguez (Chair of our Scientific Advisory Board), and Dr. Merz (director) to R&D expense. We expect to hire additional technical personnel and engage in additional pre-clinical studies. As such we expect our R&D spending to increase in the coming periods. Although we have multiple potential development programs, we are currently only working on one program.

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

Selling, General and Administrative Expenses ("SG&A")

Our selling, general and administrative expenses consist primarily of non allocated salaries including benefits. As we expect to hire additional personnel, we expect this amount to increase to approximately $600,000 over the next 12-18 months. Additionally we expect to move into a new office space which will add an additional $22,000 annual expense. In addition to hiring accounting personnel for public company reporting requirements, we also expect to incur an additional $80,000 per year of investor relations expenses for disseminating company information, news releases and public filings.

Results of Operations for the Year ended December 31, 2013 as Compared to the Year ended December 31, 2012

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

Research and Development Expenses

Research and development expenses for the year ended December 31, 2013 were $178,062 versus $182,398 for the year, ended December 31, 2012. This represents a 2.4% decrease from the prior year. These expenses consisted mainly of allocated salary for our CEO, expense for our CSO, expense for our CMO and pre-clinical in vivo and in vitro studies. We expect our R&D expenses to ramp up to approximately $1,300,000 over the next 12-18 months with most of the expenses back ended.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were $132,922 versus $150,822 for the year ended December 31, 2012. This represents a 13.5% decrease from the prior year. This amount consisted primarily of salary expense, and professional services.   The change is due primarily to a decrease in accounting and finance fees associated with the resignation of our Chief Financial Officer in October 2013.

Net Income (Loss)

We had a Net Loss for the period of $314,300 versus a Net Loss of $335,584 for the year ended December 31, 2012. This represents a 6.8% decrease in Net Loss from the prior year. This decrease is also due to the reduced fees associated with our accounting and finance and the resignation of our Chief Financial Officer. On a per share basis, we had a $0.01 loss and $0.01 loss for the years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2013, net cash used by operating activities totaled $145,373. Net cash used in investing activities totaled $5,963.  Net cash provided by financing activities during the year was $100,466, which included $115,380 proceeds from issuance of common stock plus $31,563 in advances from a related party which were netted against repayments to the related party of $46,477. The resulting change in cash for the period was a decrease of $51,070. The cash balance at the beginning of the year was $54,194. The cash balance at the end of the year was $3,124.

During the year ended December 31, 2012, net cash used by operating activities totaled $167,184. Net cash provided in investing activities totaled $45,886 which included the redemption of a certificate of deposit for $50,381 less the cost of computer software for $4,495.  Net cash provided by financing activities during the year was $167,262, which included $164,759 proceeds from issuance of common stock plus $40,402 in advances from a related party which were netted against repayments to the related party of $37,900. The resulting change in cash for the period was an increase of $45,964. The cash balance at the beginning of the year was $8,230. The cash balance at the end of the year was $54,194.

The Company had cash of $3,124 as of December 31, 2013, as compared to $54,194 as of December 31, 2012.  As of December 31, 2013, the Company had prepaid assets of $17,378, as compared to $42,789 as of December 31, 2012.  The prepaids at December 31, 2013 consisted primarily of a $14,200 prepayment to a laboratory for the processing of proteins and $2,411 of a retainer for legal services. The Company also has $1,195 in security deposits as of December 31, 2013 and 2012. The Company had no long-term assets at December 31, 2013. At December 31, 2013 the Company had total assets of $28,963. At December 31, 2012, the Company had total assets of $101,549.

On December 31, 2013 the Company had $646,642 in total current liabilities, which was represented by $6,519 in accounts payable, $66,185 in accrued expenses, $559,000 in accrued officer compensation and $14,938 due to a stockholder.  The Company had no long-term liabilities at December 31, 2013; therefore the Company had total liabilities of $646,642.

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

From inception (April 17, 2009) to December 31, 2013, net cash used in operating activities totaled $358,449. Net cash used in investing activities totaled $10,458 which was for the purchase of computer software and equipment. Net cash provided by financing activities since inception to December 31, 2013 was $372,031 of which $315,992 was from proceeds from issuances of common stock plus $209,483 advances from related parties which was netted against $153,444 of payments to related parties. The resulting change in cash for the period was an increase of $3,124.

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

Quarterly Events

During the quarter ended December 31, 2013 the Company issued through private offerings 56,000 shares of its common stock at $0.53 per share. As part consideration for the funds received, the Company granted 38,000 common stock warrants to purchase common shares at $0.75 per share for a period of three years from the November 2013 date of issuance.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are  reasonably likely to have a current or future effect on our financial  condition, changes in financial condition, revenues or expenses, results of  operations, liquidity, capital expenditures or capital resources that are  material to stockholders.

Future Financings

On November 11, 2013 we engaged CIM Securities, LLC a FINRA licensed broker-dealer to act as a financial advisor in helping us to raise up to $3,000,000 in a Private Placement Offering. As of the date of this filing, no money has been raised by CIM Securities.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents.

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10 "Accounting for the Impairment or Disposal of Long-Lived Assets." ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.

Intangible Asset

We account for our intangible assets in accordance with ASC Topic 350-30 “General intangibles Other than Goodwill.”  We capitalize costs we internally incur relating to intangible assets that are specifically identified, have a determinable life, and the intangible is not one that is inherent in a going concern

Revenue Recognition

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	Page 26
Balance Sheets at December 31, 2013 and 2012	Page 27
Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from April 17, 2009 (Inception) through December 31, 2013	Page 28
Statements of Stockholders (Deficit) for the period from April 17, 2009 (Inception) through December 31, 2013	Page 29
Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from April 17, 2009 (Inception) through December 31, 2013	Page 31
Notes to Financial Statements	Page 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cardigant Medical, Inc.

Manhattan Beach, California

We have audited the accompanying balance sheets of Cardigant Medical, Inc. as  of December 31, 2013 and 2012, and the related statements of operations,  stockholders' deficit, and cash flows for the years then ended and for the period from its inception (April 17, 2009) to December 31, 2013. Cardigant Medical, Inc.'s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardigant Medical, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from its inception (April 17, 2009) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jonathon P. Reuben CPA

Jonathon P. Reuben CPA,

An Accountancy Corporation

Torrance, California

March 31, 2014

                                                    CARDIGANT MEDICAL INC.

                                          (A DEVELOPMENT STAGE COMPANY)

                                                           BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$ 3,124	$ 54,194
Prepaid expense	17,378	42,789
Deposits	1,195	1,195
Total current assets	21,697	98,178

PROPERTY AND EQUIPMENT, net	4,903	3,371
INTANGIBLES, net	2,363	-
TOTAL ASSETS	$ 28,963	$ 101,549

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 6,519	$ 8,834
Accrued expenses	66,185	57,622
Accrued officer compensation	559,000	448,000
Due to stockholder	14,938	29,852
Total current liabilities	646,642	544,308
TOTAL LIABILITIES	646,642	544,308
STOCKHOLDERS' (DEFICIT)
Common stock, 50,000,000 shares authorized; $0.001 par value; 23,138,310 shares issued and outstanding at December 31, 2013; 22,901,504 shares issued and outstanding at December 31, 2012	23,138	22,902
Additional paid-in capital	464,205	325,061
Deficit accumulated during the development stage	(1,105,022)	(790,722)
Total stockholders' (deficit)	(617,679)	(442,759)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 28,963	$ 101,549

The accompanying notes are an integral part of these financial statements.

CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Date of Inception (April 17, 2009) to December 31, 2013
	2013	2012
REVENUE	$ -	$ -	$ -
OPERATING EXPENSES
Research and development	178,062	182,398	795,438
Selling, general, and administrative	132,922	150,822	449,058
Total operating expenses	310,984	333,220	1,244,496
LOSS FROM OPERATIONS	(310,984)	(333,220)	(1,244,496)
OTHER INCOME (EXPENSES)
Grant from National Institute of Health	-	-	151,247
Interest income	-	-	381
Interest expense	(2,517)	(1,564)	(8,955)
Total other income (expenses)	(2,517)	(1,564)	142,673
NET LOSS BEFORE INCOME TAXES	(313,500)	(334,784)	(1,101,822)
PROVISION FOR INCOME TAXES	(800)	(800)	(3,200)
NET LOSS	$(314,300)	$(335,584)	$(1,105,022)
LOSS PER COMMON SHARE - BASIC AND DILUTED	(0.01)	(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,076,331	22,789,910

The accompanying notes are an integral part of these financial statements.

                                                               CARDIGANT MEDICAL INC.

                                                        (A DEVELOPMENT STAGE COMPANY)

                                          STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

Date	Description	Common Stock		Paid-In-Capital	Accumulated (Deficit)	Total Stockholders’ Deficit	Related Party
	Shares	Amount
4/9/2009	Shares issued to president/founder at inception	3,000	$3	$297	-	$300	Yes
12/31/2009	Net Loss from April 17, 2009 through December 31, 2009	-	-	-	$(178,174)	$(178,174)	-
12/31/2009	Balance at December 31, 2009,	3,000	$3	$297	$(178,174)	$(177,874)	-

1/4/2010	Cancellation of $50k in shareholder loan balance converted to equity	22,000,000	$22,000	$28,000	-	$50,000	Yes
2010	Payment of services with stock	20,000	$20	$1,682	-	$1,702	Yes
2010	Purchases of equity	276,500	$276	$27,374	-	$27,650	No
12/31/2010	Net Loss for the year ended December 31, 2010	-	-	-	$(40,426)	$(40,426)	-
12/31/2010	Balance at December 31, 2010, restated	22,299,500	$22,299	$57,353	$(218,600)	$(138,948)
5/20/2011	Change of authorized capital to 25,000,000 shares	-	-	-	-	-	-
2011	Stock issued for cash	82,000	$82	$8,118		$8,200	No
2011	Payment of services with stock	77,000	$77	$7,623	-	$7,700	Yes
2011	Payment of services with stock	8,800	$9	$871	-	$880	No
12/31/2011	Net Loss for the year ended December 31, 2011	-	-	-	$(236,538)	$(236,538)	-
12/31/2011	Balance at December 31, 2011, retroactively restated	22,467,300	$22,467	$73,965	$(455,138)	$(358,706)	-
2012	Stock issued for cash	95,238	$95	$49,905	-	$50,000	Yes
2012	Stock issued for cash	218,588	$219	$114,540	-	$114,759	No
2012	Payment of services with stock	119,710	$120	$49,980	-	-$50,100	Yes
2012	Payment of services with stock	668	$1	$348	-	$349	No
2012	Stock based compensation	-	-	$36,323	-	$36,323	Yes
12/31/2012	Net Loss for the year ended December 31, 2012	-	-	-	$(335,584)	$(335,584)	-
12/31/2012	Balance at December 31, 2012, retroactively restated	22,901,504	$22,902	$325,061	$(790,722)	$(442,759)	-
2013	Stock issued for cash	219,238	$219	$115,161	-	$115,380	No
2013	Payment of services with stock	17,568	$17	$9,230	-	$9,247	Yes
2013	Stock based compensation	-	-	$14,753	-	$14,753	Yes
12/31/2013	Net Loss for the year ended December 31, 2013	-	-	-	$(314,300)	$(314,300)	-
12/31/2013	Balance at December 31, 2013,	23,138,310	$23,138	$464,205	$(1,105,022)	$(617,679)	-

                                                     CARDIGANT MEDICAL INC.

                                               (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Date of Inception (April 17, 2009) to December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (314,300)	$ (335,584)	$ (1,105,022)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	40,350	71,172	122,102
Depreciation expense	2,068	1,124	3,192
Net changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	9,061	(26,760)	(18,128)
(Increase) in deposits	-	-	(1,195)
Increase (decrease) in accounts payable	(2,316)	(8,618)	15,416
Increase in accrued expenses	8,564	13,482	66,186
Increase in accrued officer compensation	111,000	118,000	559,000
Net cash provided by (used in) operating activities	(145,573)	(167,184)	(358,449)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and reinvestments in certificate of deposit	-	-	(100,381)
Redemption of certificate of deposit	-	50,381	100,381
Investment in Intellectual Property	(2,363)	-	(2,363)
Purchase of equipment	(3,600)	(4,495)	(8,095)
Net cash provided by (used in) investing activities	(5,963)	45,886	(10,458)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	115,380	164,760	315,992
Advances from related party	31,563	40,402	209,483
Repayments on related-party advances	(46,477)	(37,900)	(153,444)
Net cash provided by (used in) financing activities	100,466	167,262	372,031
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,070)	45,964	3,124
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	54,194	8,230	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 3,124	$ 54,194	$ 3,124
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$ 800	$ 800	$ 2,410
Cash paid during the year for interest expense	$ 4,823	$ 162	$ 4,985

     The accompanying notes are an integral part of these financial statements.

CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS - (Continued)

Non-cash investing and financing activities:

During the year ended December 31, 2013, the Company received $115,380 through the issuance of 219,238 shares of its common stock through various offering.  As part of these offerings, the Company issued warrants to purchase 94,000 shares of its common stock (See Note 6).

During the year ended December 31, 2013, the Company recognized $40,350 of stock based compensation that was charged to operation. Of the $40,350, $16,350 pertained to the value of services rendered in 2013 for prior year issuances, $14,753 was the value assigned to 69,000 common stock options vested in 2013, and $9,247 was the value assigned to 17,568 common shares issued for services.

During the year ended December 31, 2012, the Company received $164,760 through the issuance of 313,826 shares of its common stock through various offering.

During the year ended December 31, 2012, the Company recognized $87,522 of stock based compensation of which $71,172 was charged to operations and $16,351 was classified as a prepaid expense. Of the $87,522, $36,323 was the value assigned to 242,000 common stock options vested in 2012, and $50,449 was the value assigned to 120,378 common shares issued for services.

CARDIGANT MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(1) Nature and Continuance of Operations

Description of the Business

Cardigant Medical Inc. ("Cardigant" or "Company") is a development stage biotechnology company focused on the development of novel biologic compounds and enhanced methods for local delivery for the treatment of cardiovascular disease. Cardigant was founded on April 17, 2009 and is incorporated within the state of Delaware.  The Company is engaged in research and development in multiple locations but maintains its corporate office in greater Los Angeles. Effective January 1, 2012, the Company has revoked it S election status, and is a taxable entity going forward. On March 4, 2013, the Company declared a 2-for-1 stock split of its common stock. All references in the accompanying financials to the number of shares outstanding and per-share amounts have been restated to reflect this stock split.

The Company is in the development stage, as defined in Accounting Standards Codification ("ASC") Topic 915-10. From its inception (April 17, 2009) through December 31, 2013, the Company has not had any revenue from its principal planned operations. The Company will continue to report as a development stage company until significant revenues are produced.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of December 31, 2013 and 2012, the Company's cash balances did not exceed the FDIC limits.

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

Property and equipment include equipment of $3,600 and computer software totaling $4,095. Equipment is being depreciated on the straight-line method over a five year estimated useful life. The computer software is being depreciated on the straight-line method over a 3 year estimated useful life.  Depreciation expense charged to operations for the year ended December 31, 2013 and 2012 amounted to $2,068 and $1,124, respectively.

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

Intangible Asset

During 2013, the Company recorded $2,236 in costs it incurred in the preparation of a patent application. Of the $2,236, $1,736 pertains to the allocated portion of compensation and related expenses for time the Company’s president spent in preparation of patent application and $500 in legal fees for a patent application review.  At the time the patent is issued, the Company will either commence amortizing the cumulative balance of the patent application costs over the estimated useful life of the patent or expense the cumulative balance at the time the application is abandoned.

Research and Development

The Company accounts for research and development costs in accordance with ASC Topic 730-10 "Research and Development." Under ASC Topic 730-10, all research and development costs must be charged to expenses as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. For years ended December 31, 2013 and 2012, the Company incurred research and development expenses of $178,062 and $182,398, respectively.

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

See Note (7) Stockholder’s (Deficit) for detail stock-based compensation activity.

Per Share Amounts

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2013 that have been excluded from the computation of diluted net loss per share amounted to 427,000 shares and include 94,000 common stock warrants and 333,000 common stock options. Of the 427,000 potential common shares at December 31, 2013, 22,000 shares were not vested. Potential common shares as of December 31, 2012 that have been excluded from the computation of diluted net loss per share amounted to 328,000 shares all of which include common stock options, Of the 328,000 potential common shares at December 31, 2012, 86,000 shares were not vested.

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

The Company’s financial instruments for 2013 and 2012 consist of accounts payables, accrued expenses and a short-term loan payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due their respective short maturity dates.

(4) Related Party Transactions

The Company has received some of its working capital from its founder, Jerett A. Creed. Mr. Creed has also paid Company expenses with personal funds.  These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum.  The amounts due at December 31, 2013 and 2012 including accrued interest, amounted to $14,938 and $29,852, respectively. Accrued interest charged to operations for 2013 and 2012 was $977 and $1,564, respectively.  In April 2012, an entity in which Mr. Creed is a beneficiary purchased 95,238 shares of the Company’s common stock for $50,000 at $0.525 per share per the S-1 registration. During 2013, no shares were sold to affiliates or family members of the Company’s management.

(5) Accrued Officer's Compensation

The Company has been accruing a salary in the amount of $120,000 per annum for its founder Jerett A. Creed since January 3, 2010. The balances accrued at December 31, 2013 and 2012 were $559,000 and $448,000, respectively. Salary is allocated between research and development and general and administrative based upon time spent.

(6) Stockholder's (Deficit)

There is no public market for the Company's common shares. Since its inception, the Company has negotiated the value of its common stock in arm's length transactions with all unrelated parties.

During the year ended December 31, 2013, the Company issued 8,568 shares of its common stock for services provided by its Chief Scientific Officer valued at $4,500 and charged to expense.

During the year ended December 31, 2013, the Company issued 9,000 shares of its common stock for services provided by its former Chief Financial officer valued at $4,747 and charged to expense.

On June 1, 2013, the Company granted options to a consultant to purchase 5,000 shares of the Company common stock at a purchase price of $0.53 per share expiring ten years from date of grant. The 5,000 options were valued at $932 under the Black-Scholes Option Model using a trading price of $0.525 per share, a risk free interest rate of 2.13%, and volatility of 22.61%. The options immediately vest and the $932 was fully charged to operations on the date of grant.

During 2013, the Company, through private offerings, issued a total of 219,238 of common shares for $115,380 in cash. In connection with these private offerings, the Company granted common stock warrants to purchase 38,000 common shares for a three-year period at an exercise price of $0.75 per share and to purchase 56.000 common shares for a four year period at an exercise price of $ 0.65 per share. The warrants to acquire 38,000 shares

During the year ended December, 2012, the Company issued 11,424 shares of its common stock for services provided by its Chief Scientific Officer valued at $6,000 and charged to expense.

In September 2012, the Company granted its Chief Scientific Officer and Chief financial officer options to purchase a total of 200,000 shares of the Company common stock at an exercise price of $0.525 per share expiring five years from date of grants. The options were valued at $27,226 under the  Black-Scholes Option Model using a trading price of $0.525, risk free interest rate of 0.72%, and volatility of approximately 28%. The options immediately vest and the $27,226 was fully charged to operations on the date of grant.

In August 2012, the Company issued a new member of its Board of Directors 24,000 shares of its common stock pursuant to the terms of the director’s agreement. The 24,000 shares were valued at $12,600, which is being charged to operations over the one-year term of the director’s agreement. For the year ended December 31, 2012, $5,250 was charged to operations. The unamortized balance at December 31, 2012 of $7,350 was charged to operations in 2013.

In connection with the director’s agreement, the Company granted its new board member options to purchase 48,000 shares of the Company common stock at $0.2625 per share and expires ten years from date of grant. The options were valued at $10,150 using the Black-Scholes Option Model using a trading price $0.525, a risk-free interest rate of approximately 1.83%, and volatility of approximately 28%. The options vest over a two year period and 12,000 options vested 2012 and their fair value of $2,538 was charged to operations.  In 2013, 24,000 options vested and their fair value of $5,075 was charged to operations. The fair value of the unvested stock options at December 31, 2013 amounted to $2,537.

In August 2012, the Company issued a consultant 668 shares of its common stock pursuant in exchange for consulting services per the terms of the consulting agreement. The 668 shares were valued at $0.525 per share totaling $349, which was charged to operations for the year ended December 31, 2012.

In July 2012, the Company issued the new Chairman of its Scientific Advisory Board, 14,286 shares of its common stock pursuant to the terms of the consulting agreement. The 14,286 shares were valued at $0.525 each, totaling $7,500, which is being charged to operations over the one-year term of the consulting agreement. For the year ended December 31, 2012, $3,750 was charged to operations. The unamortized balance at December 31, 2012 of $3,750 was charged to operations in 2013.

 In April 2012, the Company issued its new Chairman of its Board of Directors 40,000 shares of its common stock pursuant to the terms of the consulting agreement. The 40,000 shares were valued at $21,000, which is being charged to operations over the one-year   term of the consulting agreement. For the year ended December 31, 2012, $15,750 was charged to operations.  The unamortized balance at December 31, 2012 of $5,250 was charged to operations in 2013.

In connection with the consulting agreement, the Company granted its new Chairman options to purchase 80,000 shares of the Company common stock at $0.525 per share and expires ten years from date of grant. The options were valued at $17,492 under the Black-Scholes Option Model using a trading price of $0.525, a risk-free interest rate of 2.23%, and volatility of approximately 28%. The options vest over a two year period and 30,000 options vested in 2012 and their fair value of $6,559 was charged to operations.  In 2013, 40,000 options vested and their fair value of $8,746 was charged to operations.

 In January 2012, the Company issued 30,000 shares of its common stock to its Chief Medical Officer in connection with its research and development efforts. The 30,000 shares were valued at $3,000, which is being charged to operations over the remaining one-year term of the underlying agreement. For the year ended December 31, 2012, $3,000 was charged to operations.

During 2012 the Company issued a total of 313,826 of shares of its common stock for cash and received $164,759.

A summary of outstanding common stock options is as follows:

       Number

   Weighted Average

          of Shares

  Exercise Price

Outstanding – December 31, 2011

-

$

  -

Granted

328,000

$

0.167

Exercised

-

$

-

Cancelled

-

$

       -

Outstanding – December 31, 2012

328,000

          $

0.167

Granted

5,000

$

0.186

Exercised

-

$

-

Cancelled

-

$

       -

Outstanding – December 31, 2013

333,000

          $

0.168

Of the 333,000 options outstanding, 306,000 are fully vested and currently available for exercise.

A summary of outstanding common stock warrant is as follows:

       Number

   Weighted Average

          of Shares

  Exercise Price

Outstanding – December 31, 2011

-

$

  -

Granted

-

$

-

Exercised

-

$

-

Cancelled

-

$

       -

Outstanding – December 31, 2012

-

          $

-

Granted

94,000

$

0.69

Exercised

-

$

-

Cancelled

-

$

       -

Outstanding – December 31, 2013

94,000

          $

0.168

Of the 333,000 options outstanding, 306,000 are fully vested and currently available for exercise

 (7) Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31,
	2013	22012

U.S statutory rate	34%	34%
Less valuation allowance	(34)%	(34)%
Effective tax rate	0%	0%

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
Deferred tax assets	2013	2012
Stock based compensation	$17,366	$12,349
Officer’s compensation	204,414	164,183
Net operating losses	129,779	76,867
	351,559	253,399
Less valuation allowance	(351,559)	(253,399) (13,538,707-)
Deferred tax asset - net valuation allowance	$-	$ - --

The net increase in the valuation allowance for the year ended December 31, 2013 was $(98,160).

The Company has a net operating loss carryover of approximately $382,000 available to offset future income for income tax reporting purposes that expire in various years through 2033, if not previously utilized.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years beginning on January 1, 2009. or California state income tax examination by tax authorities for years beginning on January 1, 2008.  We are not currently involved in any income tax examinations.

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

Rent expense for the years ended December 31, 2013 and 2012 totaled $15,540 and $14,350, respectively.

(9) Subsequent Events

In the first quarter of 2014, the Company issued 97,200 shares of Common Stock and 97,200 stock warrants through a private offering in exchange for $51,516 in cash. The 97,200 warrants are exercisable at $0.65 per share for a period of four years from the date of issuance.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with our compliance with securities laws and rules, our Chief Financial Officer and Chief Executive Officer the role of which is currently being filled by the same person, has evaluated our disclosure controls and procedures on December 31, 2013. In September 2012 we hired a Chief Financial Officer. In October 2013 our Chief Financial Officer resigned without any issues. Subsequent to the resignation of our Chief Financial Officer, the role of Chief Financial Officer is being filled by our Company’s Chief Executive Officer. Because of these multiple roles being filled by the same individual, it is impossible to fully segregate duties. As such our Chief Executive Officer acting also as Chief Financial officer has concluded that our disclosure controls and procedures are ineffective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Inherent in a development stage entity is the problem of segregation of duties. Given that the Company has a limited accounting department, segregation of duties cannot be completely accomplished at this stage in the business lifecycle.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2013 except that which is disclosed above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Jerett A. Creed

Chief Executive Officer, Member Board of Directors, Chief Financial Officer, (through September 2012), Chief Accounting Officer (through September 2012)

(Age: 40 has served in the capacities since our founding except as noted above)

Mr. Creed has more than 18 years of medtech experience including 11 years with Johnson & Johnson in roles ranging from manufacturing, quality, product development, and M&A/ licensing transactions focused on cardiology assets and technologies including drug delivery devices, cell and gene based therapeutics, and mechanical implants. His primary focus was on optimized delivery strategies for large molecule therapeutics for treating ischemia related congestive heart failure and vascular disease. Mr. Creed was the Director of Business Development and R&D for Biologics Delivery Systems, a division of Cordis Corporation (a Johnson & Johnson Company). Upon leaving Biologics Delivery Systems he was a co-founder of Silverpoint Therapeutics, LLC. Silverpoint designed and developed a percutaneous transendocardial injection catheter for the delivery of cell and gene based therapeutics to the myocardium. The company is currently in negotiations to be sold. Mr. Creed then went on to form Cardigant Medical Inc. with a belief that local drug delivery to the vasculature could improve clinical outcomes and reduce healthcare costs. Cardigant is currently focused on the use of specially designed delivery catheters for the targeted delivery of apoa-1 based therapeutics for treating vascular disease and aortic valve stenosis. Mr. Creed has designed and executed various pre-clinical studies in large and small animal models as part of numerous product development programs and has been involved with the commercialization in both the US and Europe of several cardiovascular related technologies including some of the first drug coated stent concepts. He has completed several licensing and technology development contracts, and has been involved in a leadership role with over $600 million in M&A transactions.  He holds a bachelor of science degree in engineering and a master of science degree in accounting, both from the University of Miami.

Ralph Sinibaldi, PhD

Vice President & Chief Scientific Officer (Age: 65, has served in this capacity since 2009)

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

Emerson C. Perin, MD, PhD, FACC

Chief Medical Officer (Age: 54, has served in this capacity since April 2011)

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

William Pinon

Chairman, Board of Directors (Age 50, has served in this capacity since April 2012)

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

Scott Merz, Ph.D.

Member Board of Directors (Age 49, has served in this capacity since August 2012

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

Board Committees

Upon the completion of additional debt or equity financing, we will begin the process for nominating additional board members. We anticipate having a board composition of five (5). We anticipate compensation in the range of $3,000 per year plus the addition of 40,000 stock options priced at fair market value at the time of granting and the annual renewal thereof.

Audit Committee

Each member of our board of directors serves with our Chief Financial Officer on the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 11.                    EXECUTIVE COMPENSATION.

Our executive compensation program is designed to help us attract talented individuals to manage and operate all aspects of our business, to reward those individuals fairly over time and to retain those individuals who continue to meet our high expectations. As a development stage company, we are limited in the amount of cash compensation we can offer to accomplish this goal. As such a large part of our executive compensation going forward will be based on our Stock Option Plan. Currently only our CEO (who also served as CFO through September 2012 and currently fills this role) is compensated at the rate of $120,000 annually. For the year ended December 31, 2013, compensation of $559,000 has not been paid and was accrued pending sufficient funding.

Our Chief Science Officer (CSO) is being compensated on an hourly basis for time served paid as a mixture of cash and stock. Our CSO is currently compensated at the rate of $100/ hour plus the equivalent of $100/ hour of compensation paid in equity priced at $0.525 per share for the year ended December 31, 2013.

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

Our Chief Financial Officer, who joined the company from September 2012 – October 16, 2013, was initially compensated at the rate of $5,000 per month, with a grant of options to purchase 100,000 shares of the Company common stock at $0.525 per share. The options were valued at $13,613 using the Black-Scholes Option Model, of which 100,000 are vested and their fair value of $13,613 was charged to operations. For the year ended December 31, 2013 our former Chief Financial Officer was compensated in the amount of $18,000 in cash plus the issuance of 9,000 shares value at $4,748.

                                                              Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Bonus	Stock Options	Total Annual
Jerett A. Creed; CEO, Director	2013	$120,000	$0	$0	$120,000
	2012	$120,000	$0	$0	$120,000
	2011	$120,000	$0	$0	$120,000
Ralph M. Sinibaldi, PhD; CSO	2013	$200/hr	$0	$0	$7,500
	2012	$12,000	$0	100,000 options valued at $13,613	$25,613
	2011	$ 7,500	$0	$0	$ 7,500
Emerson C. Perin, MD, PhD; CMO	2013	$0			$0
	2012	$3,000 (30,000 shares (valued at $0.10 /share)			$3,000
	2011	$3,000 (30,000 shares (valued at $0.10 /share)			$3,000
Jack Mott CFO, CAO	2013(ending October 2013)	$1,500 in cash per month, 1,500 shares per month	$0	$0	$22,748 (January 2013 through October 2013)
	2012 (commencing September 2012)	$5,000 month	$0	100,000 options valued at $13,613	$33,613 (September 2012 through December 2012)

Employment Contracts

As of December 31, 2013, we had three employees, Jerett Creed serving as our Chief Executive Officer, Ralph Sinibaldi, PhD serving as our Chief Scientific Officer and Emerson Perin, MD, PhD serving as our Chief Medical Officer.  We also employed research assistants on a part-time contract basis.

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

Our CSO, Dr. Sinibaldi is being compensated on an hourly basis for time served paid as a mixture of cash and stock. Our CSO is currently compensated at the rate of $100/ hour plus the equivalent of $100/ hour of compensation paid in equity priced at $0.525 per share.

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

In August 2012, the Company issued Scott Merz, a member of its Board of Directors 24,000 shares of its common stock pursuant to the terms of the director’s agreement. The 24,000 shares were valued at $12,600, which is being charged to operations over the one-year term of the director’s agreement. For the year ended December 31, 2012, $5,250 was charged to operations. The unamortized balance at December 31, 2012 of $7,350 is included in prepaid expense.  In connection with the director’s agreement, the Company granted its new member of the Board of Directors options to purchase 48,000 shares of the Company common stock at $0.525 per share. The options were valued at $10,150 using the Black-Scholes Option Model, of which 12,000 are vested and their fair value of $2,538 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 1.83%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

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

In April 2012, the Company issued William Pinon, Chairman of its Board of Directors 40,000 shares of its common stock pursuant to the terms of the consulting agreement. The 40,000 shares were valued at $21,000, which is being charged to operations over the one-year   term of the consulting agreement. For the year ended December 31, 2012, $15,750 was charged to operations.  The unamortized balance at December 31, 2012 of $5,250 is included in prepaid expense.  In connection with the consulting agreement, the Company granted its new Chairman options to purchase 80,000 shares of the Company common stock at $0.525 per share. The options were valued at $17,492 using the Black-Scholes Option Model. For the year ended December 31, 2012 20,000 are vested and their value of $6,560 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 2.23%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of March 1, 2014: (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock (not taking into account contractual restrictions on beneficial ownership.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

The information presented in this table is based on 23,235,480 shares of our common stock outstanding on March 1, 2014, plus 311,000 vested options.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o Cardigant Medical Inc., 1500 Rosecrans Ave, St 500, Manhattan Beach, CA 90266.

Name & Address of Beneficial Owner	Shares	Percentage of Class Outstanding
Executive Officers and Directors:
Jerett A. Creed	22,098,238	93.8%
Ralph Sinibaldi, PhD	186,992 (a)	< 1%
Emerson Perin, MD, PhD	60,000	< 1%
William Pinon	83,333 (b)	< 1%
Scott Merz, PhD	44,000 (c)	< 1%
Jack Mott, CPA, MBA(e)	109,000 (d)	< 1%
Directors and Executive Officers as a Group	22,581,563	95.9%
5% Stockholders	None	none

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

(e)

Mr. Mott served as our Chief Financial officer and Chief Accounting Officer from September 2012 through October 16, 2013.

Changes in Control Arrangements

To our knowledge there are no arrangements which may result in a change in control of our company at a subsequent date.

Equity Compensation Plan Information

The Company approved its Stock Option Plan in May 2010 allowing for the issue of up to 5,000,000 shares of Common Stock. As of March 1, 2014, 333,000 options have been granted.

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

Audit Fees

The aggregate fees billed by our principal independent accountant for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided in connection with statutory and regulatory filings were $16,897 for the fiscal year ended December 31, 2013.

Audit-Related Fees

None.

Tax Fees

During fiscal year 2013, our 2012 tax returns were prepared in-house, therefore we recorded no accounting and professional fees for the preparation of our 2012 annual tax returns.

All Other Fees

None.

PART IV

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 28.

The exhibits filed with this Annual Report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIGANT MEDICAL, INC.

	By:	/s/ Jerett A. Creed
Dated: April 07, 2014		Jerett A. Creed
Chief Executive Officer

By: /s/ Jerett A. Creed
Dated: April 07, 2014		Jerett A. Creed
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Amendment to the Company’s Restated Certificate of Incorporation for forward stock split filed with 8k March 6, 2013 (incorporated by reference)

5.02	8k filed April 3, 2012 regarding appointment of member of the board of directors (incorporated by reference)

5.02	8k filed August 20, 2012 regarding appointment of member of the board of directors (incorporated by reference)

5.02	8k filed September 17, 2012 regarding appointment of Chief Financial Officer (incorporated by reference)

23.1	Consent of Registered Audit Firm

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).