Form 10-K/A
period 2013-12-31
Cardigant Medical Inc.
filed 2014-04-08
CIK 1491487

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

______________________________________________________________________________________________________________________________________________________________________

The Registrant is filing this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Form 10-K”) solely to include the required XBRL files. While the XBRL files were included in the original filing, they were excluded from the Edgar system due to the Official Registrant Name being listed within the XBRL files as Cardigant Medical, Inc. versus the SEC recognized Official Registrant Name of Cardigant Medical Inc. without the comma.

Except for the items mentioned above, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-K.

_____________________________________________________________________________________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIGANT MEDICAL, INC.
By: /s/ Jerett A. Creed
Dated: April 08, 2014	Jerett A. Creed
Chief Executive Officer

By: /s/ Jerett A. Creed
Dated: April 08, 2014	Jerett A. Creed
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)