Form 10-Q
period 2014-03-31
Cardigant Medical Inc.
filed 2014-05-20
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes   o    No  X

As of May 1, 2014, there were 23,260,662 shares of the registrant’s common stock outstanding.

CARDIGANT MEDICAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
March 31, 2014 Unaudited	December 31, 2013

ASSETS
CURRENT ASSETS
Cash & Equivalents	$ 13,984	$ 3,124
Prepaid expenses	2,982	17,378
Deposits	1,195	1,195
Total current assets	18,161	21,697

PROPERTY AND EQUIPMENT, net	4,348	4,903
INTANGIBLES, net	5,980	2,363
TOTAL ASSETS	$ 28,489	$ 28,963

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 24,999	$ 6,519
Accrued expenses	68,755	66,185
Accrued officer compensation	589,000	559,000
Due to stockholder	2,127	14,938
Total current liabilities	684,881	646,642
TOTAL LIABILITIES	684,881	646,642
STOCKHOLDERS' (DEFICIT)
Common stock, 50,000,000 shares authorized; $0.001 par value; 23,260,662 shares issued and outstanding at March 31, 2014; 23,138,310 shares issued and outstanding at December 31, 2013	23,261	23,138
Additional paid-in capital	532,384	464,205
Deficit accumulated during the development stage	(1,212,037)	(1,105,022)
Total stockholders' (deficit)	(656,392)	(617,679)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 28,489	$ 28,963

The accompanying notes are an integral part of these unaudited financial statements.
CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS – Unaudited
For the Three Months Ended March 31,	From Date of Inception (April 17, 2009) to March 31, 2014
2014	2013
REVENUE	$ -	$ -	$ -
OPERATING EXPENSES
Research and development	50,452	51,273	845,890
Selling, general, and administrative	56,317	41,236	505,374
Total operating expenses	106,769	92,509	1,351,264
LOSS FROM OPERATIONS	(106,769)	(92,509)	(1,351,264)
OTHER INCOME (EXPENSES)
Grant from National Institute of Health	-	-	151,247
Interest income	-	-	381
Interest expense	(246)	(366)	(9,201)
Total other income (expenses)	(246)	(366)	142,427
NET LOSS BEFORE INCOME TAXES	(107,015)	(92,875)	(1,208,837)
PROVISION FOR INCOME TAXES	-	(800)	(3,200)
NET LOSS	$(107,015)	$ (93,675)	$(1,212,037)
LOSS PER COMMON SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,194,928	23,040,769

The accompanying notes are an integral part of these unaudited financial statements.

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS – Unaudited
	For the Three Months Ended March 31,		From Date of Inception (April 17, 2009) to March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013	2014
Net loss	$ (107,015)	$ (93,675)	$ (1,212,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	16,786	15,230	138,888
Depreciation expense	555	404	3,747
Net changes in operating assets and liabilities:
(Increase) in prepaid expenses	14,396	(27)	(3,731
(Increase) in deposits	-	-	(1,195)
Increase (decrease) in accounts payable	18,533	11,414	33,949
Increase (Decrease) in accrued expenses	2,570	(23)	68,755
Increase in accrued officer compensation	30,000	27,000	589,000
Net cash provided by (used in) operating activities	(24,175)	(39,677)	(382,624)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and reinvestments in certificate of deposit	-	-	(100,381)
Redemption of certificate of deposit			100,381
Investment in intellectual property	(3,617)		(5,980)
Purchase of equipment and computer software		(3,600	(8,095)
Net cash provided by (used in) investing activities	(3,617)	(3,600)	(14,075)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	51,516	85,700	367,508
Advances from related party	10,436	15,157	219,919
Repayments on related-party advances	(23,300)	(13,700)	(176,744)
Net cash provided by (used in) financing activities	38,652	87,157	410,683
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,860	43,880	13,984
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,124	54,194	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 13,984	$ 98,074	$ 13,984
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$ -	$ 800	$ 2,410
Cash paid during the year for interest expense	$ 54	$ -	$ 5,039

The accompanying notes are an integral part of these unaudited financial statements.

CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS - Unaudited (Continued)

Non-cash investing and financing activities:

During the three months ended March 31, 2014, the Company issued 25,152 shares for services rendered in connection with the preparation of our annual report. The services were valued at $0.53 per share.

During the three months ended March 31, 2013, the Company issued 2,856 shares of its common stock for services provided by its Chief Scientific Officer valued at $1,500 and charged to expense.

The accompanying notes are an integral part of these unaudited financial statements.

CARDIGANT MEDICAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(1) Nature and Continuance of Operations

Description of the Business

Cardigant Medical Inc. ("Cardigant" or "Company") is a development stage biotechnology company focused on the development of novel biologic and peptide based compounds and enhanced methods for local delivery for the treatment of vascular disease including peripheral artery disease and ischemic stroke. Cardigant was founded on April 17, 2009 and is incorporated within the state of Delaware.  The Company is engaged in research and development in multiple locations but maintains its corporate office in greater Los Angeles.

The Company is in the development stage, as defined in Accounting Standards Codification ("ASC") Topic 915-10. From its inception (April 17, 2009) through March 31, 2014, the Company has not had any revenue from its principal planned operations. The Company will continue to report as a development stage company until significant revenues are produced.

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

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2014, and the results of its operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited financial statements are adequate to ensure the information presented is not misleading. However, the unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on April 8, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of March 31, 2014, the Company's cash balances did not exceed the FDIC limits.

Research and Development

The Company accounts for research and development costs in accordance with ASC Topic 730-10 "Research and Development." Under ASC Topic 730-10, all research and development costs must be charged to expenses as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended March 31, 2014 and 2013, the Company incurred research and development expenses of $50,452 and $51,273, respectively.

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

(3) Fair Value Measurements

The Company’s financial instruments for 2014 and 2013 consist of accounts payables, accrued expenses and a short term loan payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to their respective short maturity dates.

(4) Related Party Transactions

The Company has received some of its working capital from its founder, Jerett A. Creed. Mr. Creed has also paid Company expenses with personal funds.  These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum with a balance of $2,127, and $31,309 as of March 31, 2014, and 2013, respectively. Accrued interest charged to operations for the quarter ended March 31, 2014 and 2013 was $246 and $366, respectively.

(5) Accrued Officer's Compensation

The Company has been accruing a salary in the amount of $120,000 per annum for its founder Jerett A. Creed since January 3, 2010. The balances accrued, net of any salary payments, at March 31, 2014 and 2013 were $589,000 and $475,000, respectively. Salary is allocated between research and development and general and administrative based upon time spent.

(6) Stockholders’ Equity (Deficit)

There is no public market for the Company's common shares. Since its inception, the Company has negotiated the value of its common stock in arm's length transactions with unrelated parties.

During the three months ended March 31, 2014, the Company issued 122,352 unregistered shares of its common stock. The issuance included 97,200 units issued for cash proceeds of $51,516 and 25,152 shares issued for services valued at $0.53 per share.  The 97,200 units issued consisted of one common share and one common stock warrant.  The warrants have an exercise price of $0.65 per share and expire in January 2018.

During 2012, in connection with a director’s agreement, the Company granted a new member of the Board of Directors options to purchase 48,000 shares of the Company common stock at $0.525 per share. The options vest over a two year period and were valued at $10,150 using the Black-Sholes Option Model; the option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 1.83%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.  A total of $1,269 was charged to operations for both the three months ended March 31, 2014 and 2013.  The fair value of the unvested options at March 31, 2014 amounted to $1,269.

In April 2012, the Company granted its new Chairman options to purchase 80,000 shares of the Company common stock at $0.525 per share. The options vested over a two year period and were valued at $17,492 using the Black-Sholes Option Model; the option valuation factors included a term of 10 years, volatility of approximately 28%, a U.S Treasury interest rate of 2.23%, a dividend rate of 0.0% with an exercise price of $0.525, and a stock price of $0.525.  A total of $2,187 was charged to operations for both the three months ended March 31, 2014 and 2013.  These options are fully vested as of March 31, 2014.

During the three months ended March 31, 2013, the Company issued 163,238 shares of its common stock and received $85,700 through the January 19, 2012 S-1 offering.

During the three months ended March 31, 2013, the Company issued 2,856 shares of its common stock for services provided by its Chief Scientific Officer valued at $1,500 and charged to expense

(7) Income Taxes

The Company's policy regarding income tax interest and penalties is to expense those items as general and administrative expense and to identify them for tax purposes.  The Company files income tax returns in the U.S. federal jurisdiction and the state of California. The Company is subject to income tax examination by tax authorities for 2011, 2012 and 2013 for its Federal tax returns and 2010, 2011, 2012, and 2013 for its state tax returns.

(8) Commitments and Contingencies

Rental Agreement

On May 3, 2011 the Company entered into a rental agreement for laboratory space at a bioscience collective in Pasadena, California. The rental agreement calls for a security deposit of $1,100 and monthly rent payments of $1,200. The lease is month to month and can be terminated by either party with thirty days' notice.

Rent expense for the three months ended March 31, 2014 and 2013 totaled $3,885 and $3,885, respectively.

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

Overview

We are a development stage biotechnology company focused on systemic and local drug delivery for the treatment of vascular disease. Cardigant was founded to capitalize on the belief that local drug delivery to the vasculature holds the potential to improve outcomes and treat previously untreated disease segments most notably vulnerable atherosclerotic plaque lesions of the coronary, peripheral, and neuro vasculatures. Our primary focus is on treating atherosclerosis and acute plaque stabilization using systemic and targeted delivery of large molecule and peptide based therapeutics based on the structure and function of high density lipoprotein (“HDL”) targets. Circulating plasma levels of HDL have been shown to be inversely correlated with coronary artery disease.  Towards this goal, we are evaluating drug formulations based on the Apolipoprotein A-I  (“ApoA-1”)  protein and peptide mimetics  that are delivered both systemically via intravenous infusion and  locally  to one or more lesions. The ApoA-1 protein's primary function is the promotion of reverse cholesterol transport (“RCT”) from the arterial wall to the liver for catabolism and excretion. ApoA-1 is a protein that in humans is encoded by the ApoA-1 gene. It has a specific role in the metabolism of lipids. Naturally occurring ApoA-1 is the major protein component of HDL also known as the good cholesterol. ApoA-1 protein constitutes roughly 70% of the HDL composition. There are both naturally occurring and synthetically modified mutations of the AApoA-1 protein.  Some of these mutations can have positive effects on cholesterol mobilization. We are currently evaluating various ApoA-1 based protein sequences and mimetic peptides to determine the optimal drug candidate based on efficacy, minimum royalty costs and available production methods among other factors. We have also been evaluating the local delivery of our product for specifically reducing the plaque content and burden within one or more adjacent sites.

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

Our lead program is focused on optimizing our ApoA-1 peptide compound for delivery in the treatment of symptomatic carotid plaque lesions for the treatment of ischemic stroke.  Assuming we are able to raise sufficient funds, we expect to incur an additional $1.3 million over the next 12 months in execution of our pre-clinical and clinical development programs. We believe this will take us through the required approval to begin a Phase I trial.

Selling, General and Administrative Expenses ("SG&A")

Our selling, general and administrative expenses consist primarily of non allocated salaries including benefits. As we expect to hire additional personnel, we expect this amount to increase to approximately $400,000 over the next 12-18 months. Additionally we expect to move into a new office space which will add an additional $22,000 annual expense. In addition to hiring accounting personnel for public company reporting requirements, we also expect to incur an additional $70,000 per year of investor relations expenses for disseminating company information, news releases and public filings.

Results of Operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2014 were $50,452 versus $51,273 for the three months ended March 31, 2013. This represents a 2% decrease from the prior year period.  These expenses consisted mainly of allocated salary for our CEO, expense for our CSO and other consultants and laboratory supplies. We expect our R&D expenses to ramp up to approximately $1,000,000 over the next 18 months with most of the expenses back ended.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 were $56,317 versus $41,236 for the three months ended March 31, 2013. This represents a 36.6% increase from the prior period. The increased amount is due primarily to the increased cost associated with the preparation of our annual report and XBRL reporting.

Net Income (Loss)

We had a net loss for the three months ended March 31, 2014 of $107,015 versus a net loss of $93,675 for the three months ended March 31, 2013. This change is due to primarily to the increased cost of our SEC reporting

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2014, net cash used by operating activities totaled $24,175. Net cash used by investing activities totaled $3,617. Net cash provided by financing activities during the period was $38,652 of which included proceeds of $51,516 received from the sale of 97,200 shares of our common stock through a Reg D offering plus net repayments of $12,864 we paid to our Chief Executive Officer. The resulting change in cash for the period was an increase of 10,860. The cash balance at the beginning of the period was $3,124. The cash balances at March 31, 2014 and 2013 were $13,984 and $98,074, respectively.

As of March 31, 2014, the Company had $684,881 in total current liabilities, which was represented by $24,999 in accounts payable, $68,755 in accrued expenses, $589,000 in accrued officer’s compensation and $2,127 due to the Company’s CEO, a stockholder.

The Company had no long-term liabilities at March 31, 2014; therefore the Company’s total liabilities at March 31, 2014 amounted to $684,881.

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

Fair Value of Financial Instruments

The Company’s financial instruments for 2014 and 2013 consist of accounts payables, accrued expenses and a short term loan payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due their respective short maturity dates.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with our compliance with securities laws and rules, our Chief Financial Officer has evaluated our disclosure controls and procedures on March 31, 2014. As of October 2013, our Chief Executive Officer is also serving in the capacity of Chief Financial Officer, Chief Accounting Officer and company director. Because of these multiple roles, it is impossible to fully segregate duties. As such in his capacity, he has concluded that our disclosure controls and procedures are ineffective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Inherent in a development stage entity is the problem of segregation of duties. Given that the Company has a limited accounting department, segregation of duties cannot be completely accomplished at this stage in the business lifecycle.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to or engaged in any material legal proceedings. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, the Company issued 122,352 shares of its common stock. The issuance included 97,200 shares issued for cash proceeds of $51,516 and 25,152 shares issued for services valued at $0.53 per share.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Reserved)

Item 5.  Other Information

Current report form 8-K filed on May 01, 2014 is incorporated by reference.

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

CARDIGANT MEDICAL, INC.

By: /s/ Jerett A Creed
Dated: May 20, 2014	Jerett A. Creed
Chief Executive Officer

By: /s/ Jerett A. Creed
Dated: May 20, 2014	Jerett A. Creed
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)