Form 10-Q
period 2014-06-30
Cardigant Medical Inc.
filed 2014-08-14
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X  No  □

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

Large Accelerated Filer □	Accelerated Filer □	Non-Accelerated Filer □	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   o    No  X

As of August 01, 2014, there were 23,330,662 shares of the registrant’s common stock outstanding.

CARDIGANT MEDICAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	June 30, 2014 Unaudited	December 31, 2013

ASSETS
CURRENT ASSETS
Cash & equivalents	$ 479	$ 3,124
Prepaid expenses	2,982	17,378
Deposits	1,195	1,195
Total current assets	4,656	21,697

PROPERTY AND EQUIPMENT, net	3,794	4,903
INTANGIBLES, net	5,980	2,363
TOTAL ASSETS	$ 14,430	$ 28,963

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 31,200	$ 6,519
Accrued expenses	71,534	66,185
Accrued officer compensation	619,000	559,000
Due to stockholder	2,724	14,938
Total current liabilities	724,458	646,642
TOTAL LIABILITIES	724,458	646,642
STOCKHOLDERS' (DEFICIT)
Common stock, 50,000,000 shares authorized; $0.001 par value; 23,330,662 shares issued and outstanding at June 30, 2014; 23,138,310 shares issued and outstanding at December 31, 2013	23,331	23,138
Additional paid-in capital	570,683	464,205
Deficit accumulated during the development stage	(1,304,042)	(1,105,022)
Total stockholders' (deficit)	(710,028)	(617,679)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 14,430	$ 28,963

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS – Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Date of Inception (April 17, 2009) to June 30, 2014
	2014	2013	2014	2013
REVENUE	$ -	$ -	$ -	$ -	$ -
OPERATING EXPENSES
Research and development	35,035	52,015	85,487	103,288	880,925
Selling, general, and administrative	55,944	31,767	112,261	73,002	561,318
Total operating expenses	90,979	83,782	197,748	176,290	1,442,243
LOSS FROM OPERATIONS	(90,979)	(83,782)	(197,748)	(176,290)	(1,442,243)
OTHER INCOME (EXPENSES)
Grant from National Institute of Health	-	-	-	-	151,247
Interest income	-	-	-	-	381
Interest (expense)	(226)	(2,932)	(472)	(3,299)	(9,427)
Total other income (expenses)	(226)	(2,932)	(472)	(3,299)	142,201
NET LOSS BEFORE INCOME TAXES	(91,205)	(86,714)	(198,220)	(179,589)	(1,300,042)
PROVISION FOR INCOME TAXES	(800)	-	(800)	(800)	(4,000)
NET LOSS	$ (92,005)	$ (86,714)	$ (199,020)	$(180,389)	$ (1,304,042)
LOSS PER COMMON SHARE - BASIC AND DILUTED	(0.00)	(0.00)	(0.01)	(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,299,233	23,070,905	23,219,216	23,055,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIGANT MEDICAL INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS – Unaudited
	For the Six Months Ended June 30,		From Date of Inception (April 17, 2009) to June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013	2014
Net loss	$ (199,020)	$ (180,389)	$ (1,304,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	55,155	28,505	177,257
Depreciation expense	1,109	959	4,301
Net changes in operating assets and liabilities:
(Increase) in prepaid expenses	14,396	16	(3,732)
(Increase) in deposits	-	-	(1,195)
Increase (decrease) in accounts payable	24,681	203	40,097
Increase (Decrease) in accrued expenses	5,435	6,898	71,621
Increase in accrued officer compensation	60,000	54,000	619,000
Net cash used in operating activities	(38,244)	(89,808)	(396,693)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and reinvestments in certificate of deposit	-	-	(100,381)
Redemption of certificate of deposit	-	-	100,381
Investment in intellectual property	(3,617)	-	(5,980)
Purchase of equipment and computer software	-	(3,600	(8,095)
Net cash used in investing activities	(3,617)	(3,600)	(14,075)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	51,516	85,700	367,508
Advances from related party	18,400	23,848	227,883
Repayments on related-party advances	(30,700)	(32,200)	(184,144)
Net cash provided by financing activities	39,216	77,348	411,247
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,645)	(16,060)	479
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,124	54,194	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 479	$ 38,134	$ 479
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$ -	$ 800	$ 2,410
Cash paid during the year for interest expense	$ -	$ -	$ 4,985

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS - Unaudited (Continued)

Non-cash investing and financing activities:

During the three months ended March 31, 2014, the Company issued 25,152 shares of common stock for services rendered in connection with the preparation of our annual report.  The services were valued at $0.53 per share.

During the three months ended June 30, 2014, the Company issued 70,000 shares for legal services. The services were valued at $0.53 per share and charged to selling, general and administrative expenses.

During the six months ended June 30, 2013, the Company issued 5,712 shares of its common stock for services provided by its Chief Scientific Officer valued at $3,000 and charged to expense.  The Company also issued 4,500 shares of its common stock for services provided by its Chief Financial Officer valued at $2,363 and charged to expense.  During the three months ended June 30, 2013, the Company issued a technical consultant options to purchase 5,000 shares of the Company’s common stock at $0.53 per share.  The options were valued at $932 using the Black-Scholes Option Model, of which all were immediately vested.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIGANT MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The Company is in the development stage, as defined in Accounting Standards Codification ("ASC") Topic 915-10. From its inception (April 17, 2009) through June 30, 2014, the Company has not had any revenue from its principal planned operations. The Company will continue to report as a development stage company until significant revenues are produced.

On March 4, 2013, the Company filed an amendment to its articles of incorporation changing its authorized common stock to 50,000,000.  Also on March 4, 2013, the Company authorized a 2:1 forward stock split.  The accompanying unaudited condensed financial statements reflect the change in capital and stock split as if they occurred at the Company’s inception.

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

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2014, and the results of its operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited financial statements are adequate to ensure the information presented is not misleading. However, the unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the Commission on April 8, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2014, the Company's cash balances did not exceed the FDIC limits.

Research and Development

The Company accounts for research and development costs in accordance with ASC Topic 730-10 "Research and Development." Under ASC Topic 730-10, all research and development costs must be charged to expenses as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended June 30, 2014 and 2013, the Company incurred research and development expenses of $35,035 and $52,015, respectively. For the six months ended June 30, 2014 and 2013, the Company incurred research and development expenses of $85,487 and $103,288, respectively.

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

(3) Fair Value Measurements

The Company’s financial instruments for 2014 and 2013 consist of account payables, accrued expenses and a short term loan payable. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to their respective short maturity dates.

(4) Related Party Transactions

The Company has received some of its working capital from its founder, Jerett A. Creed. Mr. Creed has also paid Company expenses with personal funds.  These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum.  The total outstanding balance as of June 30, 2014 and December 31, 2013 was $2,724, and $14,938, respectively. Accrued interest on the outstanding balance charged to operations for the quarter ended June 30, 2014 and 2013 was $33 and $279, respectively.  Accrued interest on the outstanding balance charged to operations for the six months ended June 30, 2014 and 2013 was $86 and $646, respectively.

(5) Accrued Officer's Compensation

The accrued officer’s compensation balances, net of any salary payments, at June 30, 2014 and December 31, 2013 were $619,000 and $559,000, respectively. Salary is allocated between research and development and general and administrative based upon time spent.

(6) Stockholders’ Equity (Deficit)

There is no public market for the Company's common shares. Since its inception, the Company has negotiated the value of its common stock in arm's length transactions with unrelated parties.

During the three months ended June 30, 2014, the Company issued 70,000 unregistered shares of its common stock for services valued at $0.53 per share.

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

During the six months ended June 30, 2013, the Company issued 5,712 shares of its common stock for services provided by its Chief Scientific Officer valued at $3,000 and charged to expense. The Company also issued 4,500 shares of its common stock for services provided by its Chief Financial Officer valued at $2,363 and charged to expense.  During the three months ended June 30, 2013, the Company issued options to a laboratory consultant to purchase 5,000 shares of the Company common stock at $0.53 per share. The options were valued at $932 using the Black-Sholes Option Model, of which all were immediately vested.  Their fair value of $932 was charged to operations.  The option valuation factors included a term of 10 years, volatility of approximately 23%, a U.S Treasury interest rate of 2.13%, a dividend rate of 0.0% with an exercise price of $0.53, and a stock price of $0.525.

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

(8) Commitments and Contingencies

Rental Agreement

On May 3, 2011 the Company entered into a rental agreement for laboratory space at a bioscience collective in Pasadena, California. The rental agreement calls for a security deposit of $1,100 and monthly rent payments of $1,200. The lease is month-to-month and can be terminated by either party with thirty days' notice.

Rent expense for the three months ended June 30, 2014 and 2013 totaled $3,885 and $3,885, respectively.  Rent expense for the six months ended June 30, 2014 and 2013 was $7,770 and $7,770 respectively.

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

Selling, General and Administrative Expenses ("SG&A")

Our selling, general and administrative expenses consist primarily of non allocated salaries including benefits. As we expect to hire additional personnel, we expect this amount to increase to approximately $500,000 over the next 12-18 months. Additionally we expect to move into a new office space which will add an additional $23,000 annual expense. In addition to hiring accounting personnel for public company reporting requirements, we also expect to incur an additional $80,000 per year of investor relations expenses for disseminating company information, news releases and public filings.

Results of Operations for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2014 were $35,035 versus $52,015 for the three months ended June 30, 2013. This represents a 32.6% decrease from the prior year period.

Research and development expenses for the six months ended June 30, 2014 were $85,487 versus $103,288 for the six months ended June 30, 2013.  This represents a 17% decrease from the prior year period.

The decrease noted in both periods is due primarily to reduced use of outside research facilities.  These expenses consisted mainly of allocated salary for our CEO, expense for our CSO and other consultants and laboratory supplies. We expect our R&D expenses to ramp up to approximately $1,000,000 over the next 18 months with most of the expenses back ended.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 were $55,944 versus $31,767 for the three months ended June 30, 2013. This represents a 76.1% increase from the prior period.

Selling, general and administrative expenses for the six months ended June 30, 2014 were $112,261 versus $73,002 for the six months ended June 30, 2013.  This represents a 53.8% increase from the prior period.

The increased amounts in both periods are due primarily to the increased cost associated with SEC compliance related costs.

Net Income (Loss)

We had a net loss for the three months ended June 30, 2014 of $92,005 versus a net loss of $86,714 for the three months ended June 30, 2013.

We had a net loss for the six months ended June 30, 2014 of $199,020 versus a net loss of $180,389 for the six months ended June 30, 2013.

This change in both periods is due to primarily to the increased cost of our SEC compliance activities.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2014, net cash used by operating activities totaled $38,244. Net cash used by investing activities totaled $3,617. Net cash provided by financing activities during the period was $39,216 of which included proceeds of $51,516 received from the sale of 97,200 shares of our common stock through a Reg D offering plus net repayments of $12,300 we paid to our Chief Executive Officer. The resulting change in cash for the period was a decrease of $2,645. The cash balance at the beginning of the period was $3,124. The cash balance at June 30, 2014 was $479.

During the six months ended June 30, 2013, net cash used by operating activities totaled $89,808.  Net cash used by investing activities totaled $3,600.  Net cash provided by financing activities during the period was $77,348 of which included proceeds of $85,700 received from the sale of 163,238 shares of our common stock through our public offering plus net repayments of $8,352 to our Chief Executive Officer.  The resulting change in cash for the period was a decrease of $16,060.  The cash balance at the beginning of the period was $54,194.  The cash balance at June 30, 2013 was $38,134.

As of June 30, 2014, the Company had $724,458 in total current liabilities, which was represented by $31,200 in accounts payable, $71,534 in accrued expenses, $619,000 in accrued officer’s compensation and $2,724 due to the Company’s CEO, a stockholder.  As of June 30, 2013, the Company had $597,058 in total current liabilities, which was represented by $9,038 in accounts payable, $64,520 in accrued expenses, $502,000 in accrued officer’s compensation and $21,500 due to the Company’s CEO, a stockholder.

The Company had no long-term liabilities at both June 30, 2014 and 2013; therefore the Company’s total liabilities at June 30, 2014 and 2013 amounted to $724,458 and $597,058, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with our compliance with securities laws and rules, our Chief Financial Officer has evaluated our disclosure controls and procedures on June 30, 2014. As of October 2013, our Chief Executive Officer is also serving in the capacity of Chief Financial Officer, Chief Accounting Officer and company director. Because of these multiple roles, it is impossible to fully segregate duties. As such in his capacity, he has concluded that our disclosure controls and procedures are ineffective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Inherent in a development stage entity is the problem of segregation of duties. Given that the Company has a limited accounting department, segregation of duties cannot be completely accomplished at this stage in the business lifecycle.

Based on its assessment, management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting are not effective based on those criteria.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2014, the Company issued 70,000 shares of its common stock for services valued at $0.53 per share.

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

CARDIGANT MEDICAL, INC.

By: /s/ Jerett A Creed
Dated: August 14, 2014	Jerett A. Creed
Chief Executive Officer

By: /s/ Jerett A. Creed
Dated: August 14, 2014	Jerett A. Creed
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)