Form 10-Q/A
period 2014-06-30
Cardigant Medical Inc.
filed 2014-08-26
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The Registrant is filing this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (“Form 10-Q”) solely to include the required XBRL files. While the XBRL files were included in the original filing, they were excluded from the Edgar system due to an internal reference to the 2012 US GAAP taxonomy. The 2013 taxonomy is now required.

Except for the items mentioned above, this Amendment No. 1 does not amend the Registrant’s previously filed Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIGANT MEDICAL, INC.
By: /s/ Jerett A. Creed
Dated: August 25, 2014	Jerett A. Creed
Chief Executive Officer

By: /s/ Jerett A. Creed
Dated: August 25, 2014	Jerett A. Creed
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

3