Form 10-Q
period 2014-09-30
Takung Art Co., Ltd.
filed 2014-11-14
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to_________________________

Commission File Number:333-176329

TAKUNG ART CO., LTD

(Exact name of registrant as specified in its charter)

333-176329	26-4731758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Flat/RM 03-04 20/F Hutchison House 10 Harcourt Road, Central, Hong Kong
(Address of principal executive offices)	(Zip Code)

+852 66142555

(Registrant’s telephone number, including area code)

CARDIGANT MEDICAL INC.

1500 Rosecrans Avenue, St 500, Manhattan Beach, California 90266

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required tofile such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, everyInteractive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during thepreceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reportingcompany. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the ExchangeAct.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     ☐Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock issued and outstanding as of November 14, 2014 is 233,306,662.

FORM 10-Q

TAKUNG ART CO, LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD

FORMERLY KNOWN AS CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2014 Unaudited	December 31, 2013

ASSETS
CURRENT ASSETS
Cash & equivalents	$-	$3,124
Prepaid expenses	-	17,378
Deposits	-	1,195
Total current assets	-	21,697

PROPERTY AND EQUIPMENT, net	-	4,903
INTANGIBLES, net	-	2,363

TOTAL ASSETS	$-	$28,963

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$649	$6,519
Accrued expenses	-	66,185
Accrued officer compensation	-	559,000
Due to stockholder	-	14,938
Total current liabilities	649	646,642

TOTAL LIABILITIES	649	646,642

STOCKHOLDERS' (DEFICIT)
Common stock, 50,000,000 shares authorized; $0.001 par value; 23,330,662 shares issued and outstanding at September 30, 2014; 23,138,310 shares issued and outstanding at December 31, 2013	23,331	23,138
Additional paid-in capital	1,284,934	464,205

Deficit accumulated during the development stage	(1,308,914)	(1,105,022)
Total stockholders' (deficit)	(649)	(617,679)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$28,963

The accompanying notes are an integral part of these unaudited condensed financial statements.

TAKUNG ART CO., LTD

FORMERLY KNOWN AS CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS – Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Date of Inception (April 17, 2009) to September 30, 2014
	2014	2013	2014	2013
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Research and development	3,103	41,364	88,590	144,652	884,028
Selling, general, and administrative	1,769	25,737	114,030	98,739	563,087
Total operating expenses	4,872	67,101	202,620	243,391	1,447,115
LOSS FROM OPERATIONS	(4,872)	(67,101)	(202,620)	(243,391)	(1,447,115)

OTHER INCOME (EXPENSES)
Grant from National Institute of Health	-	-	-	-	151,247
Interest income	-	-	-	-	381
Interest (expense)	-	(185)	(472)	(3,484)	(9,427)
Total other income (expenses)	-	(185)	(472)	(3,484)	142,201

NET INCOME (LOSS) BEFORE INCOME TAXES	(4,872)	(67,286)	(203,092)	(246,875)	(1,304,914)

PROVISION FOR INCOME TAXES	-	-	(800)	(800)	(4,000)

NETLOSS	(4,872)	$(67,286)	$(203,892)	$(247,675)	$(1,308,914)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,330,662	23,079,751	23,256,365	23,063,951

The accompanying notes are an integral part of these unaudited condensed financial statements.

TAKUNG ART CO., LTD

FORMERLY KNOWN AS CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS – Unaudited

	For the Nine Months Ended September 30,		From Date of Inception (April 17, 2009) to September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(203,892)	$(247,675)	$(1,308,914)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	55,155	36,895	177,257
Depreciation expense	1,109	1,514	4,301
Net changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	14,396	211	(3,732)
Increase in deposits	-	-	(1,195)
Increase in accounts payable	29,074	1,193	44,490
Increase in accrued expenses	5,435	8,866	71,621
Increase in accrued officer compensation	60,000	81,000	619,000
Net cash used in operating activities	(38,723)	(117,996)	(397,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and reinvestments in certificate of deposit	-	-	(100,381)
Redemption of certificate of deposit	-	-	100,381
Investment in intellectual property	(3,617)	-	(5,980)
Purchase of equipment and computer software	-	(3,600)	(8,095)
Net cash used in investing activities	(3,617)	(3,600)	(14,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	51,516	85,700	367,508
Advances from related party	18,400	26,978	227,883
Repayments on related-party advances	(30,700)	(44,200)	(184,144)
Net cash provided by financing activities	39,216	68,478	411,247

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,124)	(53,118)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,124	54,194	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$1,076	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$-	$800	$2,410
Cash paid during the year for interest expense	$-	$-	$4,985

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCIAL ACTIVITIES:
Transfer of assets to a related party through Contribution Agreement	$13,951	$-	$13,951
Liabilities assumed by a related party through Contribution Agreement	$718,458	$-	$718,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

Non-cash investing and financing activities:

During the three months ended September 30, 2014, we entered into a Contribution Agreement with Cardigant Neurovascular Inc., a Delaware corporation (“Cardigant Neurovascular”). Pursuant to the Contribution Agreement, we assigned all our assets, properties, rights, title and interest used or held for use by our business, (except for certain excluded assets set forth therein) which was the treatment of atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature using systemic and local delivery of large molecule therapeutics and peptide mimetics based on high density lipoprotein targets(“Business”). In consideration for such contribution of capital, Cardigant Neurovascular agreed to assume all our liabilities raising from the Business prior to the date of the Contribution Agreement and thereafter with regard to certain contributed contacts.

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

TAKUNG ART CO., LTD

FORMERLY KNOWN AS CARDIGANT MEDICAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(1) Nature and Continuance of Operations

Description of the Business

Takung Art Co., Ltd, formerly known as Cardigant Medical Inc. ("Takung Art" or "Company") was a development stage biotechnology company incorporated in Delaware, focused on the development of novel biologic and peptide based compounds and enhanced methods for local delivery for the treatment of vascular disease including peripheral artery disease and ischemic stroke. It was founded on April 17, 2009 and is incorporated within the state of Delaware.  The Company was engaged in research and development in multiple locations but maintains its corporate office in greater Los Angeles.

The Company was in the development stage, as defined in Accounting Standards Codification ("ASC") Topic 915-10. From its inception (April 17, 2009) through September 30, 2014, the Company did not any revenue from its principal planned operations. On March 4, 2013, the Company filed an amendment to its articles of incorporation changing its authorized common stock to 50,000,000.  Also on March 4, 2013, the Company authorized a 2:1 forward stock split.  The accompanying unaudited condensed financial statements reflect the change in capital and stock split as if they occurred at the Company’s inception.

On October 20, 2014, the Company acquired the business of Hong Kong Takung Assets and Equity of Artworks Exchange Co., Ltd.,a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region, China (“Hong Kong Takung”), through the acquisition of all the share capital of Takung Art under the Share Exchange Agreement dated September 23, 2014.

On November 5, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to change its name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd.” The name change was effected pursuant to Section 242 of the Delaware General Corporation Law (the “DGCL”). Under the DGCL, the name change did not require stockholder approval.

Since the reverse merger closed after September 30, 2014, the Company’s financial statements are prepared solely for the Delaware entity, which do not consolidate the Hong Kong entity.

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

Basis of Presentation

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2014, and the results of its operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (“the Commission”). The Company believes that the disclosures in the unaudited financial statements are adequate to ensure the information presented is not misleading. However, the unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the Commission on April 8, 2014.

The accompanying financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Disposition of assets

On August 27, 2014, the Company entered into a Contribution Agreement with Cardigant Neurovascular Inc., a Delaware corporation (“Cardigant Neurovascular”). Pursuant to the Contribution Agreement, the Company assigned all its assets, properties, rights, title and interest used or held for use by their business, (except for certain excluded assets set forth therein) which was the treatment of atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature using systemic and local delivery of large molecule therapeutics and peptide mimetics based on high density lipoprotein targets(“Business”). In consideration for such contribution of capital, Cardigant Neurovascular agreed to assume all the Company’s liabilities raising from the Business prior to the date of the Contribution Agreement and thereafter with regard to certain contributed contacts. The Company granted Cardigant Neurovascular an exclusive option for a period of 6 months to purchase the excluded assets for $1. Cardigant Neurovascular exercised this option October 20, 2014 and the excluded assets were assigned to Cardigant Neurovascular on October 20, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of September 30, 2014, the Company's cash balances did not exceed the FDIC limits.

Research and Development

The Company accounts for research and development costs in accordance with ASC Topic 730-10 "Research and Development." Under ASC Topic 730-10, all research and development costs must be charged to expenses as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended September 30, 2014 and 2013, the Company incurred research and development expenses of $3,103 and $41,364, respectively. For the nine months ended September 30, 2014 and 2013, the Company incurred research and development expenses of $88,590and $144,652, respectively.

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

(4) Related Party Transactions

The Company has received some of its working capital from its founder, Jerett A. Creed. Mr. Creed has also paid Company expenses with personal funds.  These costs have been carried as a shareholder loan accruing interest at the rate of 5% per annum.  The total outstanding balance as of September 30, 2014 and December 31, 2013 was $0, and $14,938, respectively. Accrued interest on the outstanding balance charged to operations for the period ended September 30, 2014 and 2013 was $33 and $279, respectively.  Accrued interest on the outstanding balance charged to operations for the nine months ended September 30, 2014 and 2013 was $86 and $381, respectively.

On August 27, 2014, the Company entered into a Contribution Agreement with Cardigant Neurovascular. Pursuant to the Contribution Agreement, the Company assigned all its assets, properties, rights, title and interest used or held for use by its business, (except for certain excluded assets set forth therein) which was the treatment of atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature using systemic and local delivery of large molecule therapeutics and peptide mimetics based on high density lipoprotein targets (“Business”). In consideration for such contribution of capital, Cardigant Neurovascular agreed to assume all the Company’s liabilities raising from the Business prior to the date of the Contribution Agreement and thereafter with regard to certain contributed contacts. The Company granted Cardigant Neurovascular an exclusive option for a period of 6 months to purchase the excluded assets for $1. Cardigant Neurovascular exercised this option October 20, 2014 and the excluded assets were assigned to Cardigant Neurovascular on October 20, 2014.

(5) Accrued Officer's Compensation

The accrued officer’s compensation balances, net of any salary payments, at September 30, 2014 and December 31, 2013 were $0 and $559,000, respectively. Salary is allocated between research and development and general and administrative based upon time spent.

(6) Stockholders’ Equity (Deficit)

There is no public market for the Company's common shares. Since its inception, the Company has negotiated the value of its common stock in arm's length transactions with unrelated parties.

On August 27, 2014, we entered into a Contribution Agreement with a related party, Cardigant Neurovascular Inc., a Delaware corporation (“Cardigant Neurovascular”) controlled by the same party as our Company. Pursuant to the Contribution Agreement, we assigned all our assets, properties, rights, title and interest used or held for use by our business, (except for certain excluded assets set forth therein). In consideration for such contribution of capital, Cardigant Neurovascular agreed to assume all our liabilities raising from the Business prior to the date of the Contribution Agreement and thereafter with regard to certain contributed contacts. The net consideration of the deposition of assets, $714,252, was accounted as an additional paid-in capital based on the nature of common control transaction.

Pursuant to the Stock Purchase Agreement dated as of July 31, 2014, Yong Li, an individual purchased a total of 22,185,230 restricted shares of common stock of the Company from a group of three former shareholders of the Company. All prior grants of options and warrants had been cancelled as a condition of the Stock Purchase Agreement. Hence, there were no outstanding options or warrants as of September 30, 2014.

During the three months ended June30, 2014, the Company issued 70,000 unregistered shares of its common stock for services valued at $0.53 per share.

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

Rent expense for the three months ended September 30, 2014 and 2013 totaled $4,170 and $3,885, respectively.  Rent expense for the nine months ended September 30, 2014 and 2013 was $8,055 and $11,655 respectively.

(9) Subsequent event

On September 23, 2014, we entered into a share exchange agreement (“Share Exchange Agreement”) with Hong Kong Takung Assets and Equity of Artworks Exchange Co., Limited (“Takung”) in which we acquired all the issued and outstanding capital stock of Takung in exchange for the issuance to Takung’s shareholders, Kirin Linkage Limited and Loyal Heaven Limited, an aggregate of 209,976,000 restricted shares of our common stock (the “Reverse Merger”).The Reverse Merger closed on October 20, 2014.andTakung became our wholly owned subsidiary. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Takung is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Takung have been brought forward at their book value and no goodwill has been recognized.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q or Form 10-Q and other reports filed by us from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors as they relate to our industry, our operations and results of operations, and any businesses that we may acquire. Should one or more of the events described in these risk factors materialize, or should our underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the U.S. federal securities laws, we do not intend to update any of the forward-looking statements to conform them to actual results. The following discussion should be read in conjunction with our pro forma financial statements and the related notes that will be filed herein.

OVERVIEW

We were incorporated in Delaware under the name Cardigant Medical Inc. on April 17, 2009. Our initial business plan was to focus on the development of novel biologic and peptide based compounds and enhanced methods for local delivery for the treatment of vascular disease including peripheral artery disease and ischemic stroke.

Pursuant to the Stock Purchase Agreement dated as of July 31, 2014, Yong Li, an individual purchased a total of 22,185,230 restricted shares of common stock of the Company from a group of three former shareholders of the Company. In consideration for the shares, Mr. Li paid the sellers $399,344 in cash which came from his own capital. The sellers were Jerett A. Creed, the Company’s former Chief Executive Officer, Chief Financial Officer, director and formerly a controlling shareholder of the Company, the Creed Family Limited Partnership and Ralph Sinibaldi. The shares represented approximately 95% of the Company’s then issued and outstanding common stock. The sale was consummated on August 28, 2014. As a result of the transaction, there was a change in control of the Company.

On August 27, 2014, we entered into a Contribution Agreement with Cardigant Neurovascular. Pursuant to the Contribution Agreement, we assigned all our assets, properties, rights, title and interest used or held for use by our business, (except for certain excluded assets set forth therein) which was the treatment of atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature using systemic and local delivery of large molecule therapeutics and peptide mimetics based on high density lipoprotein targets (“Business”). In consideration for such contribution of capital, Cardigant Neurovascular agreed to assume all our liabilities raising from the Business prior to the date of the Contribution Agreement and thereafter with regard to certain contributed contacts. We granted Cardigant Neurovascular an exclusive option for a period of 6 months to purchase the excluded assets for $1. Cardigant Neurovascular exercised this option October 20, 2014 and the excluded assets were assigned to Cardigant Neurovascular on October 20, 2014.

Also on October 20, 2014, we acquired the business of Hong Kong Takung Assets and Equity of Artworks Exchange Co., Ltd (“Takung”) through the acquisition of all the share capital of Takung under a Share Exchange Agreement dated September 23, 2014 in exchange for 209,976,000 newly-issued restricted shares of our common stock to the shareholders of Takung.

Takung is a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region, China. Although Takung was incorporated in late 2012, it did not commence business operations until late 2013.

As a result of the transfer of the excluded assets pursuant to the Contribution Agreement and the acquisition of all the issued and outstanding shares of Takung, we are no longer conducting the Business and have now assumed Takung’s business operations as it now our only operating wholly-owned subsidiary.

Takungoperates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

Through Takung, we offer on-line listing and trading services that allow artists/art dealers/owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform. Our platform also makes investment in high-end and expensive artwork more accessible to ordinary people without substantial financial resources.

We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees.

We conduct our business primarily in Hong Kong, Special Administrative Region, People’s Republic of China. Our principal executive offices are located at Flat/RM 03-04, 20/F, Hutchison House, 10 Harcourt Road, Central Hong Kong.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statements of the Company for the nine-month period ended September 30, 2014 and 2013 and related notes thereto.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2014 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2013

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2014 were $3,103 versus $41,364 for the three months ended September 30, 2013. This represents a 92.5% decrease from the prior year period.

The decrease noted is due primarily to reduced use of outside research facilities.  These expenses consisted mainly of allocated salary for our CEO, expense for our CSO and other consultants and laboratory supplies. We expect our R&D expenses to ramp up to approximately $1,000,000 over the next 18 months with most of the expenses back ended. In addition, the substantial decrease was due to the disposition of majority of our assets, including our major research projects, pursuant to the Contribution Agreement entered with Cardigant Neurovascular Inc.,a related party on August 27, 2014. As a result, there was basically no research and development activity after the date of the Contribution Agreement .

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 were $1,769 versus $25,737 for the three months ended September 30, 2013. This represents a 93% decrease from the prior period. The substantial decrease was due to the disposition of a majority of our assets, including our major research projects, pursuant to the Contribution Agreement entered with Cardigant Neurovascular Inc.,with oura related party on August 27, 2014. Consequently there were nominal operational activities after the Contribution Agreement.

Net Loss

We had a net loss for the three months ended September 30, 2014 of $4,872 versus a net loss of $67,286 for the three months ended September 30, 2013.

The substantial decrease in current period was due to the disposition of majority of our assets, including our major research projects, pursuant to the Contribution Agreement with Cardigant Neurovascular Inc , a related party on August 27, 2014. Conesequently, there were significantly less research and development activities as well as other operational activities compared to prior period.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2014 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2013

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2014 were $88,590 versus $144,652 for the nine months ended September 30, 2013.  This represents a 38.7% decrease from the prior year period.

The decrease noted is due primarily to reduced use of outside research facilities.  These expenses consisted mainly of allocated salary for our CEO, expense for our CSO and other consultants and laboratory supplies. We expect our R&D expenses to ramp up to approximately $1,000,000 over the next 18 months with most of the expenses back ended. In addition, the substantial decrease was due to the disposition of majority of our assets, including our major research projects, pursuant to the Contribution Agreement entered with Cardigant Neurovascular Inc.,a related party on August 27, 2014. As a result, there was basically no research and development activity after the date of the Contribution Agreement .

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $114,030 versus $98,739 for the nine months ended September 30, 2013.  This represents a 15.5% increase from the prior period.

The increased amountis due primarily to the increased cost associated with SEC compliance related costs, offset by the substantial decrease due to the disposition of a majority of our assets, including our major research projects, pursuant to the Contribution Agreement entered with Cardigant Neurovascular Inc., a related party on August 27, 2014. Consequently there were were nominal operational activities after the Contribution Agreement took place.

Net Loss

We had a net loss for the nine months ended September 30, 2014 of $203,092 versus a net loss of $246,875 for the nine months ended September 30, 2013.

This change is due to primarily to the increased cost of our SEC compliance activities offset by the substantial decrease due to the disposition of a majority of our assets, including our major research projects, pursuant to the Contribution Agreement entered with Cardigant Neurovascular Inc., a related party on August 27, 2014. Conesequently, there were significantly less research and development activities as well as other operational activities compared to prior period.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2014, net cash used in operating activities totaled $38,723. Net cash used by investing activities totaled $3,617. Net cash provided by financing activities during the period was $39,216 of which included proceeds of $51,516 received from the sale of 97,200 shares of our common stock through a Reg D offering plus net repayments of $12,300 we paid to our Chief Executive Officer. The resulting change in cash for the period was a decrease of $3,124. The cash balance at the beginning of the period was $3,124. The cash balance at September 30, 2014 was $0.

During the nine months ended September 30, 2013, net cash used by operating activities totaled $117,996.  Net cash used by investing activities totaled $3,600.  Net cash provided by financing activities during the period was $68,478 of which included proceeds of $85,700 received from the sale of 163,238 shares of our common stock through our private placement offering plus net repayments of $17,222 to our Chief Executive Officer.  The resulting change in cash for the period was a decrease of $53,118.  The cash balance at the beginning of the period was $54,194.  The cash balance at September 30, 2013 was $1,076.

As of September 30, 2014, the Company had $649 in total current liabilities, which was represented by $649 in accounts payable.  As of September 30, 2013, the Company had $646,642 in total current liabilities, which was represented by $6,519 in accounts payable, $66,185 in accrued expenses, $559,000 in accrued officer’s compensation and $14,938 due to the Company’s CEO, a stockholder.

The Company had no long-term liabilities at both September 30, 2014 and 2013; therefore the Company’s total liabilities at September 30, 2014 and 2013 amounted to $649 and $646,642, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, who is also our Chief Financial Officer, Chief Accounting Officer and sole director. Because of these multiple roles, it is impossible to fully segregate dutiesto ensure that all information required to be disclosed by us in the reports that we file or submit is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.Our Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2014.

Inherent Limitations

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Not applicable.

Item 6.Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	By-laws of the Company (2)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Incorporation of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.(3)
3.7	Articles of Association of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated by reference to the exhibit to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIGANT MEDICAL INC.

Date: November 14, 2014	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer)/ Chief Financial Officer (Principal Financial Officer) and Director

