Form 10-Q/A
period 2014-09-30
Takung Art Co., Ltd.
filed 2015-03-04
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to_________________________

Commission File Number: 333-176329

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) on Form 10-Q /A to Takung Art Co., Ltd.’s (formerly known as Cardigant Medical Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the Securities Exchange Commission on November 14, 2014 (the “Original Form 10-Q”) is to amend its authorized capital to 1,000,000,000 shares of common stock, par value $0.001 instead of erroneously stating it to be 50,000,000 shares of common stock, par value $0.001.

Except as stated herein, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q on November 14, 2014 and no attempt has been made is this Quarterly Report on Form 10-Q/A to modify or update other disclosures as presented in the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Form 10-Q and our filings with the SEC subsequent to the filing of the Original Form 10-Q.

FORM 10-Q

TAKUNG ART CO, LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD

FORMERLY KNOWN AS CARDIGANT MEDICAL INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2014 Unaudited	December 31, 2013

ASSETS
CURRENT ASSETS
Cash & equivalents	$-	$3,124
Prepaid expenses	-	17,378
Deposits	-	1,195
Total current assets	-	21,697

PROPERTY AND EQUIPMENT, net	-	4,903
INTANGIBLES, net	-	2,363

TOTAL ASSETS	$-	$28,963

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$649	$6,519
Accrued expenses	-	66,185
Accrued officer compensation	-	559,000
Due to stockholder	-	14,938
Total current liabilities	649	646,642

TOTAL LIABILITIES	649	646,642

STOCKHOLDERS' (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 23,330,662 shares issued and outstanding at September 30, 2014; 23,138,310 shares issued and outstanding at December 31, 2013	23,331	23,138
Additional paid-in capital	1,284,934	464,205

Deficit accumulated during the development stage	(1,308,914)	(1,105,022)
Total stockholders' (deficit)	(649)	(617,679)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$28,963

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

The Company was in the development stage, as defined in Accounting Standards Codification ("ASC") Topic 915-10. From its inception (April 17, 2009) through September 30, 2014, the Company did not any revenue from its principal planned operations. On March 4, 2013, the Company filed an amendment to its articles of incorporation changing its authorized common stock to 50,000,000.  Also on March 4, 2013, the Company authorized a 2:1 forward stock split. The accompanying unaudited condensed financial statements reflect the change in capital and stock split as if they occurred at the Company’s inception.  On September 19, 2014, the Company further amended Article 4 of its Certificate of Incorporation to increase the total number of shares of common stock, par value $0.001 per share, it is authorized to issue from 50,000,000 to 1,000,000,000.

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

TAKUNG ART CO., LTD.

Date: March 4, 2015	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer)/ Chief Financial Officer (Principal Financial Officer) and Director

