Form 10-K
period 2014-12-31
Takung Art Co., Ltd.
filed 2015-03-31
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number 333-176329

TAKUNG ART CO., LTD

(Exact name of registrant as specified in its charter)

333-176329	26-4731758
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Flat/RM 03-04 20/F Hutchison House 10 Harcourt Road, Central, Hong Kong
(Address of principal executive offices)

Registrant’s telephone number, including area code +852 66142555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes         ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes         ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes         ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes         ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes         ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes         ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $419,952 (23,330,662 shares of common stock held by non-affiliates, at $0.018 per share, the price at which the common equity was last sold on August 28, 2014).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes         ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of March 31, 2015 is 233,306,662.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1. Business.

Overview

Takung Art Co., Ltd. (“the Company” or “we”) are a holding company that, through HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd., a Hong Kong company (“Takung”),  our wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

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

We conduct our business primarily in Hong Kong, Special Administrative Region, People’s Republic of China. Our principal executive offices are located at Flat/RM 03-04, 20/F, Hutchison House, 10 Harcourt Road, Central, Hong Kong.

Corporate History and Structure

We were incorporated in Delaware under the name Cardigant Medical Inc. (“Cardigant”) on April 17, 2009. Our initial business plan was to focus on the development of novel biologic and peptide based compounds and enhanced methods for local delivery for the treatment of vascular disease including peripheral artery disease and ischemic stroke.

Pursuant to the Stock Purchase Agreement dated as of July 31, 2014, Yong Li, an individual purchased a total of 22,185,230 restricted shares of common stock of Cardigant from a group of three former shareholders of the Company. In consideration for the shares, Mr. Li paid the sellers $399,344 in cash which came from his own capital. The sellers were Jerett A. Creed, the Cardigant’s then Chief Executive Officer, Chief Financial Officer, director and formerly a controlling shareholder of the Cardigant, the Creed Family Limited Partnership and Ralph Sinibaldi. The shares represented approximately 95% of the Cardigant’s then issued and outstanding common stock. The sale was consummated on August 28, 2014. As a result of the transaction, a change in control of the Cardigant occurred and in connection therewith, Mr. Yong Li and Mr. Lei Wang were appointed as new directors to the Board.

On August 27, 2014, Cardigant entered into a Contribution Agreement with Cardigant Neurovascular. Pursuant to the Contribution Agreement, Cardigant assigned all our assets, properties, rights, title and interest used or held for use by its business, (except for certain excluded assets set forth therein) which was the treatment of atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature using systemic and local delivery of large molecule therapeutics and peptide mimetics based on high density lipoprotein targets (“Business”). In consideration for such contribution of capital, Cardigant Neurovascular agreed to assume all Cardigant’s liabilities raising from the Business prior to the date of the Contribution Agreement and thereafter with regard to certain contributed contacts. Cardigant granted Cardigant Neurovascular an exclusive option for a period of 6 months to purchase the excluded assets for $1. Cardigant Neurovascular exercised this option on October 20, 2014 and the excluded assets were assigned to Cardigant Neurovascular on October 20, 2014.

On October 20, 2014, Cardigant acquired the business of Takung through the acquisition of all the share capital of Takung under the Share Exchange Agreement dated September 23, 2014 (the “Reverse Merger”). Subsequent to the Reverse Merger, our name was changed from “Cardigant Medical Inc.” to “Takung Art Co., Ltd.”.

Takung is a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region, China. Its authorized capital is 20,000,000 shares. Prior to the Reverse Merger, all its 20,000,000 issued and outstanding shares, par value $0.13 (HK$1) per share, were owned by Kirin Linkage Limited (4,000,000 shares) and Loyal Heaven Limited (16,000,000 shares), both Cayman Islands companies.

Although Takung was incorporated in late 2012, it did not commence business operations until late 2013.

As a result of the transfer of the excluded assets pursuant to the Contribution Agreement and the acquisition of all the issued and outstanding shares of Takung, we are no longer conducting the Business and have now assumed Takung’s business operations as our own.

As a result of the above, Takung became our wholly owned subsidiary. The diagram below illustrates our current corporate structure:

Our Trading Platform

Our proprietary platform is an all-electronic trading system, consisting of host computers, client-side terminals and related communication system. Our trading system supports the trading and payment/settlement of artwork units. It is an electronic platform developed by a third party software development company and customized for us, primarily consisting of a matching system, a transaction monitoring system, an account managing system and a settlement system.

Matching is a core function of our trading platform. Our system concludes transactions by matching all the transactions submitted by the Traders. Transaction monitoring system is responsible for monitoring the daily transactions in real-time to ensure fairness and accuracy in our trading platform. The settlement system verifies and reconciles daily statistical data with the banks’ transaction system, and completes the registration and settlement (or payment) of artwork units once the transaction data is verified.

Our website www.takungae.com is an essential part of our trading platform.

The website is important as it is the gateway to our trading platform. It publishes our membership and trading rules, trading information disclosure, and artwork introduction, and provides services to Traders, such as account management. Traders may open, close and manage their accounts with us on our website. Client-end terminal may be downloaded from our website. Through the terminal, Traders may access their account with us and conduct transactions in artwork units, such as purchasing and selling and submitting inquiries. Data transmission between the Traders and our trading system is encrypted to prevent data leaks.

Our trading platform is currently linked to China Merchants Bank, Hong Kong Branch (“CMB”). Traders are required to open an account with CMB and their accounts are linked to our trading and settlement system to ensure the timely settlement of their trades.

In order to execute a trade, a Trader logs into his online bank account and must first transfer funds from his bank account to his trading account with us. This ensures that he has sufficient funds to consummate a trade.

Offering and trading of artwork on our platform involves a number of parties, namely, Original Owner, Offering Agent, and Traders.

•	An Original Owner is the original owner of the artwork to be offered and traded on our platform. Customarily, the Original Owner is also the artist or creator of the artwork although this is not always the case. The Original Owner must have good and marketable title to the artwork and have the right to dispose of the artwork.

•	An Offering Agent is an entity that is experienced with artwork or artwork investment and has a good reputation. The Offering Agent is engaged by the Original Owner to assist him or her with the offering and trading of artwork, such as preparation of listing application and assigning an investment value, research, organizing promotions and marketing activities, communicating with potential investors, etc.

•	A Trader is anyone who is 18 years or older or any entity that maintains a trading account with us through our electronic trading platform and participates in the trading of artwork units. Once a Trader acquires one or more units of an artwork, the Trader becomes a Co-Owner of that artwork. Presently only residents of the People’s Republic of China are eligible to become a Trader.

Additional parties such as insurer, appraisal firm and custodian for artworks will be retained in connection with the offering and trading of artwork on our system.

Our trading system hardware platform is hosted in Macau, our clearing system hardware platform is hosted in Hong Kong and our disaster recovery system is set up in the CITIC Telecom IDC room, located in Hong Kong. The real-time data synchronization ensures the safety of transaction data.

Revenue

We generate revenue from our services in connection with the offering and trading of artwork on our system. Our revenue falls into three broad categories: (i) listing fees, (ii) trading commissions, and (iii) management fees.

Offering

Artwork that is eligible for offering and trading on our platform includes calligraphy, paintings, sculptures, crafts, jade, jewelry, metal ware, ceramics, and antique furniture. The common denominator of our listed artwork is that it is from renowned artists and is valuable.

For example, the ten sets of artwork listed so far for trade on our platform have been six sets of paintings and calligraphies from famous Chinese artists ranging in listing value from $1,289,807 (HK$10,000,000) to $1,547,768 (HK$12,000,000) and four pieces of jewelry ranging in listing value from $335,350 (HK$2,600,000) to $515,923 (HK$4,000,000). The jewelry was listed on our platform in January, 2015. For the time being, we are limiting ourselves to paintings and calligraphies from living artists although this may change in the future.

Traditionally, art is sold and transacted by the creator/owner of it through galleries and art agents.

Similarly, an artwork is presented to us for listing by the owner/artist (Original Owner) together with an agent (Offering Agent). Both the Original Owner and the Offering Agent would have discussed and proposed a price for the artwork in their listing application to us. An Offering Agent assists the Original Owner with the listing process, such as getting the artwork appraised by a third party professional, assigning an initial value for each trading unit at listing, performing research and preparing the marketing material and promotional activities to attract Traders’ interest. There may be circumstances in the future that the Original Owner will approach us for the listing, in which case, we will recommend an Offering Agent to assist the Original Owner with the listing process. However, we consider this to be a rare case. For the ten pieces of artwork that we have listed thus far, the listing processes were all initiated by the Offering Agent.

On receipt of the application, we will assess and consider the merits of listing the artwork on our platform. Some of the factors we will consider are the appeal of the proposed artwork, the artist, the marketability of the artwork and the likelihood of its appreciation in the future.

Assuming that an artwork is accepted for listing, it will be divided into equal ownership units based on its appraised value. For example, a painting with a listing value of $1,547,768 (HK$12,000,000) may be divided into 12,000,000 units with each unit sold at $0.13 (HK$1). Traders would then be able to bid for and trade these units on our platform.

Qualification for Offering

We do not have quantified standards for artwork that is eligible for offering and trading on our platform. However, we will generally require the artwork to meet the following qualifications:

•	Clearly-established ownership

•	Having certain economic and artistic value

•	Having an appraisal report from professional appraisers

We do not evaluate or appraise artwork but we rely on expert opinions from third parties on the value of the artwork.

Offering Process

To list an eligible artwork on our platform, the Original Owner and/or his/her Offering Agent must submit a listing application to us together with an investment value research report on the artwork and an offering statement. The investment value research report analyses all the factors that would affect the investment value of the artwork. The artwork should be appraised by a qualified appraisal firm appointed by the Original Owner and/or the Offering Agent.

Generally, an offering statement includes the following information:

•	Introduction of the artwork, including name, author, date of creation

•	Material facts on the offering, including type of artwork, total offering price, offering method, identity of Offering Agent, the number of artwork units offered, offering number, unit offering price, term of the offering, subscription period, minimum subscription amount, etc.

•	Offering details including subscription procedure, registration, etc.

•	Parties involved in the offering, including Offering Agent, appraisal firm, insurer, custodian

•	Appendices generally include related material documents such as appraisal report

Prior to the sale to the public, the Original Owner may reserve a certain percentage of the artwork units and the Offering Agent may subscribe for a certain percentage of artwork units, generally up to 20%. These artwork units held by the Original Owner and the Offering Agent may not be traded until 180 days after the date when the artwork is listed.

The offering of ownership units in artwork will be considered successful if the units subscribed reach a prescribed percentage (“Offering Percentage”) of the total units offered. The Offering Percentage is determined by the Original Owner, the Offering Agent, if one is engaged, and us and is set forth in our Offering Agreement with them. The Offering Percentage for our existing listed artwork is 80%. If an Offering Agent is engaged, the total number of subscribed units by Traders and reserved units by the Original Owner should equal or exceed the Offering Percentage; otherwise, the offering is unsuccessful. If no Offering Agent is involved, the total subscribed units should exceed the Offering Percentage; otherwise, the offering is unsuccessful. In the event of an unsuccessful offering, the offer for subscriptions of the artwork units by Traders is voided.

If the total subscribed units exceed the Offering Percentage but are less than the total offered amount, then the Offering Agent is obliged to purchase the remaining units on the same offering terms or if no Offering Agent is engaged, the Original Owner shall retain the remaining units. In the former, the Offering Agent is required to link its bank account at CMB with its trading account with us to ensure that it has sufficient funds to purchase any remaining unsold units. The Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-31% of the total offering price for calligraphies and paintings, which are currently the major types of artworks listed and traded on our system. The listing fee is earned when the units for the artwork are successfully subscribed for and trades on our platform.

The offering deposit is generally 20% of the total offering price and may vary based on the type of artwork, offering price and other factors. The offering deposit is paid by the Offering Agent through the linked accounts as described above and will be refunded if all offered artwork units are sold. In the event that the total number of units sold exceeds the Offering Percentage but does not reach all of the units offered, the offering deposit will be used to purchase the remaining artwork units that have not been subscribed by Traders.

Upon receipt of all required offering documents, we will review the offering application and decide on a case by case basis, if the artwork should be listed and traded on our platform. Our management team, with the assistance of art consultants (who are appointed by the Offering Agent), conducts a procedural review of the offering application and related documents. We will approve the artwork for offering and trading as long as all listing requirements are met.

As of the date of this report, there are ten pieces of artworks, including six sets of paintings and calligraphies, and four pieces of jewelry, successfully listed and trading on our system. The first set of paintings and calligraphies was listed in 2013, two sets were listed during the six months ended June 30, 2014, the fourth set was listed during the third quarter of 2014 and the last two sets were listed during the fourth quarter of 2014. Besides paintings and calligraphies, four pieces of jewelry were listed on the platform on January 16, 2015.

The Original Owner and the Offering Agent are required to disclose timely all material information regarding the artwork. The disclosure must be true, accurate, complete and not misleading. The Original Owner and the Offering Agent are responsible for their conduct in connection with the offering of the artwork. We also monitor and regulate their conduct. For more information, please refer to our disclosure under “Regulation of Market Participants.”

Subscription Process

Once the offering is approved, the Offering Agent will fund its trading account with the listing deposit and we then register the artwork units in our system. The Traders may log into their trading account to bid for the artwork units. If the artwork units are over-subscribed, we will conduct a lottery to determine which subscriptions will be accepted.

A trader may receive a lower allocation than the number of units that he or she has applied for. Traders may also be allotted with more or fewer units than others who have applied for the same number of units. It is also possible that Traders are not allotted any units at all. The more units that a Trader applies for, the more likely a Trader is allotted with units. In order to subscribe for units, Traders need to set aside money in their brokerage accounts with us, which is “frozen” during the subscription period. After the announcement of the allotment, the money “frozen” will be released to us in a successful Offering or back to the Traders’ accounts in an unsuccessful one. The funds from successful subscriptions will be disbursed to the Original Owner in accordance with the payment schedule provided in our Offering Agreement with him or her.

Pre-Listing Premium Pricing

In addition to charging a percentage of the total listing amount as listing fee, an additional listing revenue may be generated by the Pre-Listing Premium processed by the Offering Agent.

In certain circumstances, if the Offering Agent believes that there are Traders who are willing to pay a premium to be able to purchase the units without entering the balloting process so they can be certain about purchasing the units, the Offering Agent can negotiate with the Original Owner and us to “lock-in” and purchase the units outright on the listing date at a premium. These units will not be entered into the balloting process. The Listing Agreement (between the Owner, Agent and us) would specify the maximum number of units that can be locked in by the Offering Agent. The premium, which is in addition to the total listing amount, is recognized as listing income.

Insurance and Storage of Artwork

We require insurance coverage for artwork offered and traded on our platform. The insurance policy has an insured value equal to the total offering price of the artwork and covers the entire trading period.

The listed artwork is also required to be stored at qualified facilities. The storage companies we select are experienced with artwork storage and transportation. Specifically, the storage facility should meet the following requirements:

•	Has warehouses with constant temperature and humidity in different locations;

•	Has 24 hour video surveillance and infrared burglar alarm system;

•	Has professional artwork transportation equipment; and

•	Has security personnel.

Once a Trader purchases certain artwork units, he will become a Co-Owner of this artwork and must abide by a Co-Owner Agreement, which, among other things, authorizes us to select and change, on behalf of the Co-Owners, the storage company and insurer for the artwork.

We pay the fees for the insurance and the storage out of the management fees paid to us by the Traders. Our management fee is calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed.

In the event of a loss, we will receive the insurance monies from the insurer as beneficiary under the relevant insurance policy and then disburse them to all Co-Owners in accordance with the Co-Owner Agreement.

Trading

Our market is open for trading from Monday through Friday. Traders may only purchase or sell artwork units during business hours. They may nevertheless log into their account and view the account information, such as the balance of funds, type and number of artwork units held during non-business hours.

Traders purchase and sell artwork units listed on our system through a client-end terminal – trading software. The software is available for download from our website www.takungae.com and every Trader may commence trading in artwork units once he opens a trading account with us and has funded this account as described above. Each Trader is required to sign a Trading Agreement and abide by a Co-Owner Agreement. The aggregate number of units allowed to be traded per day by a Trader shall not exceed 5% of the total offered artwork units.

We charge trading commissions for purchase and sale of artwork units. The commission is typically 0.3% of the total amount of each transaction but as an initial promotion, we currently charge a reduced fee of 0.2% of the total amount.

We also charge Traders management fees covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

Currently, our Traders are all from Mainland China. We plan to market our platform to other Chinese speaking countries and regions, such as Singapore.

Trading Halt

We may halt the trading of a listed artwork upon occurrence of the following conditions:

•	Occurrence of irregular trading activities;

•	10% or more of a listed artwork is involved in legal proceeding and has been frozen by relevant authorities;

•	Release of information in public media that may materially affect or have affected the trading price of the artwork;

•	The artwork is the subject of a legal proceeding regarding ownership;

•	Upon application by all the Co-Owners to change the terms of Co-Owner Agreement or arrangements regarding transportation, storage, insurance or exhibition of the artwork;

•	The artwork is involved in illegal transactions; and

•	Other circumstances that would make the listing unfit in our discretion.

Delisting

Each offering statement will stipulate the term in which an artwork trades on our platform. An artwork may be delisted from our platform through voluntary withdrawal or successful sale of the artwork via auction at the end of the term.

Upon application of all the Co-Owners, an artwork may also be delisted from our system. The Co-Owners should submit a delisting application, upon receipt of which we will suspend the trading of the artwork units. If the application is approved, the artwork will be delisted from our platform; otherwise, it will resume trading. Once delisted, the artwork will be returned to the designee of all Co-Owners or the sole owner.

Upon expiration of the trading term as set forth in the offering statement, the trading of the artwork units will be suspended and the artwork will enter into an auction process. The offering price shall be the reserve price for the artwork. Once it is successfully sold through auction, the artwork will be delisted from our system. If the auction is not successful, the artwork units will resume trading for a term to be determined at the time its trading is resumed.

An artwork may also be delisted due to the following reasons:

•	The artwork was lost in a theft or robbery;

•	The artwork was irreparably damaged;

•	The artwork was adjudicated to be owned by a person other than the Original Owner; and

•	Other circumstances which we deem would render the listing unfit.

A delisting report will be issued by us upon delisting of an artwork, which report will state the name of the delisted artwork, the delisting date, the delisting decision, related matters following the delisting, etc.

Registration and Settlement

Our trading platform’s settlement system reconciles all trades and payments on a daily basis.

The registration and settlement of the trading of artwork units is currently supervised and managed by our registration and settlement department. This department is responsible for trading account setup and management, registration of artwork units, including initial registration, transfer registration and delisting registration and providing information, consultation or training relating to the registration and settlement of artwork units.

Regulation of Market Participants

The Original Owner and the Offering Agent are required to comply with our rules in connection with the offering of artwork. If we discover any violation, we will request them to take corrective actions. If the Offering Agent engages in fraudulent activities, such as putting out false or misleading advertisement or disclosure on the artwork, it may be barred from participating in any offering for up to two years, in addition to any legal liabilities.

We monitor and regulate the conducts of Traders on a daily basis through our real time monitoring system. If there are irregular trading activities that may affect the trading price and volume of artwork units, we will seek clarification from the Trader(s) by sending inquiries and notices, and conducting interviews, etc. If there is any violation of our trading rules, we may take the following actions:

•	issue oral or written warnings;

•	request the Trader to submit written commitment;

•	issue a reprimand;

•	impose a fine;

•	suspend or limit trading activities; and

•	revoke the qualifications of the Trader.

Sales and Marketing

We are currently marketing our electronic trading platform through participation in culture and art exhibitions and internet advertising. Additionally, we encourage existing Traders to introduce new Traders. We pay commissions to existing Traders who have successfully introduced new Traders at the following rates:

Number of Referees	Accumulated Total Gross Trade Amount (in HKD)	Rebate Ratio
≥ 1 person	> $0	5% of Referee’s commission
≥ 3 person	≥ $3 million	20% of Referee’s commission
≥ 6 person	≥ $6 million	40% of Referee’s commission
≥ 10 person	≥ $10 million	50% of Referee’s commission

We entered into a cooperation arrangement with Shenzhen Qianrong Cultural Investment Development Co., Ltd. (“Qianrong”). Qianrong specializes in promoting trading in the arts and has a broad network of both amateur and professional artworks traders. Cooperating with Qianrong enables us to access their traders in order to expand our own base of registered members/Traders in the PRC. At the same time, our trading platform provides Qianrong’s art traders an alternative and untraditional way of trading artwork. Qianrong also assists us in market development, maintaining relationships, technical support and education related to artwork and generating interest in the art dealer community.

We also entered into four other sales and marketing related agreements with Qianrong in 2014, namely (1) Trader Promotion Services Agreement; (2) Internet and SMS Marketing Services Agreement; (3) Promotion Materials Services Agreement; and (4) PRC Print Media Promotion Services Agreement.

We utilize Baidu Listing Search and Key Word Search services for search engine optimization in order to promote our website and platform.

Customers

Our customers are the Traders, Original Owners and Offering Agents. Because we have listed only ten sets of artworks (comprising six sets of paintings and calligraphies and four pieces of jewelry) so far and we are constantly marketing and increasing our customer base, it is difficult to ascertain if the loss of a single customer, or a few customers would have a material adverse effect on us. Suffice it to say, no one customer constitutes in the aggregate 10% or more of our consolidated revenue.

Seasonality

Because we have only been in operation for approximately a year and a half, it is difficult to ascertain if there is a seasonality to our business, although we are inclined to believe, given the nature of our business that it is not cyclical.

Employees

As of the date of this report, we have eleven full-time employees, all of whom are based in Hong Kong. Di Xiao is Takung’s General Manager (apart from being our Chief Executive Officer and Chief Financial Officer) as well as the sole director. As for the other ten employees, two are from the IT department, two are from the Transaction Management department, three are from the Administrative and Customer Service department, one is from the Legal department and two are from the Accounting department .

There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Regulation

As a business operating in Hong Kong, we are subject to various regulations and rules promulgated by the Hong Kong government. The following is a brief summary of the Hong Kong laws and regulations that currently materially affect our business. This section does not purport to be a comprehensive summary of all present and proposed regulations and legislation relating to the industries in which we operate.

Securities & Futures

The securities and futures markets in Hong Kong are currently governed by the Securities & Futures Ordinance (“SFO”). The SFO consolidates and authorized the 10 previous ordinances regulating the securities and futures markets. The primary legislation and the subsidiary legislation commenced operation on April 1, 2003. By law, any person carrying on a business of dealing in securities, or carrying on a business of dealing in futures contracts in Hong Kong, has to be licensed by the Securities and Futures Commission (“SFC”) or fall within one of the licensing exemptions.

The term “securities” under the SFO is defined as:

(a)	shares, stocks, debentures, loan stocks, funds, bonds or notes of, or issued by, a body, whether incorporated or unincorporated, or a government or municipal government authority;

(b)	rights, options or interests (whether described as units or otherwise) in, or in respect of, such shares, stocks, debentures, loan stocks, funds, bonds or notes;

(c)	certificates of interest or participation in, temporary or interim certificates for, receipts for, or warrants to subscribe for or purchase, such shares, stocks, debentures, loan stocks, funds, bonds or notes;

(d)	interests in any collective investment schemI(e) interests, rights or property, whether in the form of an instrument or otherwise, commonly known as securities;

(f)	interests, rights or property which is interests, rights or property, or is of a class or description of interests, rights or property, prescribed by notice under section 392 of this Ordinance as being regarded as securities in accordance with the terms of the notice; (Amended 8 of 2011 s. 14)

(g)	a structured product that does not come within any of paragraphs (a) to (f) but in respect of which the issue of any advertisement, invitation or document that is or contains an invitation to the public to do any act referred to in section 103(1)(a) of this Ordinance is authorized, or required to be authorized, under section 105(1) of this Ordinance, (Added 8 of 2011 s. 14)

but does not include

(i)	shares or debentures of a company that is a private company within the meaning of section 11 of the Companies Ordinance (Cap 622); (Amended 28 of 2012 ss. 912 & 920)

(ii)	any interest in any collective investment scheme that is-

(A)	a registered scheme as defined in section 2(1) of the Mandatory Provident Fund Schemes Ordinance (Cap 485), or its constituent fund as defined in section 2 of the Mandatory Provident Fund Schemes (General) Regulation (Cap 485 sub. leg. A);

(B)	an occupational retirement scheme as defined in section 2(1) of the Occupational Retirement Schemes Ordinance (Cap 426); or

(C)	a contract of insurance in relation to any class of insurance business specified in the First Schedule to the Insurance Companies Ordinance (Cap 41);

(iii)	any interest arising under a general partnership agreement or proposed general partnership agreement unless the agreement or proposed agreement relates to an undertaking, scheme, enterprise or investment contract promoted by or on behalf of a person whose ordinary business is or includes the promotion of similar undertakings, schemes, enterprises or investment contracts (whether or not that person is, or is to become, a party to the agreement or proposed agreement);

(iv)	any negotiable receipt or other negotiable certificate or document evidencing the deposit of a sum of money, or any rights or interest arising under the receipt, certificate or document;

(v)	any bill of exchange within the meaning of section 3 of the Bills of Exchange Ordinance (Cap 19) and any promissory note within the meaning of section 89 of that Ordinance;

(vi)	any debenture that specifically provides that it is not negotiable or transferable (excluding a debenture that is a structured product in respect of which the issue of any advertisement, invitation or document that is or contains an invitation to the public to do any act referred to in section 103(1)(a) of this Ordinance is authorized, or required to be authorized, under section 105(1) of this Ordinance); (Amended 8 of 2011 s. 14)

(vii)	interests, rights or property which is interests, rights or property, or is of a class or description of interests, rights or property, prescribed by notice under section 392 of this Ordinance as not being regarded as securities in accordance with the terms of the notice.

Our business model does not qualify as dealing in securities, as such term is defined in the SFO and as such, we are not required to obtain the requisite license from the SFC.

Sale of Goods

In the event an artwork is “delisted” from our platform, we would arrange to sell the artwork on behalf of all owners of the artwork and then distribute the proceeds of sale to them. We will be considered a “Commercial Agent” under the Hong Kong Factors Ordinance and a “Seller” under the Hong Kong Sales of Goods Ordinance.

The Sale of Goods Ordinance (“SGO”) provides that goods for sale must be:

•	Of merchantable (satisfactory) quality. Goods must meet the standard that a reasonable person would regard as satisfactory, taking account of any description of the goods, the price and all other relevant circumstances. The quality of goods includes their appearance and finish, their safety and their durability. Goods must be free from defects, even minor ones, except where these defects have been brought to your attention by the seller (section 16 of SGO);

•	Fit for their purposes (section 16 of SGO);

•	As described on the package or a display sign, or by the seller (section 15 of SGO); and

•	Correspond with the sample (section 17 of SGO).

If sellers fail to meet any one of the above conditions, they are in breach of contract. Under these circumstances, consumers are entitled to reject the goods and demand a full refund. We are accordingly bound by these implied warranties of sale in the event that we sell any artwork previously listed on our platform.

Supply of Services

We provide a platform to trade in artwork units for which we are compensated by receiving listing fees, management fees and trading commissions. The Hong Kong Supply of Services (Implied Terms) Ordinance (“SSO”), provides that in the absence of provisions in the contract for services, services should be carried out with reasonable care and skill (which generally means the services must meet the standard that a reasonable person would regard as satisfactory) ( section 5 of the SSO), the services should be performed within a reasonable time if the time of performance has not been fixed by the contract (section 6 of the SSO); and a reasonable charge should be paid if the charge has not been fixed by the contract (section 7 of the SSO).

If service suppliers fail to meet any one of the above conditions, they would be “in breach of contract”. Under these circumstances, consumers are entitled to sue defaulting suppliers for compensation.

Section 8(1) of the SSO provides that as against a party to a contract for the supply of a service who deals as a consumer, the other party (the service supplier) cannot, by reference to any contract term, exclude or restrict any liability of his arising under the contract by virtue of this Ordinance. In other words, we cannot impose a contract term that excludes or restricts our liability on breach of contract.

In addition, the Hong Kong Control of Exemption Clauses Ordinance subject any attempt by us to exclude our liability for financial loss or damage to property during the course of the provision of our services to the test of “reasonableness”. Our exemption clauses are also controlled by the rules of common law. For example, an exemption clause must be incorporated into the contract, and the person who is seeking to rely on the exemption clause must show that reasonable steps have been taken to bring the clause to the attention of the other party.

The Hong Kong Unconscionable Contracts Ordinance only applies to a contract for the sale of goods or supply of services in which one of the contracting parties is dealing as a consumer. If the Court finds out that the contract or any part thereof was unconscionable (unfair/not sensible) in circumstances relating to the contract at the time when it was made, the Court would have the jurisdiction under section 5 of the Unconscionable Contracts Ordinance to refuse to enforce the contract, or to enforce the remainder of the contract without the unconscionable part, or to limit the application of, or to revise or alter, any unconscionable part so as to avoid any unconscionable result.

Fair Trading

The Trade Descriptions (Unfair Trade Practices) (Amendment) Ordinance 2012 (“Amendment Ordinance”) came into effect on July 19, 2013 and amended the Trade Descriptions Ordinance by prohibiting specified unfair trade practices that may be deployed against customers and strengthen the enforcement mechanism. The Customs and Excise Department is the principal enforcement agency under the Trade Descriptions Ordinance. Concurrent jurisdiction is conferred on the Office of the Communications Authority (“HKCA”) to enforce the new fair trading sections. The key amendments include:

•	the expansion of the definition of trade descriptions in relation to goods, as well as the extension of the scope to cover services;
•	the creation of new criminal offences on unfair trade practices, namely misleading omissions, aggressive commercial practices, bait advertising, bait-and-switch and wrongly accepting payment;
•	the introduction of a compliance-based mechanism under which civil enforcement options, namely the acceptance of undertaking from traders and the seeking of injunction from the court where necessary, can be drawn on to promote compliance with the new fair trading sections introduced by the Amendment Ordinance; and
•	the creation of a new private right of action for damages to facilitate consumer redress.

On July 15, 2013, the Customs and Excise Department and the HKCA published the Enforcement Guidelines for the Amendment Ordinance to state the manner in which they will exercise their enforcement powers and provide guidance on the operation of the new legislative provisions.

Intellectual Property

Our business is dependent on a combination of trademarks, trademark application, trade secrets and industry know-how, and copyright, in order to protect our intellectual property rights. We have submitted trademark applications for “Takung” in Hong Kong, Mainland China, Macau and the United States.

In China, the Trademark Law and the Unfair Competition Law governs our marks. The Hong Kong SAR’s trade mark registration system is separate from the system operating in other parts of China. Trade mark registrations obtained in Chinese Trade Marks Office, or elsewhere in the world, do not automatically get protection in the Hong Kong SAR. Trade marks must be registered in the Hong Kong SAR before they can be protected in the Hong Kong SAR under the Trade Marks Ordinance.

Protection of Personal Data

We have access to certain of our Traders’, Original Owners’ and Offering Agents’ personal information as well as information of Qianrong’s network of art traders. The Hong Kong Personal Data (Privacy) (Amendment) Ordinance 2012 (“Amendment Ordinance”) which changes the Personal Data (Privacy) Ordinance (“PDPO”) governs our use of such personal information in direct marketing activities and in acquiring and transferring such personal data to third parties for direct marketing purposes.

The Amendment Ordinance creates a new direct marketing regime (Part VI A of the PDPO) to establish the rights and obligations of parties using personal information for direct marketing purposes or transferring personal information to a third party for marketing purposes. Under the new regime, an organization can only use or transfer personal information for direct marketing purposes if that organization has provided the required information and consent mechanism to the individual concerned, and obtained his or her consent. Under the Amendment Ordinance it is a criminal offense, punishable by fines and imprisonment, for an organization to fail to comply with any of these new requirements.

We are also now required to have in place procedures to ensure that any personal information transferred to any service provider is not retained for longer than necessary, and is protected against any unauthorized or accidental access, processing, erasure, loss, or use.

Employment

All our employees are employed in Hong Kong and we are subject to the Hong Kong Employment Ordinance (“EO”). The EO is the main employment legislation in Hong Kong. It guarantees certain minimum benefits, including:

•	Paid annual leave.

•	Paid sick leave.

•	Paid maternity leave.

Subject to limited exceptions, the EO applies to all employees working in Hong Kong, regardless of their nationality. Observing the terms of the EO is generally considered to be mandatory, although it is not specifically expressed to be an overriding statute.

Other mandatory laws that are likely to apply to the employment relationship with our employees include:

•	Personal Data (Privacy) Ordinance (PDPO). This ordinance regulates an employer's collection or surveillance, use and disclosure of an employee's personal data (including personal data contained in e-mails and phone calls).
•	Mandatory Provident Fund Schemes Ordinance (MPFSO). Subject to very limited exceptions, this ordinance requires employers in Hong Kong to enroll employees in a Mandatory Provident Fund (MPF) Scheme (that is, a retirement scheme), to which the employer and employee must make certain contributions. Foreign nationals are exempt if they are posted in Hong Kong to work for a period not exceeding 13 months or belong to a retirement scheme outside of Hong Kong. In certain cases, a Hong Kong national working outside of Hong Kong may still be subject to this ordinance if the employment has sufficient connection with Hong Kong.
•	Occupational Safety and Health Ordinance (OSHO). This ordinance imposes a duty on all employers, as far as is reasonably practical, to ensure the safety and health in the workplace of its employees. The OSHO covers most industrial and non-industrial workplaces in Hong Kong (see Question 25).

•	Employees' Compensation Ordinance (ECO). If an employee suffers injury arising out of and in the course of employment in Hong Kong (or overseas, if the travel is authorized by the employer), the employer is usually liable to compensate the employee under the ECO. Eligible family members of an employee killed in an accident at work can also be entitled to compensation. If an employer carries on business in Hong Kong, its employees are protected under the ordinance. (An employee can work outside Hong Kong but his employment contract must have been entered into in Hong Kong.) All employers must maintain valid employees’' compensation insurance policies to cover their liabilities under the ordinance and at common law.

•	Companies Ordinance. Protects employees of a Hong Kong company (including a Hong Kong subsidiary of a foreign company) in relation to wages and other entitlements if the company is wound up. The employees become preferential creditors in the winding-up.
•	Sex Discrimination Ordinance (SDO), Disability Discrimination Ordinance (DDO), Family Status Discrimination Ordinance (FSDO) and Race Discrimination Ordinance (RDO). All legislate against various forms of discrimination.

•	Basic Law and the Hong Kong Bill of Rights Ordinance. These safeguard certain rights of individuals, although they have limited application in the context of employment law.
•	Labour Tribunal Ordinance. This ordinance empowers the Labour Tribunal to hear and resolve disputes relating to employment contracts as well as alleged breaches of the EO. It potentially covers disputes involving foreign nationals or Hong Kong residents working abroad.

Prevention of Bribery Ordinance (POBO). The POBO applies to employees, particularly to those who receive or solicit bribes from third parties (for example, an employee who receives bribes from a supplier of goods in return for placing orders with that supplier). In some cases, employees may also be subject to anti-corruption legislation in other jurisdictions.

Competition

Traditionally art galleries and auction houses provide a platform for owners of artworks to sell their collections. However, their trading model is substantially different from ours. We believe we do not have any direct competition due to our unique business model. We are not aware of any other companies engaging in a similar business.

Research and Development

We purchased the trading platform from a third party for approximately $232,141 (HK$1,800,000). The cost of this software is amortized over its useful life and recorded as cost of revenue on the income statement. We have IT consultants who help maintain and operate the trading platform software, and whose cost is charged as consultancy fee under general and administrative expenses. We outsourced research and development activities to Qianrong. We entered into a software development agreement with Qianrong in 2014 to develop eight trading modules. As of December 31 2014, six out of the eight modules have been completed and are operational.

Intellectual Property

Our business is dependent on a combination of trademarks, trademark application, trade secrets and industry know-how, and copyright, in order to protect our intellectual property rights. We have submitted trademark applications for “Takung” in Hong Kong, Mainland China, Macau and the United States.

Set forth below is a detailed description of our trademarks under application.

Country	Trademark	Application number	Classes	Our Ref	Status
Hong Kong		303101679	14, 16, 35, 36, 42	TM HK–1104 - BS000152144	Registered March 10, 2015. Effective for 10 years.
Hong Kong
Hong Kong
Macau		N/090131	14	TM MO 01–6(1) - BS000152144	In process
Macau		N/090132	16	TM MO 01–6(2) - BS000152144	In process
Macau		N/090133	35	TM MO 01–6(3) - BS000152144	In process
Macau		N/090134	36	TM MO 01–6(4) - BS000152144	In process
Macau		N/090135	42	TM MO 01–6(5) - BS000152144	In process
United States		86372887	14	TM US 0203 – BS000152144	In process
United States		86372895	16	TM US 0204 – BS000152144	In process
United States		86372899	35	TM US 0205 – BS000152144	In process
United States		86372901	36	TM US 0206 – BS000152144	In process
United States		86372903	42	TM US 0207 – BS000152144	In process

Class 14: Jewelry Products

Precious metals and their alloys and goods in precious metals or coated therewith, not included in other classes; jewelry, precious stones; horological and chronometric instruments.

Class 16: Paper and Printed Material Products

Paper, cardboard and goods made from these materials, not included in other classes; printed matter; bookbinding material; photographs; stationery; adhesives for stationery or household purposes; artists materials; paint brushes; typewriters and office requisites (except furniture); instructional and teaching material (except apparatus); plastic materials for packaging (not included in other classes); printers type; printing blocks.

Class 35: Advertising, Business and Retail Services

Advertising; business management; business administration; office functions.

Class 36: Insurance and Financial Services

Insurance; financial affairs; monetary affairs; real estate affairs.

Class 42: Computer & Software Services and Scientific Services

Scientific and technological services and research and design relating thereto; industrial analysis and research services; design and development of computer hardware and software.

We own our trading system and related software.

Emerging Growth Company Status

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act enacted on April 5, 2012 (the “JOBS Act”). For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” and “say-when-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. Under the JOBS Act, we will remain an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
•	the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock;
•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
•	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934 (the “Exchange Act”) (we will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months; the value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter).

The JOBS Act also provides that an emerging growth company may utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks Related To Our Business

The global economy and the financial markets may negatively affect our business and clients, as well as the supply of and demand for works of art.

Our business is affected by global, national and local economic conditions since the services we provide are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending in Hong Kong and Mainland China. These factors include economic conditions and perceptions of such conditions by traders, employment rates, the level of traders’ disposable income, business conditions, interest rates, availability of credit and levels of taxation in regional and local markets. There can be no assurance that our services will not be adversely affected by changes in general economic conditions Hong Kong and globally.

The art market is influenced over time by the overall strength and stability of the global economy and the financial markets, although this correlation may not be immediately evident. In addition, political conditions and world events may affect our business through their effect on the economies, as well as on the willingness of potential buyers and sellers to invest and sell art in the wake of economic uncertainty.

A decline in trading volumes will decrease our trading revenues.

Trading volumes are directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of artworks and the overall level of investor confidence. In recent years, trading volumes across our markets have fluctuated depending on market conditions and other factors beyond our control. Because a significant percentage of our revenues are tied directly to the trading volumes on our markets, it is likely that a general decline in trading volumes would lower revenues and may adversely affect our operating results. Declines in trading volumes may also impact our market share or pricing structures and adversely affect our business and financial condition.

System limitations or failures could harm our business.

Our businesses depend on the integrity and performance of the technology, computer and communications systems supporting them. If our systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new services. These consequences could result financial losses and decreased customer service and satisfaction. If trading volumes increase unexpectedly or other unanticipated events occur, we may need to expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate, timing or cost of any increases, or expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

A variety of uncontrollable events may reduce our ability to provide our trading services, impair our ability to provide our services or increase the cost of providing our services.

Our headquarters and location of our servers are in Hong Kong SAR, which is historically susceptible to adverse weather conditions such as typhoons, excessive heat or rain and floods. Those natural disasters may result in significant and extensive damage to our network equipment. Moreover, certain countries and regions, including China, have encountered incidents of the H5N1 strain of bird flu, or avian flu, as well as severe acute respiratory syndrome, or SARS, over the past several years and, more recently in 2009, the outbreak of influenza A (H1N1). In 2010, an earthquake registering 7.1 on the Richter scale struck Qinghai Province. In April 2013, another major earthquake registering 7.0 on the Richter scale struck Ya’an region of Sichuan Province. In 2013, certain areas of China suffered from severe floods. We are unable to predict the effect, if any, that any other future natural disasters and health hazards may have on our business. Any future natural disasters and health hazards may, among other things, significantly disrupt our ability to adequately staff our business, and may generally disrupt our operations. Furthermore, natural disasters and health hazards may severely restrict the level of economic activities in affected areas, which may in turn materially adversely affect our business and prospects. As a result, any natural disasters or health hazards in China may have a material adverse effect on our financial condition and results of operations. These events and others, such as fluctuations in energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our services or to obtain insurance coverage with respect to these events.

We have insufficient insurance coverage

We presently do not have any insurance to cover certain events such as physical damage to our property and resulting business interruption, certain injuries occurring on our property and liability for breach of legal responsibilities as we believe, based on our organization, business model and the remote possibility of the incurrence of substantial damages from such events, that the costs of such insurance greatly exceeds the benefits of having it. However, in the possible event of a significant loss from such an event, this may severely impact our performance or continue as a going concern.

The success of our business depends on our ability to market and advertise the services we provide effectively.

Our ability to establish effective marketing and advertising campaigns is the key to our success. Our advertisements promote our corporate image and our services. If we are unable to increase awareness of our brand, the benefits of using our trading platform to invest in artwork and that such investment is secure, we may not be able to attract new traders. Our marketing activities may not be successful in promoting our services or in retaining and increasing our trader base. We cannot assure you that our marketing programs will be adequate to support our future growth, which may result in a material adverse effect on our results of operations.

Our success is dependent on the receptiveness of traders of artwork to us our platform.

We believe the demand for artwork listings will be generated by our Traders. We hope to educate our Traders on the merits of using our platform to invest in artwork. Not only in the subject artwork secure and insured, it requires less capital for our Traders to invest as they need only invest in artwork units and not purchase the entire piece of artwork. We hope that they will see their investment as less risky as they are presented with the opportunity to diversify their investments through various pieces of artwork. Our success would accordingly dependent the receptiveness of Traders to the merits of investments on our platform.

If we are unable to renew the lease of our property, our operations may be adversely affected.

We do not directly own the land over the property we lease. We may lose our leases or may not be able to renew it when it is due on terms that are reasonable or favorable to us. This may have adverse impact on our operations, including disrupting our operations or increasing our cost of operations.

The failure to manage growth effectively could have an adverse effect on our employee efficiency, product quality, working capital levels, and results of operations.

Any significant growth in the market for our services or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of the date of this Report, we had approximately 11 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchase of raw materials and supplies, development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake our expansion plan and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competitors; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) limit our investments in research and development; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management and operational and technical expertise of certain key personnel. In addition, we will require an increasing number of experienced and competent executives and other members of senior management to implement our growth plans. If we lose the services of any member of our senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

We are dependent on a trained workforce and any inability to retain or effectively recruit such employees, particularly distribution personnel and regional retail managers for our business, could have a material adverse effect on our business, financial condition and results of operations.

We must attract, recruit and retain a sizeable workforce of qualified and trained staff to operate our business. Our ability to implement effectively our business strategy and expand our operations will depend upon, among other factors, the successful recruitment and retention of highly skilled and experienced distribution personnel, regional retail managers and other technical and marketing personnel. There is significant competition for qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our current and future operational needs.

Our financial results may fluctuate because of many factors and, as a result, investors should not rely on our historical financial data as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the market price of our securities. Operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on comparisons of results of operations as an indication of future performance. As result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in Hong Kong;

•	fluctuation and unpredictability of the prices of the products we sell;

•	changes in the laws of Hong Kong that affect our operations; and

•	our ability to obtain necessary government certifications and/or licenses to conduct our business.

Risks Related to Doing Business in Hong Kong

The Hong Kong legal system embodies uncertainties which could limit the legal protections available to you and us.

As one of the conditions for the handover of the sovereignty of Hong Kong to China, China had to accept some conditions such as Hong Kong's Basic Law before its return. The Basic Law ensured Hong Kong will retain its own currency (the Hong Kong Dollar), legal system, parliamentary system and people's rights and freedom for fifty years from 1997. This agreement had given Hong Kong the freedom to function in a high degree of autonomy. The Special Administrative Region (“SAR”) of Hong Kong is responsible for its own domestic affairs including, but not limited to, the judiciary and courts of last resort, immigration and customs, public finance, currencies and extradition. Hong Kong continues using the English common law system.

Some international observers and human rights organizations have expressed doubts about the future of the relative political freedoms enjoyed in Hong Kong, and about the PRC's pledge to allow a high degree of autonomy in Hong Kong. They considered, for example, that the proposals in Article 23 of the Basic Law in 2003 (which was withdrawn due to mass opposition) might have undermined autonomy. On June 10, 2014, Beijing released a new report asserting its authority over the territory. This ignited criticism from many people in Hong Kong, who said that the Communist leadership was reneging on its pledges to abide by the "one country, two systems" policy that allows for a democratic, autonomous Hong Kong under Beijing's rule.

If the PRC were to, in fact, renege on its agreement to allow Hong Kong to function autonomously, this could potentially impact Hong Kong’s common law legal system and may in turn bring about uncertainty in, for example, the enforcement of our contractual rights. This could, in turn, materially and adversely affect our business and operation. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our customers.

Foreign Exchange Risk.

While our reporting currency is USD, our revenues, costs and expenses are denominated in HKD. All of our assets are denominated in HKD. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between USD and HKD. If the HKD depreciates against USD, the value of our HKD revenues, earnings and assets as expressed in our USD financial statements will decline. To date, we have not entered into any foreign exchange forward contracts or similar instruments to attempt to mitigate our exposure to change in foreign currency rates.

Future inflation in Hong Kong may inhibit our ability to conduct business profitably.

In recent years, the Hong Kong economy has experienced periods of rapid expansion and high rates of inflation. High inflation may in the future cause the Hong Kong government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in Hong Kong, and thereby harm the market for our services.

It will be difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in Hong Kong.

Substantially all of our assets will be located in Hong Kong and our officers and our present directors reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

We may have difficulty establishing adequate management, legal and financial controls in Hong Kong, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

Although we will be required to implement internal controls, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in Hong Kong in these areas. As a result of these factors, we may experience difficulty in establishing the required controls, making it difficult for management to forecast its needs and to present the results of our operations accurately at all times. If we are unable to establish the required controls, market makers may be reluctant to make a market in our stock and investors may be reluctant to purchase our stock, which would make it difficult for you to sell any shares of common stock that you may own or acquire.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in Hong Kong do not provide insurance for funds held on deposit. The Hong Kong Deposit Protection Board manages and supervises the operation of the Deposit Protection Scheme, which protects deposit amounts up to only $64,433 (HK$500,000) As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our employees and other creditors, we may be unable to continue in business.

Since we are a Hong Kong company, you will not have certain investor rights as our shareholder, such as the right to bring legal action against other shareholders on behalf of the company.

Takung, our operational subsidiary, is incorporated in Hong Kong. The Hong Kong Companies Ordinance (Chapter 662 of the Laws of Hong Kong), or the Companies Ordinance, does not provide for any right for our shareholders, including our significant shareholders, to bring legal action against any other shareholder on our behalf to enforce any claim against such party or parties if we fail to enforce such claim ourselves.

Our investors do not have the benefit to rely on the Public Company Accounting Oversight Board inspection of our independent registered public accounting firm.

As a company registered with the U.S. Securities and Exchange Commission, or the SEC, and traded publicly in the United States, our independent registered public accounting firm is required by the laws of the United States to be registered with the Public Company Accounting Oversight Board, or the PCAOB, and undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. The PCAOB, however, is currently unable to inspect a registered public accounting firm’s audit work relating to a company’s operations in Hong Kong where the documentation of such audit work is located in Hong Kong. Accordingly, our independent registered public accounting firm’s audit of our operations in Hong Kong is not subject to the PCAOB inspection. As a result, our investors do not have the benefit of the PCAOB inspection of our independent registered public accounting firm’s audit works and quality control procedures.

Risks Relating to Investment in Our Securities

An active public market for our common stock may not develop or be sustained, which would adversely affect the ability of our investors to sell their securities in the public market.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Holders of a significant number of our shares and/or their designees may be eligible to sell our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a non-affiliate stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period, and provided that there is current public information available, may sell all of its securities. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

If we fail to maintain effective internal controls, we may not be able to accurately report our financial results or prevent fraud, and our business, financial condition, results of operations and reputation could be materially and adversely affected.

We will become a public company upon completion of the private placement and our internal control will be essential to the integrity of our business and financial results. Our public reporting obligations are expected to place a strain on our management, operational and financial resources and systems in the foreseeable future. In preparation for this offering, we have implemented measures to enhance our internal controls, and plan to take steps to further improve our internal controls. If we encounter difficulties in improving our internal controls and management information systems, we may incur additional costs and management time in meeting our improvement goals. We cannot assure you that the measures taken to improve our internal controls will be effective. If we fail to maintain effective internal controls in the future, our business, financial condition, results of operations and reputation may be materially and adversely affected.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We do not foresee paying cash dividends in the near future.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease approximately 1,119.45 square feet of office space at Rooms 2003 and 2004 on the 20th Floor of Hutchison House, Hong Kong. The lease expires on May 16, 2016 and provides for a monthly rent of $12,703 (HK$98,464) and a monthly service fee of $1,083 (HK$8,398).

We lease approximately 13.6 square feet of office space at Private Storage Area 13 on the 18th Floor of Cheung Hing Shing Center, Hong Kong. The lease expires on November 20, 2015 and provides for a monthly rent of $1,263 (HK$9,800) and a monthly service fee of $614 (HK$4,760).

Item 3. Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock was originally quoted on the OTCBB from October 2013 under the designation “CARD”. On November 5, 2014, we amended our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd and on November 12, 2014, our symbol was changed to “TKAT”. Our common stock now trades on the OTCQB.

There has been no trading in our common stock historically.

If a market develops, the trading of our common stock is likely to be thin and volatile. The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Our Common Stock

As of March 6, 2015, we have 122 shareholders of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from our Hong Kong operation entity for our funds and Hong Kong regulations may limit the amount of funds distributed to us from our Hong Kong operation entity, which will affect our ability to declare any dividends.

Stock Option and Warrant Grants

All prior grants of options and warrants had been cancelled as a condition of the purchase of shares from three former shareholders to Yong Li.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Equity Compensation Plans

We approved our Stock Option Plan in May 2010, allowing for the issuance of up to 5,000,000 shares of common stock. As of March 31, 2015, there are no options outstanding.

Stock Transfer Agent

Our stock transfer agent is VStock Transfer, LLC, 77 Spruce Street, Suite 20, Cedarhurst, New York 11516.

Dividends

We have not declared or paid any dividends on our common stock and presently do not expect to declare or pay any such dividends in the foreseeable future. We have not yet formulated a future dividend policy in the event restrictions on our ability to pay dividends are created.

Repurchase of Equity Securities by Takung Art Co., Ltd and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On October 20, 2014, we consummated a Share Exchange Agreement with Takung, the members of Takung to acquire all the issued and outstanding capital stock of Takung, a Hong Kong company, in exchange for the issuance to 209,976,000 restricted shares of our common stock.

We claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the private placement of the shares of our common stock to Kirin Linkage Limited and Loyal Heaven Limited, shareholders of Takung, pursuant to Regulation S promulgated thereunder since, among other things, the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. In addition, the recipient of the shares certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Act.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These statements include, without limitation, statements about our anticipated expenditures, including those related to general and administrative expenses; the potential size of the market for our services, future development and/or expansion of our services in our markets, our ability to generate  revenues, our ability to obtain regulatory clearance and expectations as to our future financial performance. Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash.. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described in our filings with the Securities and Exchange Commission.

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

General

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

Also on October 20, 2014, we acquired the business of HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd (“Takung”) through the acquisition of all the share capital of Takung under a Share Exchange Agreement dated September 23, 2014 in exchange for 209,976,000 newly-issued restricted shares of our common stock to the shareholders of Takung (the “Reverse Merger”).

Takung is a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region, China. Although Takung was incorporated in 2012, it did not commence business operations until late 2013.

As a result of the transfer of the excluded assets pursuant to the Contribution Agreement and the acquisition of all the issued and outstanding shares of Takung, we are no longer conducting the Business and have now assumed Takung’s business operations as it now our only operating wholly-owned subsidiary.

Takung operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

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

Our revenue is from three categories: (i) listing fees, (ii) management fees and (iii) trade commissions. We collect a listing fee when a piece of artwork is listed and successfully traded on our system. We generally charge 22.5-31% of the total offering price for calligraphies, paintings and jewelry, which are currently the major types of artwork listed and traded on our system. We charge a trading commission for each purchase and sale of artwork units. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% of the total amount. Finally, we charge a management fee of $0.0013 (HK$0.01) per 100 artwork units per day, which is accounted for as revenue, and immediately deducted from the proceeds of the sale of units when a transaction is completed.

Listing fee

A listing procedure can either be initiated by an Offering Agent (“Agent”) or an Original Owner (“Owner”) of the piece. An Agent is a reputable entity who is an experienced art dealer. They attempt to offer pieces which will result in a realization of value. They negotiate with the Owner and list the piece on our platform. An Agent assists the Owner with the listing process, such as getting the piece appraised by a third party, assigning an initial value for each trading unit at listing, performing research and preparing the marketing material and promotional activities to attract Traders’ interests.

In the future an Owner may approach us directly for a listing. In such case, we will recommend an Agent to assist the Owner with the listing process. However, we consider this to be a rare case. For the six sets that we have listed before December 31, 2014, the first set, which was a collection of paintings and calligraphies, was listed during 2013; two sets were listed during the six months ended June 30, 2014; the fourth set was listed during the third quarter of 2014; and the last two sets were listed during the fourth quarter of 2014. Besides paintings and calligraphies, four pieces of jewelry have also been listed on the platform on January 16, 2015. The listings were all initiated by an Agent.

The listing of artwork is driven by market demand. We gauge the market interest by discussing with art dealers and collectors. We anticipate having five additional listings (with listing fee of approximately $1.9 million) within the next three months. While current listings are paintings and calligraphy, our listings are not limited to these types of work. We will potentially introduce others, such as sculptures, crafts, jade, ceramics, furniture, and antiques, to list.

Once the artwork is listed and successfully traded on our system, we charge the listing fee based on the agreed percentage of the total offering price.

At this moment, we only accept PRC nationals to be our traders. Therefore, we are only marketing our platform in PRC. One of our biggest marketing efforts is to cooperate with Shenzhen Qianrong Cultural Investment Development Co., Ltd. (“Qianrong”), an agency specializing in promoting trading in the arts and has a broad network of both amateur and professional art traders and dealers. Cooperating with Qianrong enables us to access their traders in order to expand our own base of registered members/traders in the PRC. At the same time, our trading platform provides Qianrong’s art traders an alternative and untraditional way of trading art. Qianrong also assists us in market development, maintaining relationships, technical support and education related to art and generating interests in the art dealer community. Going forward, we are looking to co-operate with other agencies similar to Qianrong to expand our business. Besides marketing and promotion, we also recently engaged Qianrong to develop software to upgrade the functionality of our platform. We entered into a Software Development Agreement with Qianrong in September, 2014 where for a consideration of approximately $644,173 (HK$4,995,000), Qianrong would develop 8 discrete software modules for us.

The listing fee we charge include two components, 1) basic listing fee, 2) pre-listing premium.

We generally charge the basic listing fee of 18-25% of the total offering price for the artwork. Besides, additional listing revenue may be generated by the Pre-Listing Premium process by the Agent.

Pre-Listing Premium Pricing

When a listing is oversubscribed, the allotment is generally made by way of balloting based on a predetermined basis. It means a trader may receive a lower allocation than the number of units that he or she has applied for. Traders may also be allotted with more or fewer units than others who have applied for the same number of units. It is also possible that traders are not allotted any units at all. The more units that a trader applies for, the more likely a trader is allotted with units. In order to subscribe for units, traders need to set aside money in his/her account with us, which is frozen during the subscription period. After the announcement of the allotment, the money frozen will be released.

In certain circumstances, if the Offering Agent believes that there are traders who are willing to pay a premium to be able to purchase the units without entering the balloting process so they can be certain about purchasing the units, the Offering Agent can negotiate with the owner and us to “lock-in” and purchase the units outright on the listing date at a premium. These units will not be entered into the balloting process. The Listing Agreement (between the Owner, Offering Agent and us) would specify the maximum number of units that can be locked in by the Offering Agent. The premium, which is in addition to the total listing amount, is recognized as listing income. As of December 31, 2014, the pre-listing premium of the six artworks listed thus far was from 3.5% to 5.5% of the total offering price.

Commissions

Revenue is generated from commissions charged at the time of trading of units.

In order to increase trade volumes with more traders on our trading platform, we encourage our Traders (“referrer”) to refer new Traders (“referee”) to our platform by a referral program. As discussed in our revenue recognition policy, for every trade that the referee makes, we make 0.2% of the gross trade amount as commission income. Before August 6, 2014, we would rebate 5% of our commission earned to the referrer. For the year ended December 31, 2014, there were 82 referees added to our platform and we rebated approximately $116,785 for the year. From inception to December 31, 2013, there were 8 referees added to our platform and we rebated approximately $13.50 for the period. Starting from August 6, 2014 and effective till December 31, 2015, we have revised our referral policy according to the table below:

Number of Referees	Accumulated Total Gross Trading Amount	Rebate Ratio
≥ 1 person	> $0	5% of Referee's commission
≥ 3 persons	≥ $3 million	20% of Referee's commission
≥ 6 persons	≥ $6 million	40% of Referee's commission
≥ 10 persons	≥ $10 million	50% of Referee's commission

While the amount of referral rebate was historically low, with the new referral policy in place, we expect to rebate a greater amount in the future.

We also participate in art and culture events, such as exhibitions and cocktail parties, to market our trading platform and promote our brand name.

For internet advertising, we utilize Baidu Listing Search and Key Word Search services for search engine optimization in order to promote our website and platform.

Management fee

Apart from the revenue generated from the listing of units of artwork and commission via the trading of the units, we also charge management fees for covering the insurance, storage, and transportation for a piece and trading management of units, which are calculated at $0.0013 (HK$0.01) per 100 units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sale of units when a transaction is completed. Management fees revenue were $113,243 and $2,293 for the years ended December 31, 2014 and 2013, respectively.

Plan of upcoming revenue stream

We are working on a project which offers an enhanced trading platform to the Traders. With a monthly fee, the enhanced trading platform provides Traders with more in-depth information and tools, such as streaming real-time data, advanced charting tools, etc. We entered into a Software Development Agreement with Qianrong in 2014 to develop new or upgrade existing functionality of our trading, banking integration and social media platforms. The agreement is divided into eight modules according to different upgrades and new functionalities. As of December 31, 2014, six out of the eight modules have been completed and are operational.

We expect to see our listing fee revenue grow at a higher pace than commission and management fee. The plan for 2015 is to attract more artwork to list on our platform in order to provide more options for Traders. Therefore, we may lower the commission and/or management fee in order to encourage increase in trading volume on our platform. We believe that this will in turn make our platform more attractive to artwork owners to list their artworks with us. As a result, even though we expect the trading volume to increase, with lower commission rate, management expects the growth of listing fee revenue will outpace the commission and management fee.

Important Factors Affecting our Results of Operations and Existing Trends

Dependency on Original Owners and/or Offering Agents

We do not independently source artwork for listing on our platform. Instead we are reliant on Owners and Agents to submit their artwork for listing. Accordingly our success is dependent on their willingness to accept our alternative to traditional trading and dealing in art.

Dependency on Traders

The demand for listings will be generated by our Traders. We hope to educate our Traders on the merits of using our platform to invest in art. The subject artwork is secure and insured, and requires less capital to participate as units can be a very small fraction of the cost of an entire piece. The investment provides a possible risk mitigation through the liquidity of our trading platform; and an opportunity to diversify through units in multiple pieces. Our success would accordingly dependent the receptiveness of Traders to utilizing our platform.

Growth of the Chinese Economy

Because our Traders are from Mainland China, our success is dependent in part on the growth of the Chinese economy. As the economy grows and improves, our Traders will presumably have more capital to invest in our units. Throughout 2013 and 2014, the economic data from China have pointed to stabilization and improvement. However, it is important to recognize that China’s recent economic stabilization has been led by property market activity and state-led infrastructure investment (Source: https://www.fidelity.com/bin-public/060_www_fidelity_com/documents/ConsumerDiscretionary2014.pdf). Should such activities cease or slow down, the Chinese economy could similarly slow and thus affect our business.

Costs of being a public company

Prior to the Reverse Merger, we have not operated as a public company. We expect that compliance with our obligations as a public company will require significant management time and increase our general and administrative expenses, including insurance, legal and financial compliance costs.

Foreign currency translation

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiaries is in Hong Kong dollars. Our results of operations are translated at average exchange rates during the relevant financial reporting periods, assets and liabilities are translated at the unified exchange rate at the end of these periods and equity is translated at historical exchange rates. Adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

Description of Selected Income Statement Items

Revenue. Revenue consists of net revenue generated from listing of artwork, trading commissions and management fees.

Costs of Revenue. Cost of revenue primarily consists of the depreciation of our trading system, as well as the leasing fee of related equipment of clearing and banking system, and the IT support fee.

Operating Expenses. Our operating expenses consist of sales and marketing expenses, and general and administrative expenses. Sales and marketing expenses consist primarily of sales and marketing employee compensation and travel expenses, transportation expenses and advertising expenses. General and administrative expenses consist primarily of administrative employee compensation, payroll taxes and benefits, general office expenses and depreciation. We expect general and administrative expenses to continue to increase as we incur expenses related to costs of compliance with securities laws and other regulations, including increased audit and legal fees and investor relations expenses.

Other (expenses) income. Our other income (expenses) consisted primarily of interest income, subsidy income and other revenue from sales of obsolete equipment.

Income taxes. Takung is governed by the Income Tax Law of Hong Kong, which is generally subject to tax at a statutory rate of 16.5% on income reported in the statutory financial statements after appropriate tax adjustments. As all of our operations are conducted solely by Takung in Hong Kong SAR, no income is earned in the United States and we do not repatriate any earnings outside Hong Kong, SAR. As a result, we do not generate any U.S. taxable income.

Results of Operation of Takung

Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees.

For the years ended December 31, 2014 and 2013

Revenue

Listing fee revenues were $1,774,461 and $290,078; commission revenue were $2,832,158 and $66,477; gross management fee revenue were $113,243 and $2,293 for the years ended December 31, 2014 and 2013, respectively.

The reason for the increase in listing revenue and management fee is because more artworks were listed during fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013. There were five sets of artwork listed in 2014, compared to only one set of artwork in 2013.

As we did not commence operations until the fourth quarter of fiscal year ended December 31, 2013, there was higher transaction volume in the fiscal year ended December 31, 2014, consequently resulting in much higher commission revenue.

Cost of Revenue

Costs of revenue for the years ended December 31, 2014 and 2013 were $434,379 and $153,161 respectively. Our costs of revenue primarily include the leasing of equipment, depreciation and amortization of hardware and software for our trading platform. As we prepared for the commencement of our operations in the fourth quarter of 2013, we started to acquire and develop hardware and software and lease equipment, such as servers, in the second and third quarters of 2013. The software, hardware and equipment are amortized and depreciated throughout their useful lives as stated in our accounting policy. Since the depreciation and amortization period was short in 2013 compared to 2014, our costs of revenue were lower in 2013. Additionally, we added new hardware and developed new and upgraded existing functionality of our trading, banking integration and social media platforms in 2014.

In the third quarter of 2014, we entered into an agreement with Qianrong to develop software for us with a total contract amount of $644,173 (HK$4,995,000). The agreement is divided into eight modules, according to different upgrades and new functionalities. As of December 31, 2014, six out of the eight modules have been completed and are operational. We have started to capitalize (with a total cost of $296,011 (HK$2,295,000)) and amortize these costs and such costs would contribute to an increase in in our costs of revenue through 2015.

Gross Profit

Gross profit was $4,285,483 for the year ended December 31, 2014, compared to $205,687 in 2013. The increase was because operations had not commenced until the fourth quarter of 2013.

The increase in both gross profit and gross profit percentage in 2014 is due to an increase in the number of new listings of artwork and the increase of total trading volume. There was only one listing in 2013 and the total trading volume on our platform was comparatively lower because trading was not commenced until the later part of the year. As our trading platform was operating for the whole fiscal year and as we spent more time and money on marketing and promoting our trading platform, the number of listings and total trading volume increased in 2014. The total trading volume in 2013 and 2014 were 42,583,000 units and 1,677,373,600 units respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2014 were $2,605,985, compared to $205,821 for the year ended December 31, 2013. There was significant increase in operating expenses in the year ended December 31, 2014 since the Company did not have significant operations until the fourth quarter of 2013. The operating expenses incurred during the year ended December 31, 2013 were primarily in connection with the incorporation of the Company, setting up of the office and preparation of the trading platform. The one-time transaction cost associated with the Reverse Merger during the year ended December 31, 2014 was $150,720 (HK$ 1,165,271). In addition, the increased marketing expenses in order to promote our brand and trading platform and the increased professional service fees in relation to being a public company contributed to the increase of the operating expenses in fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013.

The following table sets forth main the components of the Company’s operating expenses for the years ended December 31, 2014 and 2013.

	Year ended December 31, 2014		Year ended December 31, 2013
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	518,339	19.9%	3,384	1.6%
Legal and professional fees	387,236	14.9%	23,214	11.3%
Salary and welfare	330,352	12.7%	27,627	13.4%
Office expenses and rental	170,839	6.6%	89,969	43.7%
Marketing expenses	904,177	34.7%	8,537	4.2%
Traveling and accommodation fees	129,434	5.0%	8,480	4.1%
Others	165,608	6.2%	44,610	21.7%
Total G&A	$2,605,985	100.0%	$205,821	100.0%

Net Income (loss)

We had a net income for the year ended December 31, 2014 of $1,369,537, versus a net loss of $3,669 for the year ended December 31, 2013. We became profitable because we were already operating with six listings and had a healthy trading volume on our platform during the year ended December 31, 2014, whereas we were still in our start-up phase during the year ended December 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity

The cash balance at December 31, 2014 was $2,355,839. During the year ended December 31, 2014, net cash provided by operating activities totaled $2,591,661. Net cash used in investing activities totaled $497,942. No cash was generated from financing activities. The resulting change in cash for the period was an increase of $2,095,652, which was primarily due to a net income of $1,369,537 and the increase in account payables and other accruals, offset by the increase in payment for the purchase of property and equipment.

The cash balance at December 31, 2013 was $260,187. During the year ended December 31, 2013, net cash provided by operating activities totaled $185,982. Net cash used in investing activities totaled $608,450. Net cash provided by financing activities totaled $683,531, which represents the proceeds from shares issued. The resulting change in cash for the period was an increase of $260,187, which was primarily due to the increase in account payables and other accruals and the capital injection from our shareholders, offset by the increase in payment for the purchase of property and equipment.

As of December 31, 2014, the Company had $9,009,168 in total current liabilities, which included $1,891,525 in account payables and other accruals, $6,865,821 in customers’ deposits, $2,730 due to director and $249,092 tax payables.  As of December 31, 2013, the Company had $4,228,597 in total current liabilities, which included $567,712 in account payables and other accruals, and $3,660,885 in customers’ deposits.

As of December 31, 2014 and 2013, the Company had $66,555 and $31,060 in total non-current liabilities, which included deferred tax liabilities.

The Company’s total liabilities as of December 31, 2014 and 2013 amounted to $9,075,073 and $4,259,657, respectively.

The Company’s net assets amounted $2,048,543 and $679,129 as of December 31, 2014 and 2013, respectively.

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

Going Concern Consideration

Our operations and financial results are subject to numerous various risks and uncertainties that could adversely affect our business, financial condition, and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support or other benefits.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities, or if we are able, there is no guarantee that existing shareholders will not be substantially diluted.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments for 2014 and 2013 consist of account payables and other accruals, customer deposits and amount due to our director. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to their respective short maturity dates.

Revenue Recognition

The Company generates revenue from its services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees.

We recognize revenue once all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery of our obligations to our customer has occurred;

•	the price is fixed or determinable; and

•	collectability of the related receivable is reasonably assured

Listing fee-The Company collects a listing fee once the ownership units of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such units accounted as the listing fee revenue accordingly. When the ownership units of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-31% of the total offering price for calligraphies, paintings and jewelry, which are currently the major types of artwork listed and traded on our system. Listing fee revenues were $1,774,461 and $290,078 for the years ended December 31, 2014 and 2013, respectively.

Commission-The Company charges trading commissions for the purchase and sale of the ownership units of the artwork. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% of the total transaction amount with the minimum charge of $0.13 (HK$1). As part of the referral incentive program, the Company would rebate 5% of the commission earned from the transaction to the relevant referrer. The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed. Commission revenues are $2,832,158 and $66,477 for the years ended December 31, 2014 and 2013, respectively.

Management fee-The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction is completed. Management fee revenues were $113,243 and $2,293 for the years ended December 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in operating income (loss). Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

Depreciation and amortization are provided over the estimated useful lives of the assets, using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life
Furniture, fixtures and equipment	5 years
Leasehold improvements	3 years
Computer trading and clearing system	5 years

Intangible Assets

Intangible assets represent the Company’s trademark. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of December 31, 2014 and 2013.

Earnings(Loss) Per Share of Common Stock

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50. This standard defines a fair value-based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award, and is recognized over the period in which the Company expects to receive the benefit, which is generally the vesting period. As of March 31, 2015, there were no options or warrants outstanding.

Recent Accounting Pronouncements

Income Statement-Extraordinary and Unusual Items: In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-01 about Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 addresses the elimination from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for years, and interim periods within those years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.

Disclosure of Going Concern Uncertainties:    In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on the Company’s financial statements will be material.

Revenue Recognition:    In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Takung Art Company Limited and subsidiaries ("the Company") as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Takung Art Company Limited and subsidiaries as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	/s/ AWC (CPA) Limited
March 31, 2015	Certified Public Accountants

Takung Art Co., Ltd.

Consolidated Balance Sheets

(Stated in U.S. Dollars)

	December 31,	December 31,
	2014	2013

ASSETS
Current assets
Cash	$2,355,839	$260,187
Restricted cash	6,865,821	3,660,885
Deposit	73,852	73,565
Account receivables	291,496	59,325
Other Receivables	295,870	-
Prepayment	183,083	36,671
Total current assets	10,065,961	4,090,633

Non-current assets
Property and equipment, net	1,037,758	776,920
Intangible assets	20,547	-
Deferred tax assets	-	27,513
Prepayment – non-current	-	43,720
Total non-current assets	1,058,305	848,153
Total assets	$11,124,266	$4,938,786
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and other accruals	$1,891,525	$567,712
Customer deposits	6,865,821	3,660,885
Amount due to director	2,730	-
Tax payables	249,092	-
Total current liabilities	9,009,168	4,228,597

Deferred tax liabilities	66,555	31,060
Total non-current liabilities	66,555	31,060
Total liabilities	9,075,723	4,259,657

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 233,306,662 shares issued and outstanding as of December 31, 2014; 209,976,000 shares issued and outstanding as of December 31, 2013)	233,307	209,976
Additional paid-in capital	2,346,123	2,370,103
Subscription receivables	(1,896,548)	(1,896,548)
Retained earnings (accumulated deficit)	1,365,868	(3,669)
Accumulated other comprehensive loss	(207)	(733)
Total stockholders’ equity	2,048,543	679,129
Total liabilities and stockholders’ equity	$11,124,266	$4,938,786

The accompanying notes are an integral part of these consolidated financial statements.

Takung Art Co., Ltd.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Stated in U.S. Dollars)

	For the Year Ended December 31,
	2014	2013

Revenue	$4,719,862	$358,848

Cost of revenue	(434,379)	(153,161)
Gross profit	4,285,483	205,687

Operating expenses
General and administrative expenses	(2,605,985)	(205,821)

Income (loss) from operations	1,679,498	(134)

Other income	2,085	10

Income (loss) before income tax expense	1,681,583	(124)
Provision for income taxes	(312,046)	(3,545)

Net income (loss)	1,369,537	(3,669)

Foreign currency translation adjustment	526	(733)

Comprehensive income(loss)	$1,370,063	$(4,402)

Earnings (loss) per common share – basic and diluted	$0.01	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	214,578,213	209,976,000

The accompanying notes are an integral part of these consolidated financial statements.

Takung Art Co., Ltd.

Consolidated Statements of Stockholders Equity

(Stated in U.S. Dollars)

	Number	Common	Additional paid-in	Subscription	Retained	Comprehensive	Stockholders'
	of shares	stock	capital	receivable	earnings	income	equity
Balance, December 31, 2012	209,976,000	$209,976	$2,370,103	$(2,580,079)	$-	$-	$-

Receipt of subscriptions due from shareholders	-	-		683,531	-	-	683,531

Net loss for the period	-	-	-		(3,669)	-	(3,669)

Foreign currency translation adjustment	-	-	-		-	(733)	(733)

Balance, December 31, 2013	209,976,000	209,976	2,370,103	(1,896,548)	(3,669)	(733)	679,129

Reverse merger recapitalization	23,330,662	23,331	(23,980)				(649)

Net income for the period	-	-	-		1,369,537	-	1,369,537

Foreign currency translation adjustment	-	-	-		-	526	526

Balance, December 31, 2014	233,306,662	233,307	2,346,123	(1,896,548)	1,365,868	(207)	2,048,543

The accompanying notes are an integral part of these consolidated financial statements.

Takung Art Co., Ltd.

Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Year	For the Year
	Ended December 31,	Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$1,369,537	$(3,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	216,479	63,857
Changes in operating assets and liabilities:
Deposit	(300)	(73,539)
Other receivables	(295,817)	-
Prepayment	(102,687)	(80,364)
Account receivables	(232,140)	(59,305)
Restricted cash	(3,204,936)	(3,660,885)
Due to directors	2,729	-
Customer deposits	3,203,726	3,660,885
Deferred tax assets	27,504	(27,504)
Deferred tax liabilities	35,494	31,049
Provision for Profits Tax	249,048	-
Account payables and other accruals	1,323,024	335,457
Net cash provided by operating activities	2,591,661	185,982

Cash flows from investing activities:
Deposit for property, plant and equipment	(477,399)	(608,450)
Deposit of Intangible assets	(20,543)	-
Net cash used in investing activities	(497,942)	(608,450)

Cash flows from financing activities:
Proceeds from issuance of shares	-	683,531
Net cash provided by financing activities	-	683,531

Effect of exchange rate change on cash and cash equivalents	1,933	(876)

Net increase in cash and cash equivalents	2,095,652	260,187

Cash and cash equivalents, beginning balance	260,187	-

Cash and cash equivalents, ending balance	$2,355,839	$260,187

Supplemental cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Takung Art Co., Ltd.

Notes to Financial Statements

(Stated in U.S. Dollars)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Takung Art Co., Ltd.(the “Company” or “Takung Art”), a Delaware corporation (formerly Cardigant Medical Inc.) through HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. (“Takung”), a Hong Kong company and our wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

HongKong Takung Assets & Equity of Artworks Exchange Co., Ltd. (“Takung”) was incorporated in Hong Kong on September 17, 2012 and operates an electronic online platform for offering and trading artwork. For the period from September 17, 2012 (inception) to December 31, 2012, there was no operation except the issuance of shares for subscription receivable. We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees. We conduct our business primarily in Hong Kong, People’s Republic of China.

REVERSE MERGER

On October 20, 2014, Cardigant Medical Inc. (or “Cardigant”) acquired all the issued and outstanding shares of Takung, a privately held Hong Kong corporation, pursuant to the Share Exchange Agreement and Takung became the wholly owned subsidiary of Cardigant in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of Takung common stock were converted, at an exchange ratio of 10.4988-for-1, into an aggregate of 209,976,000 shares of Cardigant common stock and Takung became a wholly owned subsidiary of Cardigant. The holders of Cardigant’s common stock as of immediately prior to the Merger held an aggregate of 23,330,662 shares of Cardigant’s common stock, The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, Cardigant’s name was changed from “Cardigant Medical Inc.” to “Takung Art Co., Ltd.”.

Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because Takung’s former stockholders received the greater portion of the voting rights in the combined entity and Takung’s senior management represents all of the senior management of the combined entity, the Merger was accounted for as a recapitalization effected by a share exchange, wherein Takung is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Takung have been brought forward at their book value and no goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in Takung's consolidated financial statements are those of Takung and are recorded at the historical cost basis of Takung.

The results of operations of the acquired Cardigant business have been included in the consolidated statement of operations since the date of Merger.

Unless otherwise indicated or the context otherwise requires, references to “the Company” refer to Takung Art Co., Ltd. Disclosures relating to the pre-merger business of Takung, unless noted as being the business of Cardigant prior to the Merger, pertain to the business of Takung prior to the Merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information article 10 of Regulation S-X.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ materially from those results.

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

         Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

         Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

         Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2014.

Comprehensive Income

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the year ended December 31, 2014, the Company’s comprehensive income includes net income and foreign currency translation adjustments.

Foreign Currency Translation

The functional currency of the Company is the Hong Kong Dollar (“HKD”).

The reporting currency of the Company is the United States Dollar (“USD”).

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. At the end of each reporting period, monetary items denominated in foreign currencies are translated at the rates prevailing at the end of the reporting periods. Exchange differences arising on the settlement of monetary items and on re-translation of monetary items at period-end are included in income statement of the period.

For the purpose of presenting these financial statements, the Company’s assets and liabilities are expressed in USD at the exchange rates on the balance sheet dates, which are 7.7531 and 7.7539 as of December 31, 2014 and December 31, 2013 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which are 7.7545 and 7.7565 for the years ended December 31, 2014 and 2013 respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2014 and 2013, the Company’s cash and cash equivalents amounted $2,355,839 and $260,187, respectively. All of the Company’s cash deposit is held in a financial institution located in Hong Kong where there is currently regulation mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading shares of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the shares, the seller will send instructions to the bank, requesting the amount to be transferred to their personal account. After deducting the commission and the management fee as per Takung, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account. Restricted cash amounted $6,865,821 and $3,660,885 as of December 31, 2014 and 2013 respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in operating income (loss). Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life
Furniture, fixtures and equipment	5 years
Leasehold improvements	3 years
Computer trading and clearing system	5 years

Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When these events occur, the Company assesses the recoverability of these long-lived assets by comparing the carrying amount of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the future undiscounted cash flow is less than the carrying amount of the assets, the Company recognizes an impairment equal to the difference between the carrying amount and fair value of these assets.

No impairments were recorded during the years ended December 31, 2014 and 2013, respectively.

Revenue Recognition

The Company generates revenue from its services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees.

We recognize revenue once all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery of our obligations to our customer has occurred;

•	the price is fixed or determinable; and

•	collectability of the related receivable is reasonably assured

Listing fee-The Company collects a listing fee once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such shares accounted as the listing fee revenue accordingly. When the ownership shares of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-31% of the total offering price for calligraphies, paintings and jewelry, which are currently the major types of artwork listed and traded on our system. Listing fee revenues were $1,774,461 and $290,078 for the years ended December 31, 2014 and 2013, respectively.

Commission-The Company charges trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% of the total transaction amount with the minimum charge of $0.13 (HK$1). As part of the referral incentive program, the Company would rebate 5% of the commission earned from the transaction to the related referrer. The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed. Commission revenues were $2,832,158 and $66,477 for the years ended December 31, 2014 and 2013, respectively.

Management fee-The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership shares per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership shares when a transaction is completed. Management fee revenues were $113,243 and $2,293 for the years ended December 31, 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of December 31, 2014 and December 31, 2013, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

Intangible Assets

Intangible assets represent the Company’s trademark. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of December 31, 2014 and 2013.

Recent Accounting Pronouncements

Income Statement-Extraordinary and Unusual Items: In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-01 about Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 addresses the elimination from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for years, and interim periods within those years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.

Disclosure of Going Concern Uncertainties:    In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on the Company’s financial statements will be material.

Revenue Recognition:    In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

	December 31, 2014	December 31, 2013

Cost
Furniture, fixtures and equipment	$54,429	$71,691
Leasehold improvements	139,686	139,672
Computer trading and clearing system	1,125,316	629,435
Sub-total	1,319,431	840,798
Less: accumulated depreciation	(281,673)	(63,878)
Property and equipment, net	$1,037,758	$776,920

Depreciation expenses were $216,479 and $63,878 for the years ended December 31, 2014 and 2013, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible assets were $20,547 and $0 as of December 31, 2014 and 2013, respectively.

5. ACCOUNT PAYABLES AND OTHER ACCRUALS

Account payables and other accruals as of December 31, 2014 and 2013 consisted of:

	December 31,	December 31,
	2014	2013

Trading and clearing system	$1,293,676	$535,877
Accruals for professional fees	73,420	7,590
Accruals for consulting fees	413,900	-
Accruals for office rental	11,437	19,901
Payroll payables	297	1,705
Other payables	98,795	2,639
Total Account payables and other accruals	$1,891,525	$567,712

6. INCOME TAXES

United States of America

As of December 31, 2014, the Company in the United States had $109,162 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The deferred tax assets as of December 31, 2014 consist mainly of net operating loss carry forwards. Due to the uncertainty of the realization of the related deferred tax assets of $37,115, a reserve equal to the amount of deferred income taxes has been established as of December 31, 2014. The Company has provided 100% valuation allowance to the deferred tax assets as of March 31, 2014 of $37,115. There was no net operating loss carry forwards or deferred tax assets for the year ended December 31, 2013.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the year ended December 31, 2014 and 2013, if applicable.

The income tax expenses were $312,046 and $3,545 for the years ended December 31, 2014 and 2013, respectively.

The income tax provision consists of the following components:

	December 31, 2014	December 31, 2013
Current:
Federal	$-	$-
Foreign	249,049	-
Total current	249,049	-
Deferred:
Federal	$-	$-
Foreign	62,997	3,545
Total deferred	62,997	3,545
TOTAL PROVISION FOR INCOME TAXES	312,046	3,545

A reconciliation between the Company’s effective tax rate and the U.S. federal statutory rate is as follow:

	December 31, 2014	December 31, 2013
Income (loss) before income tax expense	$1,681,583	$(124)

Provision for taxes at 16.5%	277,461	(20)
Income not subject to income tax	(245)	(2)
Expenses not deductible for tax purposes	18,012	-
Tax losses previously recognized and reversed	27,513	-
Others	(10,695)	3,567

TOTAL PROVISION FOR INCOME TAXES	312,046	3,545

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$37,115	$27,513
Total deferred tax assets	37,115	27,513
Valuation allowance	(37,115)	-
Deferred tax asset, net of valuation allowance	-	27,513

Deferred tax liabilities
Property, plant and equipment, principally due to differences in depreciation	(66,555)	(31,060)
Deferred tax liability	$(66,555)	$(31,060)

The Company did not have any interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the years ended December 31, 2014 and 2013. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

7. COMMITMENTS

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of December 31, 2014 and 2013, the Company has capital commitments of $499,929 and $0, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of December 31, 2014 are payable as follows:

Year ending December 31, 2015	$236,596

Year ending December 31, 2016	89,591

Year ending December 31, 2017	-

Total	$326,187

Rental expenses of the Company were $219,183 and $79,116 for the years ended December 31, 2014 and 2013 respectively.

8. SUBSEQUENT EVENT

The Company evaluated and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, who is also our Chief Financial Officer, Chief Accounting Officer and sole director. Because of these multiple roles, it is impossible to fully segregate duties to ensure that all information required to be disclosed by us in the reports that we file or submit is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of the fiscal year ended December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by our Chief Executive Officer, Chief Financial Officer and sole director.

Based on our evaluation, we determined that, as of December 31, 2014, our internal control over financial reporting was ineffective.

In order to improve the efficiency of our internal control over financial reporting, we have taken and are implementing the following measures:

•	We have planned to establish a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. We will also set up a key monitoring mechanism such as independent directors and audit committee to oversee and monitor Company’s risk management, business strategies and financial reporting procedure

•	We have planned to strengthen our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B.Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our officers and directors as of the date of this Annual Report. Our sole officer and director resides in the PRC and, therefore, it may be difficult for investors to effect service of process within the U.S. upon him or to enforce judgments against him obtained from the United States courts.

The following table sets forth certain information concerning our sole director and executive officer:

Name	Age	Position

Di Xiao	39	Chief Executive Officer, Chief Financial Officer and sole director

The following is a summary of the biographical information of our directors and officers:

DI XIAO, the founder and executive director of Takung, has been in the art investment and consulting industry since 2008. He is familiar with all forms of art dealings, as well as the trading models and risks in the Chinese art market. He has extensively researched the evaluation, storage and insurance of artworks. Prior to founding Takung in 2012, he served as the general manager of Hangzhou LuxTimes Culture and Art Co., Ltd. from March 2009 to January 2013, where he oversaw the general operation. Prior to that, Mr. Xiao served as a director at FAI electronics Co., Ltd. from August 2003 to December 2008, focusing on marketing. Mr. Xiao has a bachelor degree from Tianjin University.

Directors and Officers of Takung

Di Xiao, our present Chief Executive Officer, Chief Financial Officer and sole director is also the founder and sole director and officer (General Manager) of Takung. Under Takung’s Articles of Association and Hong Kong law, Takung is managed by the General Manager who is appointed and supervised by the Board of Directors. A director is appointed by the shareholders for a term of one year or until the next Annual General Meeting and can be re-elected for consecutive terms.

Term of Office

Our sole director holds his position until the next annual meeting of shareholders and until his successor is elected and qualified by our shareholders, or until earlier death, retirement, resignation or removal.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our sole director believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that should be represented on the Board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a chief executive officer, president or similar position at a company.

Presently, Mr. Di Xiao is the sole director of the Company. Mr. Di Xiao possesses many of the skills and experience needed for our business. He has years of experience in the art investment and consulting industry. His knowledge of the industry and familiarity with business management makes him valuable to the Board.

The Board plans to eventually increase its membership to include directors with skills and experience complementary to Mr. Di Xiao’s background.

Director Independence

Except as reported above, our sole officer and director, Mr. Di Xiao, does not hold any directorships in other reporting companies and does not qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15). There are no family relationships among our director or officer.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, our sole officer and director (including those of our subsidiaries) have not:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
•	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

Audit Committee. We intend to establish an audit committee of the Board which will consist of soon-to-be-nominated independent directors. The audit committee’s duties will be to recommend to the Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Audit Committee Financial Expert. The Board currently acts as our audit committee. The Board is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Exchange Act.

Compensation Committee. We intend to establish a compensation committee of the Board. The compensation committee will review and approve our salary and benefits policies, including compensation of executive officers.

Nominating Committee. We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have recently adopted a Code of Business Conduct and Ethics that applies to our principal executive officers and principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees.

The Board held 4 meetings during the fiscal year of 2014.

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent, which amounted to one such action.

Our sole director attended 100% of the total number of meetings of the board and those committees on which he served during the year.

Board Leadership Structure and Role in Risk Oversight

Mr. Di Xiao is the Company’s Chairman, Chief Executive Officer and Chief Financial Officer. The Board’s role in the risk oversight of the Company includes, among other things:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing and approving all proposed related party transactions;

•	discussing the annual audited financial statements with the management; and

•	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

Limitations on Liability

Article VI of our Bylaws limits the liability of our directors, officers and employees to the fullest extent permitted by Delaware law. Consequently, our directors and officers may not be personally liable for monetary damages regarding their duties as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11.Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Takung Art Co., Ltd and its subsidiary, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd in the fiscal years ended December 31, 2014 and 2013 in their capacity as such officers.  Mr. Di Xiao, our present chief executive officer and chief financial officer and sole director, and Mr. Jerett A. Creed, our former chief executive officer, chief financial officer and director receive no additional compensation for their services in their capacity as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Bonus	Stock Options	Total Annual
Di Xiao; CEO, CFO and Director (1)	2014	$18,469	$46,424	-	$64,893
	2013	-	-	-	-
Jerett A. Creed; Former CEO and Director (2)	2014	$96,129	-	-	96,129
	2013	$120,000	$0	$0	$120,000
Ralph M. Sinibaldi, PhD; Former CSO (3)	2014	-	-	-	-
	2013	$200/hr	$0	$0	$7,500
Jack Mott CFO, Former CAO (3)	2014	-	-	-	-
	2013	$1,500 in cash per month, 1,500 shares per month	$0	$0	$22,748 (January 2013 through October 2013)

(1)	In connection with the Reverse Merger, Di Xiao was appointed as our new Chief Executive Officer, Chief Financial Officer and sole director effective from October 20, 2014. He also received a bonus of $46,424 (HK$360,000) for the year 2014.

(2)	Jerett A. Creed was our former Chief Executive Officer and director until his resignation on October 20, 2014 in connection with the Reverse Merger.

(3)	MessrsSinibaldi, Perin and Mott all resigned from their respective positions prior to Reverse Merger.

Employment Agreements

Our former CEO, Mr. Creed's employment agreement provides an annual compensation of $120,000 per year. Additionally the agreement provides for 5% accrued annual interest on the outstanding principle balance for any funds advanced to us or unreimbursed by us from the employee for recognized business expenses. The employment agreement with Mr. Creed is terminated upon his resignation from all positions he held with us.

Operating Subsidiary Executive Compensation Summary

The table below sets forth the positions and compensations for the sole officer and director of Takung for the years ended December 31, 2014 and 2013.

Name	Year	Annual Salary ($)		Total ($)
Di Xiao	2014	92,887.05	(1)	92,887.05
Managing Director	2013	92,887.05	(1)	92,887.05

(1)	Mr. Xiao received a monthly compensation of $7,737(HK$60,000).

Operating Subsidiary Employment Agreements

Mr. Xiao entered into an employment agreement with Takung on June 1, 2014 whereby he agreed to serve as Takung’s General Manager and Managing Director. Pursuant to such employment agreement, Mr. Xiao is entitled to a monthly salary of $7,737 (HK$60,000), which will be reviewed annually in January. The employment agreement may be terminated by either party upon one month’s advance notice.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for Hong Kong private companies in to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We will consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The board of directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

As of the date of this report, our directors have received no compensation for their service on the board of directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Option Grants Table

All prior grants of options had been cancelled as a condition of the purchase of shares from three former shareholders to Yong Li. Accordingly, there were no individual grants or stock options to purchase our common stock made to the executive officers named in the Executive Compensation Table through December 31, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2014, by the executive officers named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of March 6, 2015.

Name and Address	Number of Shares of Common Stock Beneficially Owned(1)	Percentage Ownership of Shares of Common Stock

Owner of More than 5% of Class

Kirin Linkage Limited (6)(7)	41,995,200	18%
Loyal Heaven Limited (6)(8)	167,980,800	72%

Directors and Executive Officers

Jerett A. Creed (2)	—	—
Yong Li (3)	22,185,230	*
Lei Wang (4)	—	—
Di Xiao (5)(7)	10,498,800	*

All directors and executive officers (1 person)	10,498,800	*

*Less than one per cent (1%) of the issued and outstanding shares as of March 31, 2015.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 6, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 6, 2015 (233,306,662), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Jerett A. Creed, was our former Chief Executive Officer and director until his resignation on October 20, 2014 in connection with the Reverse Merger.

(3)	Yong Li was one of our directors and was appointed on August 28, 2014 in connection with his purchase of 22,185,230 shares of common stock from a group of three former shareholders. He resigned as our director on October 20, 2014 in connection with the Reverse Merger.

(4)	Lei Wang was one of our directors and was appointed on August 28, 2014 in connection with Yong Li’s purchase of 22,185,230 shares of common stock from a group of three former shareholders. He resigned as our director on October 20, 2014 in connection with the Reverse Merger.

(5)	In connection with the Reverse Merger, Di Xiao was appointed as our new Chief Executive Officer, Chief Financial Officer and sole director effective from October 20, 2014.

(6)

On October 20, 2014, we acquired HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd (“Takung”) in a Reverse Merger transaction involving Kirin Linkage Limited and Loyal Heaven Limited, Shareholders of Takung. In consideration of receiving all 20,000,000 issued and outstanding shares of Takung, we issued to Kirin Linkage Limited and Loyal Heaven Limited 41,995,200 and 167,980,800 shares of restricted common stock respectively.

(7)	Kirin Linkage Limited, a Cayman Islands company has four shareholders, namely AihuaTian, Caijing Zhao, Yue Zhang and Di Xiao, each holding equal shares of Kirin Linkage Limited. Accordingly, each shareholder of Kirin Linkage Limited has sole investment and voting power over shares owned by Kirin Linkage Limited in the proportion to their respective shareholdings in Kirin Linkage Limited.

(8)	Loyal Heaven Limited, a Cayman Islands company has eight shareholders, namely Yue Zhang (37.5%), Jun Yang (25%), Weiwei Wang (6.25%), Xiuli Li (6.25%), Guolin Xing (6.25%), Yuhua Cao (6.25%), Yao Shi (6.25%) and Shukui Lu (6.25%). Each shareholder has sole investment and voting power over shares owned by Loyal Heaven Limited in the proportion to their respective shareholdings in Loyal Heaven Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than five percent of our outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect our company.

Our former CEO, Mr. Jerett Creed had entered into a loan arrangement with the Company whereby advances to the Company may be made by Mr. Creed from time to time for general working capital purposes. Interest is accrued at 5% annual. The note can be called by Mr. Creed at any time as well it can be converted to equity at the current fair market value at Mr. Creed’s sole option.

Other Related Transactions of Hong Kong Operating Entity

Related Transactions Prior to Reverse-Merger

Except as disclosed above, no executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serve as a trustee or in a similar capacity or has a substantial beneficial interest in is or has been indebted to us at any time since the beginning of our last fiscal year.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Except as reported above, our sole officer and director, Mr. Di Xiao, does not hold any directorships in other reporting companies and does not qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services.

Due to the partner rotation rules and regulations of the U.S. Securities and Exchange Commission and Sarbanes-Oxley Act of 2002 (the "Partner Rotation Rules") which limit the lead audit partner’s audit services to a term of five years, we accepted the resignation of Jonathon P. Reuben, An Accountancy Corporation (“Reuben”) and approved the appointment of Farber Hass Hurley LLP (“Farber”) to serve as the our independent registered accounting firm effective May 1, 2014.

On October 20, 2014, in connection with the Reverse Merger, we dismissed Farberas our independent registered public accounting firm and on the same day, we appointed Albert Wong & Co (“Albert Wong”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our new independent registered public accounting firm.

Audit Fees

We incurred approximately $0 and $16,897 for professional services rendered by Reuben, for the integrated audit of the Company for fiscal years ended December 31, 2014 and 2013, respectively.

We incurred approximately $3,325 for professional services rendered by Farber for the review of our quarterly reports for the quarters ended June 30, 2014 and current report for the reverse merger.

We incurred approximately $89,808 for professional services rendered by Albert Wong for the review of our annual reports for the year ended December 31, 2014, current report for the reverse merger.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2014 and 2013.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2014 and 2013.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2013 and 2014.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment (3)
3.7	Certificate of Incorporation of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
3.8	Articles of Association of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
4.1	2010 Stock Option Plan (5)
10.1	Share Exchange Agreement dated September 23, 2014, by and among Cardigant Medical Inc., HongKong Takung Assets and Equity Artworks Exchange Co., Ltd., and the shareholders of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
10.2	Tenancy Agreement with Hongville Limited (4)
10.3	Co-Owner Agreement (4)
10.4	Provisional Rules Governing the Trading in Artwork Units (4)
10.5	Provisional Rules Governing the Offering and Listing of Artwork Units(4)
10.6	Market Entry Agreement of Traders(4)
10.7	Provisional Administrative Measures Governing the Registration and Clearing of Artwork Units(4)
10.8	Order Form with China Telecom Global Limited(4)
10.9	Employment Letter, dated June 1, 2014, by and between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Di Xiao(4)
10.10	Cooperation Agreement for Bank-Dealer Payment Services, dated August 20, 2013, by and between Wing Lung Bank Ltd. and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.11	Agreement of Funds Transfer Services, dated June 25, 2014, by and between China Merchants Bank Co., Ltd., Hong Kong Branch and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.12	Internet and SMS Marketing Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd*
10.13	Print Media Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd *
10.14	Trader Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd *
10.15	Software Development Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd *
16.1	Letter from Farber Hass Hurley LLP (4)
21.1	List of Subsidiaries *
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated by reference to the exhibit to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporate by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

(4)	Incorporate by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(5)	Incorporated by reference to the exhibit to our registration statement on Form S-1/A filed with the SEC on August 16, 2011.

*Filed herewith

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKUNG ART CO., LTD

Date: March 31, 2015	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Di Xiao	Chief Executive Officer	March 31, 2015
Di Xiao	Chairman of the Board of Directors
and Sole Director (Principal Executive Officer)

/s/ Di Xiao	Chief Financial Officer	March 31, 2015
Di Xiao	(Principal Financial and Accounting Officer)

