Form 10-Q
period 2015-03-31
Takung Art Co., Ltd.
filed 2015-05-15
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock issued and outstanding as of May 14, 2015 is 233,306,662.

FORM 10-Q

TAKUNG ART CO, LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash & equivalents	$2,093,042	$2,355,839
Restricted cash	3,771,078	6,865,821
Deposits	189,872	73,852
Accounts receivables	291,462	291,496
Other receivables	296,098	295,870
Prepayment	126,268	183,083
Due from director	15,962	-
Total current assets	6,783,782	10,065,961

PROPERTY AND EQUIPMENT, net	1,181,866	1,037,758
INTANGIBLES, net	20,544	20,547

TOTAL ASSETS	$7,986,192	$11,124,266

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses and other payables	$1,230,028	$1,891,525
Customer deposits	3,771,078	6,865,821
Due to director	-	2,730
Tax payables	363,819	249,092
Total current liabilities	5,364,925	9,009,168

NON-CURRENT LIABILITIES
Deferred tax liabilities	$78,991	$66,555
Total non-current liabilities	78,991	66,555

TOTAL LIABILITIES	5,443,916	9,075,723

STOCKHOLDERS' EQUITY
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 233,306,662 shares issued and outstanding at March 31, 2015; 233,306,662 shares issued and outstanding at December 31, 2014	233,307	233,307
Additional paid-in capital	2,346,123	2,346,123
Subscription receivables	(1,896,548)	(1,896,548)
Retained earnings	1,859,964	1,365,868
Accumulated other comprehensive loss	(570)	(207)
Total stockholders' equity	2,542,276	2,048,543
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,986,192	$11,124,266

The accompanying notes are an integral part of these condensed financial statements.

TAKUNG ART CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Revenue	$1,274,879	$1,045,384

Cost of revenue	(177,692)	(77,060)

Gross profit	1,097,187	968,324

Operating expenses:
General and administrative expenses	(475,949)	(233,413)

Income from operations	621,238	734,911

Other income	29	19

Income before provision for income taxes	621,267	734,930

Provision for income taxes	127,172	125,061

Net income	$494,095	$609,869

Foreign currency translation adjustment	(364)	2,396

Comprehensive income	$493,731	$612,265

Earnings per common share– basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	233,306,662	209,976,000

The accompanying notes are an integral part of these condensed financial statements.

TAKUNG ART CO., LTD

CONSOLIDATED STATEMENTS OF CASH FLOW

(STATED IN U.S. DOLLARS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:

Net income	$494,095	$609,869
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	74,128	31,439
Changes in operating assets and liabilities:
Deposit	(115,992)	(255)
Other receivables	(281)	(17,741)
Prepayment	56,810	(5,097)
Account receivables	-	(63,130)
Restricted cash	3,093,533	(3,960,869)
Due from director	(18,688)	(501)
Customer deposits	(3,093,533)	3,960,869
Deferred tax liabilities	12,431	-
Provision for profits tax	114,694	125,061
Accrued expenses and other payables	(661,425)	(104,146)
Net cash (used in) provided by operating activities	(44,228)	575,499

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(218,167)	(11,687)
Net cash used in investing activities	(218,167)	(11,687)

Effect of exchange rate change on cash and cash equivalents	(402)	(1,090)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(262,797)	562,722

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,355,839	260,187

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,093,042	$822,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest expense	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TAKUNG ART CO., LTD

NOTES TO CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

(UNAUDITED)

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2015 and December 31, 2014, respectively.

Comprehensive Income

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the period ended March 31, 2015 and 2014, the Company’s comprehensive income includes net income and foreign currency translation adjustments.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities are expressed in USD at the exchange rates on the balance sheet dates, which are 7.7540 and 7.7531 as of March 31, 2015 and December 31, 2014 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which are 7.7556 and 7.7592 for the period ended March 31, 2015 and 2014 respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2015 and December 31, 2014, the Company’s cash and cash equivalents amounted $2,093,042 and $2,355,839, respectively. All of the Company’s cash deposit is held in a financial institution located in Hong Kong where there is currently regulation mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the ownership units, the seller can send instructions to the bank, requesting the amount to be transferred to their personal accounts. After deducting the commission and the management fee as per Takung’s instruction, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account. Restricted cash was $3,771,078 and $6,865,821 as of March 31, 2015 and December 31, 2014, respectively.

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

No impairments were recorded during the period ended March 31, 2015 and December 31, 2014, respectively.

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

Listing fee-The Company collects a listing fee once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such shares accounted as the listing fee revenue accordingly. When the ownership shares of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-31% of the total offering price for calligraphies, paintings and jewelry, which are the major types of artwork listed and traded on our system as of March 31, 2015. Listing fee revenue was $503,633 and $605,733 for the three months ended March 31, 2015 and 2014, respectively.

Commission-The Company charges trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% of the total transaction amount with the minimum charge of $0.13 (HK$1). As part of the referral incentive program, the Company would rebate 5% of the commission earned from the transaction to the related referrer. The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed. Commission revenue was $726,608 and $427,291 for the three months ended March 31, 2015 and 2014, respectively.

Management fee-The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction is completed. Management fee revenue was $43,349 and $12,360 for the three months ended March 31, 2015 and 2014, respectively.

Annual fee income – The Company charges an annual fee for providing traders with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period.

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

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of March 31, 2015 and December 31, 2014, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

Intangible Assets

Intangible assets represent the Company’s trademark. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of March 31, 2015 and December 31, 2014.

Recent Accounting Pronouncements

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

3. PROPERTY AND EQUIPMENT, NET

	March 31, 2015	December 31, 2014

Cost
Furniture, fixtures and equipment	$54,423	$54,429
Leasehold improvements	139,670	139,686
Computer trading and clearing system	1,343,981	1,125,316
Sub-total	1,538,074	1,319,431
Less: accumulated depreciation	(356,208)	(281,673)
Property and equipment, net	$1,181,866	$1,037,758

Depreciation expense was $74,128 and $31,439 for the three months ended March 31, 2015 and 2014, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible asset was $20,544 and $20,547 as of March 31, 2015 and December 31, 2014, respectively.

5. ACCRUED EXPENSES AND OTHER PAYABLES

Accounts payable and other accruals as of March 31, 2015 and December 31, 2014 consisted of:

	March 31,	December 31,
	2015	2014

Trading and clearing system	$350,787	$399,195
Accruals for promotional services related to trading platform	483,621	894,481
Accruals for professional fees	59,556	73,420
Accruals for consulting fees	261,429	413,900
Accruals for office rental	9,319	11,437
Payroll payables	2,664	297
Other payables	62,652	98,795
Total accrued expenses and other payables	$1,230,028	$1,891,525

6. INCOME TAXES

The income tax expense was $127,172 and $125,061 for the three months ended years ended March 31, 2015 and 2014, respectively.

Our effective tax rate was 20.5% and 17% for the three months ended March 31, 2015 and 2014, respectively.

7. COMMITMENTS

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of March 31, 2015 and December 31, 2014, the Company has capital commitments of $348,207 and $499,929, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of March 31, 2015 are payable as follows:

Remaining 2015	$335,006

Year ending December 31, 2016	315,032

Year ending December 31, 2017	225,442

Year ending December 31, 2018	65,754

Total	$941,234

Rental expense of the Company was $65,899 and $48,347 for the three months ended March 31, 2015 and 2014, respectively.

8. SUBSEQUENT EVENT

The Company evaluated and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As a result of the transfer of the excluded assets pursuant to the Contribution Agreement and the acquisition of all the issued and outstanding shares of Takung, we are no longer conducting the Business and have now assumed Takung’s business operations as it is now our only operating wholly-owned subsidiary.

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

On November 5, 2014, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to change our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd.”

We conduct our business primarily in Hong Kong, Special Administrative Region, People’s Republic of China. Our principal executive offices are located at Flat/RM 03-04, 20/F, Hutchison House, 10 Harcourt Road, Central Hong Kong.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statements of the Company for the three-month period ended March 31, 2015 and 2014 and related notes thereto.

THREE-MONTH PERIOD ENDED MARCH 31, 2015 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2014

Revenue

Listing fee revenue was $503,633 and $605,733; commission revenue was $726,608 and $427,291; gross management fee revenue was $43,349 and $12,360 for the three months ended March 31, 2015 and 2014, respectively.

 During the quarterly period ended March 31, 2015, there were four pieces of jewelry successfully listed on our system. The total listing values were $1,624,968 (HK$12,600,000), of which 31% was charged as listing fee revenue. Compared to the corresponding period ended March 31, 2014, two pieces of paintings were listed. The total listing values were $2,580,645 (HK$20,000,000), of which 23.5% was charged as listing fee. The total listing value of the artworks during the period ended March 31, 2015 was less than that in the quarterly period ended March 31, 2014, which resulted in a decrease of listing fee revenue in the current period.

The reason for the increase in commission revenue and management fee is more cumulative artworks were listed during this period which resulted in higher transaction volume during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2015 and 2014 was $177,692 and $77,060, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform. Since the second half of 2014, we have acquired additional hardware and equipment, developed new and upgraded the existing functionality of our trading, banking integration and social media platforms.

In the third quarter of 2014, we entered into an agreement with Qianrong to provide software development services with a total contract amount of $644,173 (HK$4,995,000). The services contracted for are divided into eight modules, according to different upgrades and new functionalities. As of March 31, 2015, six out of the eight modules have been completed and are operational. We have started to capitalize (with a total cost of $296,011 (HK$2,295,000)) and amortize these costs. All of these additional costs would contribute to an increase in our cost of revenue through 2015.

Gross Profit

Gross profit was $1,097,187 for the three months ended March 31, 2015, compared to $968,324 for the three months ended March 31, 2014. The increase was due to the higher transaction volume with more artworks trading on our platform.

Despite the increase in gross profit, there was a decrease in gross profit margin during the three months ended March 31, 2015 compared to the corresponding period in 2014. This is due to a different mix of revenues between two periods with less percentage of listing fee revenue, which generates higher gross profit margin than the rest of the revenue transactions, in the total revenues during the current period. The total listing value of the artworks during the period ended March 31, 2015 and 2014 were $1,624,968 and $2,580,648, respectively. This resulted in a decrease of listing fee revenue by $102,100. Meanwhile, the percentage contributed by listing revenue to the total revenues decreased from 57.9% during the three months ended March 31, 2014 down to 39.5% during the current period. This resulted in a decrease in gross profit margin from 92.6% to 86% during the current period.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 were $475,949 compared to $233,413 for the three months ended March 31, 2014. The substantial increase was primarily due to an increase in legal and professional fees amounting to $100,776 because of more filing and compliance activities; an increase in salaries amounting to $74,714 because of increase of headcounts; and an increase in travelling expenses amounting to $23,055 because of more promotional activities for operation expansion in the current period.

The following table sets forth the main components of the Company’s operating expenses for the three months ended March 31, 2015 and 2014.

	Three months ended March 31, 2015		Three months ended March 31, 2014
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	83,953	17.6%	73,348	31.4%
Legal and professional fees	121,541	25.5%	20,765	8.9%
Salary and welfare	125,435	26.4%	50,721	21.7%
Office expenses and rental	45,785	9.6%	47,247	20.3%
Marketing expenses	9,456	2.0%	8,150	3.5%
Traveling and accommodation fees	43,410	9.1%	20,355	8.7%
Others	46,369	9.8%	12,827	5.5%
Total G&A	$475,949	100.0%	$233,413	100.0%

Net Income

We had a net income for the three months ended March 31, 2015 of $494,095 compared to net income of $609,869 for the three months ended March 31, 2014.

The decrease in net income during this current period was due to an increase of operating expenses by $242,536, although there was an increase of gross profit of $128,863, as discussed in previous paragraphs.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2015, net cash used in operating activities totaled $44,228. Net cash used by investing activities totaled $218,167. No cash was generated from financing activities during the period. The resulting change in cash for the period was a decrease of $262,797. The cash balance at the beginning of the period was $2,355,839. The cash balance on March 31, 2015 was $2,093,042.

During the three months ended March 31, 2014, net cash generated from operating activities totaled $575,499. Net cash used by investing activities totaled $11,687. No cash was generated from financing activities during the period. The resulting change in cash for the period was an increase of $562,722. The cash balance at the beginning of the period was $260,187. The cash balance on March 31, 2014 was $822,909.

As of March 31, 2015, the Company had $5,364,925 in total current liabilities, which comprised of $1,230,028 in accrued expense and other payables, $3,771,078 in customer deposits, and $363,819 in tax payables. As of December 31, 2014, the Company had $9,009,168 in total current liabilities, which comprised of $1,891,525 in accrued expenses and other payables, $6,865,821 in customer deposits, $2,730 in due to director, and $249,092 in tax payables.

The Company had deferred tax liabilities as long-term liability of $78,991 as of March 31, 2015, and $66,555 as of December 31, 2014, respectively. The Company’s total liabilities as of March 31, 2015 and December 31, 2014 amounted to $5,443,916 and $9,075,723, respectively.

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

Future Financings

Our business is sufficiently funded by cash generated from our operating activities. In order to further expand our business operations at a higher growth rate, we may need to obtain financing through equity sales of our common shares. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to expand our operations and other activities or if we are able, there is no guarantee that existing shareholders will not be substantially diluted.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2015 and December 31, 2014, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2015 and December 31, 2014, the Company’s cash and cash equivalents amounted to $2,093,042 and $2,355,839, respectively. All of the Company’s cash deposits are held in a financial institution located in Hong Kong, where there is currently regulation mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the ownership units, the seller will send instructions to the bank, requesting the amount to be transferred to their personal account. After deducting the commission and the management fee as per Takung’s instruction, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account. Restricted cash amounted $3,771,078 and $6,865,821 as of March 31, 2015 and December 31, 2014, respectively.

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

No impairments were recorded during the period ended March 31, 2015 and December 31, 2014, respectively.

Revenue Recognition

The Company generates revenue from its services in connection with the offering and trading of artwork on its system, primarily consisting of listing fees, trading commissions, and management fees.

We recognize revenue once all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery of our obligations to our customer has occurred;

•	the price is fixed or determinable; and

•	collectability of the related receivable is reasonably assured

Listing fee-The Company collects a listing fee once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such shares accounted as the listing fee revenue accordingly. When the ownership shares of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-31% of the total offering price for calligraphies, paintings and jewelry, which are the major types of artwork listed and traded on our system as of March 31, 2015. Listing fee revenue was $503,633 and $605,733 for the three months ended March 31, 2015 and 2014, respectively.

Commission-The Company charges trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% of the total transaction amount with the minimum charge of $0.13 (HK$1). As part of the referral incentive program, the Company would rebate 5% of the commission earned from the transaction to the related referrer. The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed. Commission revenue was $726,608 and $427,291 for the three months ended March 31, 2015 and 2014, respectively.

Management fee-The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction is completed. Management fee revenue was $43,349 and $12,360 for the three months ended March 31, 2015 and 2014, respectively.

Annual fee income – The Company charges an annual fee for providing traders with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period.

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

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of March 31, 2015 and December 31, 2014, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

Intangible Assets

Intangible assets represent the Company’s trademark. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of March 31, 2015 and December 31, 2014.

Recent Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, who is also our Chief Financial Officer, Chief Accounting Officer and sole director. Because of these multiple roles, it is impossible to fully segregate duties to ensure that all information required to be disclosed by us in the reports that we file or submit is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2015.

In order to remediate the material weakness, we are in the process of hiring the Chief Financial Officer with expertise in US GAAP and SEC reporting.

Moreover, we have hired an external consultant with extensive experience in US GAAP and reports with the SEC who is responsible for assisting the Company with (i) the preparation of its financial statements in accordance with US GAAP, and (ii) its periodic reports with the SEC.

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

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	By-laws of the Company (2)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment of the Certificate of Incorporation (4)
3.7	Certificate of Incorporation of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.(3)
3.8	Articles of Association of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)        Incorporated by reference to the exhibit to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)        Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)        Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(4)        Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKUNG ART CO., LTD

Date: May 15, 2015	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer)/ Chief Financial Officer (Principal Financial Officer) and Director

