Form 10-Q
period 2015-06-30
Takung Art Co., Ltd.
filed 2015-08-14
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

☐Yes ☒ No

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

The number of shares of common stock issued and outstanding as of August 13, 2015 is 9,332,267.

FORM 10-Q

TAKUNG ART CO, LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash & equivalents	$2,221,878	$2,355,839
Restricted cash	6,882,400	6,865,821
Deposits	190,400	73,852
Accounts receivables	291,564	291,496
Other receivables	83,246	295,870
Prepayment	411,518	183,083
Due from director	4,305	-
Total current assets	10,085,311	10,065,961

PROPERTY AND EQUIPMENT, net	1,117,091	1,037,758
INTANGIBLES, net	20,551	20,547

TOTAL ASSETS	$11,222,953	$11,124,266

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses and other payables	$751,583	$1,891,525
Customer deposits	6,882,400	6,865,821
Due to director	-	2,730
Tax payables	395,415	249,092
Total current liabilities	8,029,398	9,009,168

NON-CURRENT LIABILITIES
Deferred tax liabilities	$57,253	$66,555
Total non-current liabilities	57,253	66,555

TOTAL LIABILITIES	8,086,651	9,075,723

STOCKHOLDERS' EQUITY
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 9,332,267 shares issued and outstanding as of June 30, 2015 and December 31, 2014	9,332	9,332
Additional paid-in capital	2,570,098	2,570,098
Subscription receivables	(1,380,703)	(1,896,548)
Retained earnings	1,937,139	1,365,868
Accumulated other comprehensive loss	436	(207)
Total stockholders' equity	3,136,302	2,048,543
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,222,953	$11,124,266

The accompanying notes are an integral part of these condensed financial statements.

TAKUNG ART CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$936,101	$468,264	$2,210,980	$1,513,648

Cost of revenue	(200,120)	(99,824)	(377,812)	(176,884)

Gross profit	735,981	368,440	1,833,168	1,336,764

Operating expenses:
General and administrative expenses	(649,529)	(313,828)	(1,125,478)	(547,241)

Income from operations	86,452	54,612	707,690	789,523

Other income	454	44	483	63

Income before provision for income taxes	86,906	54,656	708,173	789,586

Provision for income taxes	9,730	13,044	136,902	138,105

Net income	$77,176	$41,612	$571,271	$651,481

Foreign currency translation adjustment	984	(692)	620	1,704

Comprehensive income	$78,160	$40,920	$571,891	$653,185

Earnings per common share– basic and diluted	$0.01	$0.00	$0.06	$0.08
Weighted average number of common shares outstanding	9,332,267	8,339,040	9,332,267	8,339,040

The accompanying notes are an integral part of these condensed financial statements.

TAKUNG ART CO., LTD

CONSOLIDATED STATEMENTS OF CASH FLOW

(STATED IN U.S. DOLLARS)

(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:

Net income	$571,271	$651,481
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	156,940	86,561
Changes in operating assets and liabilities:
Deposit	(116,498)	(287)
Other receivables	212,571	(27,537)
Prepayment	(228,333)	(6,856)
Account receivables	-	(31,016)
Restricted cash	(17,789)	(626,343)
Due from director	(7,033)	3,416
Customer deposits	17,789	626,343
Deferred tax assets	-	27,507
Deferred tax liabilities	(9,310)	(1,402)
Tax payable	146,238	-
Accrued expenses and other payables	(1,139,853)	101,277
Net cash (used in) provided by operating activities	(414,007)	803,144

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(236,448)	(24,435)
Net cash used in investing activities	(236,448)	(24,435)

Cash flows from financing activities:
Proceeds from subscription receivables	515,876	-
Net cash provided by financing activities	515,876	-

Effect of exchange rate change on cash and cash equivalents	618	1,721

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(133,961)	780,430

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,355,839	260,187

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,221,878	$1,040,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest expense	$-	$-

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

REVERSE MERGER

On October 20, 2014, Cardigant Medical Inc. (or “Cardigant”) acquired all the issued and outstanding shares of Takung, a privately held Hong Kong corporation, pursuant to the Share Exchange Agreement and Takung became the wholly owned subsidiary of Cardigant in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of Takung common stock were converted, at an exchange ratio of 10.4988-for-1, into an aggregate of 209,976,000 shares of Cardigant common stock and Takung became a wholly owned subsidiary of Cardigant. The holders of Cardigant’s common stock as of immediately prior to the Merger held an aggregate of 23,330,662 shares of Cardigant’s common stock, The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, Cardigant’s name was changed from “Cardigant Medical Inc.” to “Takung Art Co., Ltd.”

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse stock split

On August 10, 2015, the Company’s board of directors and a majority of the Company’s shareholders approved a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-25.

Upon filing of the Certificate of Amendment, every twenty-five shares of the Company’s issued and outstanding common stock were automatically converted into one issued and outstanding share of common stock, without any change in par value per share. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the 1-for-25 reverse stock split. See Notes 8 for additional information about the reverse stock split.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2015 and December 31, 2014, respectively.

Comprehensive Income

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the period ended June 30, 2015 and 2014, the Company’s comprehensive income includes net income and foreign currency translation adjustments.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities are expressed in USD at the exchange rates on the balance sheet dates, which are 7.7513 and 7.7531 as of June 30, 2015 and December 31, 2014 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which are 7.7538 and 7.7592 for the period ended June 30, 2015 and 2014 respectively. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents amounted $2,221,878 and $2,355,839, respectively. All of the Company’s cash deposit is held in a financial institution located in Hong Kong where there is currently regulation mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the ownership units, the seller can send instructions to the bank, requesting the amount to be transferred to their personal accounts. After deducting the commission and the management fee as per Takung’s instruction, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account. Restricted cash was $6,882,400 and $6,865,821 as of June 30, 2015 and December 31, 2014, respectively.

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

No impairments were recorded during the period ended June 30, 2015 and December 31, 2014, respectively.

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

Listing fee-The Company collects a listing fee once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such shares accounted as the listing fee revenue accordingly. When the ownership shares of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-47% of the total offering price for calligraphies, paintings and jewelry, which are the major types of artwork listed and traded on our system as of June 30, 2015. Listing fee revenue was $606,143 and $1,109,776 for the three and six months ended June 30, 2015, respectively, and $0 and $605,995 for the three and six months ended June 30, 2014.

Commission-The Company charges trading commissions for the purchase and sale of the ownership units of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction of the sales of artwork units is completed.

As part of the referral incentive program, the Company would rebate 5% of the commission earned from the transaction to the related referrer. A discount program is offered to the VIP traders that when their trading volumes of the certain artworks reach an agreed level of each month, a contractually determined flat rate of trading commission is applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate will be waived. The discounted rate varies between the selected artworks. Besides, a separate discount program is offered to the buyers by waiving their trading commissions during certain promotion periods. The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Commission revenue was $301,382 and $1,027,990 for the three and six months ended June 30, 2015, respectively, and $445,978 and $873,011 for the three and six months ended June 30, 2014, respectively.

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

A discount program is offered to waive the management fee during certain promotion periods. Such discount is recognized as a reduction of the revenue in the same period the related revenue is recognized.

Management fee revenue was $28,436 and $71,785 for the three and six months ended June 30, 2015, respectively, and $22,286 and $34,642 for the three and six months ended June 30, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

Intangible Assets

Intangible assets represent the Company’s trademark. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2015 and December 31, 2014.

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

In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

	June 30, 2015	December 31, 2014

Cost
Furniture, fixtures and equipment	$61,403	$54,429
Leasehold improvements	140,944	139,686
Computer trading and clearing system	1,353,474	1,125,316
Sub-total	1,555,821	1,319,431
Less: accumulated depreciation	(438,730)	(281,673)
Property and equipment, net	$1,117,091	$1,037,758

Depreciation expense was $ $82,812 and $156,940 for the three and six months ended June 30, 2015, respectively, and $55,122 and $86,561 for the three and six months ended June 30, 2014, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible asset was $20,551 and $20,547 as of June 30, 2015 and December 31, 2014, respectively.

5. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2015 and December 31, 2014 consisted of:

	June 30,	December 31,
	2015	2014

Trading and clearing system	$92,888	$399,195
Accruals for promotional services related to trading platform	-	894,481
Accruals for professional fees	97,867	73,420
Accruals for consulting fees	210,767	413,900
Accruals for office rental	19,428	11,437
Payroll payables	-	297

Other payables	330,633	98,795
Total accrued expenses and other payables	$751,583	$1,891,525

6. INCOME TAXES

The income tax expense was $9,730 and $136,902 for the three and six months ended June 30, 2015, and $13,044 and $138,105 for the three and six months ended June 30, 2014, respectively.

Our effective tax rate was 11.2% and 19.3% for the three and six months ended June 30, 2015 respectively, and 23.9% and 17.5% for the three and six months ended June 30, 2014 respectively.

7. COMMITMENTS

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of June 30, 2015 and December 31, 2014, the Company has capital commitments of $348,329 and $499,929, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of June 30, 2015 are payable as follows:

Remaining 2015	$217,419

Year ending December 31, 2016	315,106

Year ending December 31, 2017	225,494

Year ending December 31, 2018	65,769
Total	$823,788

Rental expense of the Company was $61,287 and $127,186 for the three and six months ended June 30, 2015. Rental expense of the Company was $48,318 and $96,665 for the three and six months ended June 30, 2014.

8. SUBSEQUENT EVENT

On July 28, 2015, the Company incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd., in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Through this subsidiary, the Company intends to provide a facility for one-to-one art transaction sales that will allow a seller to use the platform to list artwork for sale at a fixed price.

During July 2015, the Company has received the remaining balance of subscription receivables, $1,380,703, from the shareholders.

On August 10, 2015 (the “Effective Time”), the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-25 (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s board of directors and by written consent of the holders of a majority of the Company’s issued and outstanding common stock.

Upon filing of the Certificate of Amendment, every twenty-five shares of the Company’s issued and outstanding common stock were automatically converted into one issued and outstanding share of common stock, without any change in par value per share. The Reverse Stock Split will be applied to all shares of the Company’s common stock outstanding immediately prior to the Effective Time. In addition, the Reverse Stock Split will effect a reduction in the number of shares of common stock issuable upon the conversion of shares of preferred stock or upon the exercise of stock options or warrants outstanding immediately prior to the effectiveness of the Reverse Stock Split. No fractional shares will be issued as a result of the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share will be entitled to rounding up their fractional shares to the nearest whole number.

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

On November 5, 2014, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of the State of Delaware to change our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd.”

We conduct our business primarily in Hong Kong, Special Administrative Region, People’s Republic of China. Our principal executive offices are located at Flat/RM 03-04, 20/F, Hutchison House, 10 Harcourt Road, Central Hong Kong.

On July 28, 2015, our Hong Kong subsidiary, Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd., in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Through this newly-formed subsidiary, the Company intends to provide a facility for one-to-one art transaction sales that will allow a seller to use the platform to list artwork for sale at a fixed price. The value of each art work listed is expected to be below US$ 20,000 with Takung handling the complete sale and settlement on the platform using the current settlement method.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statements of the Company for the three-month period ended June 30, 2015 and 2014 and related notes thereto.

THREE-MONTH PERIOD ENDED JUNE 30, 2015 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2014

Revenue

Listing fee revenue was $606,143 and $0; commission revenue was $301,382 and $445,978; gross management fee revenue was $28,436 and $22,286 for the three months ended June 30, 2015 and 2014 respectively.

 During the three months period ended June 30, 2015, we successfully listed five pieces precious stones on our system. The total listing values were $1,290,106 (HK$10,000,000) for all the stones, of which 47% was charged as listing fee revenue. Compared to the corresponding period ended June 30, 2014 when there was no artwork listed, this is a significant increase of listing fee revenue in the current period from the comparable period in 2014.

During the three months period ended June 30, 2015, there were two promotional events, which offered discounts to our traders. The first discount program, which began on April 1, 2015, was offered to the VIP traders. When their trading volumes of the certain artworks reached a threshold level each month, a contractually determined flat rate of trading commission is applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate will be waived. The discount amount offered to those VIP traders during the three months ended Jun 30, 2015 amounted to $474,043. The second promotion event, which was held from April 9, 2015 to June 8, 2015, waived the trading commissions from all buyers, as well as the management fee for all artworks. The discount amount on commission and management fee offered from this program amounted to $413,786 and $61,583, respectively. This resulted in a decrease in commission revenue, even though there was higher trading volume with more artworks listed during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2015 and 2014 was $200,120 and $99,824, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform. Since the second half of 2014, we have acquired additional hardware and equipment, developed new and upgraded the existing functionality of our trading, banking integration and social media platforms.

In the third quarter of 2014, we entered into an agreement with Qianrong to provide software development services with a total contract amount of $644,173 (HK$4,995,000). The services contracted for are divided into eight modules, according to different upgrades and new functionalities. As of June 30, 2015, six out of the eight modules have been completed and are operational. We have started to capitalize (with a total cost of $296,011 (HK$2,295,000)) and amortize these costs. All of these additional costs would contribute to an increase in our cost of revenue through 2015.

Gross Profit

Gross profit was $735,891 for the three months ended June 30, 2015, compared to $368,440 for the three months ended June 30, 2014. The increase was due to the higher transaction volume with more artworks trading on our platform.

The gross profit margin during the three months ended June 30, 2015 is comparable to the corresponding period in 2014. Although the revenue from commission decreased due to the discount programs offered in the current period, and the cost of revenue increased due to purchase and lease of more equipment to enhance the trading platform, there were more artworks listed in the current period with a total listing value of $1,290,206. This generated more listing fee revenue with higher profit margins compared to the rest of our revenue streams. Listing fees contributed 64.8% of the total revenue compared zero in the prior period. Consequently, we posted a comparable gross profit margin of 78.6% and 78.7% for the three months ended June 30, 2015 and 2014 respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 were $649,529 compared to $313,828 for the three months ended June 30, 2014. The substantial increase was primarily due to an increase in consultancy fees by $59,833 due to more consultants being engaged, an increase in legal and professional fees amounting to $35,783 because of more filing and compliance activities; an increase in salaries amounting to $86,896 because of an increase of employee headcount; an increase in market expenses by $42,948, and an increase in travelling expenses amounting to $40,118 because of more promotional activities to expand our operations .

The following table sets forth the main components of the Company’s operating expenses for the three months ended June 30, 2015 and 2014.

	Three months ended June 30, 2015		Three months ended June 30, 2014
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	135,681	20.9%	75,848	24.2%
Legal and professional fees	146,378	22.5%	110,595	35.2%
Salary and welfare	134,667	20.7%	47,771	15.2%
Office expenses and rental	79,104	12.2%	44,312	14.2%
Marketing expenses	48,343	7.4%	5,394	1.7%
Traveling and accommodation fees	53,152	8.2%	13,034	4.1%
Others	52,204	8.1%	16,874	5.4%
Total G&A	$649,529	100.0%	$313,828	100.0%

Net Income

We had a net income for the three months ended June 30, 2015 of $77,176 compared to net income of $41,612 for the three months ended June 30, 2014.

The increase in net income during this current period was due to an increase in artworks listed and higher trading volume due to more artworks being listed on our platform, as discussed in previous paragraphs.

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statements of the Company for the six-month period ended June 30, 2015 and 2014 and related notes thereto.

SIX-MONTH PERIOD ENDED JUNE 30, 2015 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2014

Revenue

Listing fee revenue was $1,109,776 and $605,995; commission revenue was $1,027,990 and $873,011; gross management fee revenue was $71,785 and $34,642; for the six months ended June 30, 2015 and 2014, respectively.

 During the six months ended June 30, 2015, there were four pieces of jewelry and five pieces of precious stones successfully listed on our system. The total listing values were $1,624,968 (HK$12,600,000) for the four pieces of jewelry and $1,290,106 (HK$10,000,000) for five pieces of precious stones, of which 31% and 47% were charged as listing fee revenue, respectively. Compared to the corresponding period ended June 30, 2014, two pieces of paintings were listed. The total listing values were $2,580,645 (HK$20,000,000), of which 23.5% was charged as listing fee. The increase in total listing value of the jewelry and precious stones with higher listing fees charged during the six month ended June 30, 2015 compared to six months ended June 30, 2014 resulted in an increase of listing fee revenue in the current period.

During the six months ended June 30, 2015, there were two promotional events which offered discounts to our traders. The first discount program, which began on April 1, 2015, was offered to the VIP traders. When their trading volumes of the certain artworks reach a threshold level each month, a contractually determined flat rate of trading commission is applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate will be waived. The discount amount offered to those VIP traders during the six months ended June 30, 2015 was $474,043. The second promotional event, which was held from April 9, 2015 to June 8, 2015, waived the trading commissions from all buyers, as well as the management fee for all artworks. The discount amount on commission and management fees offered from this program were $413,786 and $61,583, respectively. This limited the increase in commission revenue and management fee even though there were significantly higher trading volumes with more artworks listed during the six months ended June 30, 2015 compared to the six months June 30, 2014.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2015 and 2014 was $377,812 and $176,884, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform. Since the second half of 2014, we have acquired additional hardware and equipment, developed new and upgraded the existing functionality of our trading, banking integration and social media platforms.

In the third quarter of 2014, we entered into an agreement with Qianrong to provide software development services with a total contract amount of $644,173 (HK$4,995,000). The services contracted for are divided into eight modules, according to different upgrades and new functionalities. As of June 30, 2015, six out of the eight modules have been completed and are operational. We have started to capitalize (with a total cost of $296,011 (HK$2,295,000)) and amortize these costs. All of these additional costs would contribute to an increase in our cost of revenue through 2015.

Gross Profit

Gross profit was $1,833,168 for the six months ended June 30, 2015, compared to $1,336,764 for the six months ended June 30, 2014. The increase was due to the higher transaction volume with more artworks trading on our platform.

Despite the increase in gross profit, there was a decrease in gross profit margin during the six months ended June 30, 2015 compared to the corresponding period in 2014. Although there was an increase in listing revenue which generates higher profit margin than the rest of our revenue streams, it was offset by the discounts offered during the two promotional events in current period. The total discount on commission revenue and management fee revenue for the six months ended June 30, 2014 were $887,829 and $61,583 respectively, whereas there was no discount offered in the prior corresponding period. Consequently, this resulted in a decrease in gross profit margin from 88.3% to 82.9% during the current period compared to the same period in 2014.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 were $1,125,478 compared to $547,241 for the six months ended June 30, 2014. The substantial increase was primarily due to an increase in consultancy fees amounting to $70,438 because of more consultants being engaged; an increase in legal and professional fees amounting to $134,559 because of more filing and compliance activities; an increase in salaries amounting to $161,610 because of an increase in employee headcount; an increase of market expenses by $44,254, and an increase in travelling expenses amounting to $92,047 because of more promotional activities to expand our operations .

The following table sets forth the main components of the Company’s operating expenses for the six months ended June 30, 2015 and 2014.

	Six months ended June 30, 2015		Six months ended June 30, 2014
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	219,634	19.5%	149,196	27.3%
Legal and professional fees	265,919	23.6%	131,360	24.0%
Salary and welfare	260,102	23.1%	98,492	18.0%
Office expenses and rental	126,889	11.3%	102,905	18.8%
Marketing expenses	57,798	5.1%	13,544	2.5%
Traveling and accommodation fees	96,562	8.6%	4,515	0.8%
Others	98,574	8.8%	47,229	8.6%
Total G&A	$1,125,478	100.0%	$547,241	100.0%

Net Income

We had a net income for the six months ended June 30, 2015 of $571,271 compared to net income of $651,481 for the six months ended June 30, 2014.

The decrease in net income during this current period was due to an increase in operating expenses by $578,237, although there was an increase of gross profit of $496,404, as discussed in previous paragraphs.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2015, net cash used in operating activities totaled $414,007. Net cash used by investing activities totaled $236,448. Net cash provided by financing activities was $515,876. The resulting change in cash for the period was a decrease of $133,961. The cash balance at the beginning of the period was $2,355,839. The cash balance on June 30, 2015 was $2,221,878.

During the six months ended June 30, 2014, net cash generated from operating activities totaled $803,144. Net cash used by investing activities totaled $24,435. No cash was generated from financing activities during the period. The resulting change in cash for the period was an increase of $780,430. The cash balance at the beginning of the period was $260,187. The cash balance on June 30, 2014 was $1,040,617.

As of June 30, 2015, the Company had $8,029,398 in total current liabilities, which comprised $751,583 in accrued expense and other payables, $6,882,400 in customer deposits, and $395,415 in tax payables. As of December 31, 2014, the Company had $9,009,168 in total current liabilities, which comprised $1,891,525 in accrued expenses and other payables, $6,865,821 in customer deposits, $2,730 due to our director, and $249,092 in tax payables.

The Company had deferred tax liabilities as long-term liability of $57,253 as of June 30, 2015, and $66,555 as of December 31, 2014, respectively. The Company’s total liabilities as of June 30, 2015 and December 31, 2014 amounted to $8,086,651 and $9,075,723, respectively.

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

Reverse stock split

On August 10, 2015, the Company’s board of directors and a majority of the Company’s shareholders approved a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-25.

Upon filing of the Certificate of Amendment, every twenty-five shares of the Company’s issued and outstanding common stock were automatically converted into one issued and outstanding share of common stock, without any change in par value per share. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the 1-for-25 reverse stock split. See Notes 8 for additional information about the reverse stock split.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2015 and December 31, 2014, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents amounted $2,221,878 and $2,355,839, respectively. All of the Company’s cash deposit is held in a financial institution located in Hong Kong where there is currently regulation mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the ownership units, the seller can send instructions to the bank, requesting the amount to be transferred to their personal accounts. After deducting the commission and the management fee as per Takung’s instruction, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account. Restricted cash was $6,882,400 and $6,865,821 as of June 30, 2015 and December 31, 2014, respectively.

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

No impairments were recorded during the period ended June 30, 2015 and December 31, 2014, respectively.

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

Listing fee-The Company collects a listing fee once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such shares accounted as the listing fee revenue accordingly. When the ownership shares of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-47% of the total offering price for calligraphies, paintings and jewelry, which are the major types of artwork listed and traded on our system as of June 30, 2015. Listing fee revenue was $606,143 and $1,109,776 for the three and six months ended June 30, 2015, respectively, and $0 and $605,995 for the three and six months ended June 30, 2014.

Commission-The Company charges trading commissions for the purchase and sale of the ownership units of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction of the sales of artwork units is completed.

As part of the referral incentive program, the Company would rebate 5% of the commission earned from the transaction to the related referrer. A discount program is offered to the VIP traders that when their trading volumes of the certain artworks reach an agreed level of each month, a contractually determined flat rate of trading commission is applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate will be waived. The discounted rate varies between the selected artworks. Besides, a separate discount program is offered to the buyers by waiving their trading commissions during certain promotion periods. The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Commission revenue was $301,382 and $1,027,990 for the three and six months ended June 30, 2015, respectively, and $445,978 and $873,011for the three and six months ended June 30, 2014, respectively.

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

A discount program is offered to waive the management fee during certain promotion periods. Such discount is recognized as a reduction of the revenue in the same period the related revenue is recognized.

Management fee revenue was $28,436 and $71,785 for the three and six months ended June 30, 2015, respectively, and $22,286 and $34,642 for the three and six months ended June 30, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

Intangible Assets

Intangible assets represent the Company’s trademark. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2015 and December 31, 2014.

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

In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We are still evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, who is also our Chief Financial Officer, Chief Accounting Officer and sole director. Because of these multiple roles, it is impossible to fully segregate duties to ensure that all information required to be disclosed by us in the reports that we file or submit is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2015.

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

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit
No.	Description

3.1	Certificate of Incorporation (1)
3.2	By-laws of the Company (2)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment of the Certificate of Incorporation (4)
3.7	Certificate of Amendment filed with the State of Delaware on August 10, 2015 (5)
3.8	Certificate of Incorporation of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd. (3)
3.9	Articles of Association of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd. (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

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

(5)        Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on August 12, 2015.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKUNG ART CO., LTD

Date: August 14, 2015	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer)/ Chief Financial Officer (Principal Financial Officer) and Director

