Form 10-Q
period 2015-09-30
Takung Art Co., Ltd.
filed 2015-11-13
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

+852 3158 0977

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          ☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock issued and outstanding as of November 12, 2015 is 9,632,276.

FORM 10-Q

TAKUNG ART CO, LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash & equivalents	$4,591,681	$2,355,839
Restricted cash	14,719,845	6,865,821
Deposits	191,595	73,852
Accounts receivables	291,617	291,496
Other receivables	50,536	295,870
Prepayment	745,584	183,083
Due from director	502	-
Total current assets	20,591,360	10,065,961

PROPERTY AND EQUIPMENT, net	1,304,020	1,037,758
INTANGIBLES, net	20,555	20,547

TOTAL ASSETS	$21,915,935	$11,124,266

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$14,987	$-
Accrued expenses and other payables	534,141	1,891,525
Customer deposits	14,719,845	6,865,821
Due to director	-	2,730
Tax payables	744,875	249,092
Total current liabilities	16,013,848	9,009,168

NON-CURRENT LIABILITIES
Deferred tax liabilities	$51,261	$66,555
Total non-current liabilities	51,261	66,555

TOTAL LIABILITIES	16,065,109	9,075,723

STOCKHOLDERS' EQUITY
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 9,632,267 shares issued and outstanding at September 30, 2015; 9,332,267 shares issued and outstanding at December 31, 2014	9,632	9,332
Additional paid-in capital	2,755,798	2,570,098
Subscription receivables	-	(1,896,548)
Retained earnings	3,081,213	1,365,868
Accumulated other comprehensive loss	4,183	(207)
Total stockholders' equity	5,850,826	2,048,543
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,915,935	$11,124,266

The accompanying notes are an integral part of these condensed financial statements.

TAKUNG ART CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014 (restated)	2015	2014 (restated)
Revenue	$2,706,388	$921,860	$4,917,368	$2,435,448

Cost of revenue	(214,530)	(119,156)	(592,342)	(296,029)

Gross profit	2,491,858	802,704	4,325,026	2,139,419

Operating expenses:
General and administrative expenses	(999,072)	(415,437)	(2,124,550)	(970,951)

Income from operations	1,492,786	387,267	2,200,476	1,168,468

Other income (loss)	(5,201)	59	(4,718)	122

Income before provision for income taxes	1,487,585	387,326	2,195,758	1,168,590

Provision for income taxes	(343,512)	(68,214)	(480,414)	(205,116)

Net income	$1,144,073	$319,112	$1,715,344	$963,474

Foreign currency translation adjustment	(22,523)	(4,006)	(21,903)	(2,302)

Comprehensive income	$1,121,550	$315,106	$1,693,441	$961,172

Earnings per common share– basic and diluted	$0.12	$0.04	$0.18	$0.12
Weighted average number of common shares outstanding	9,452,919	8,339,040	9,407,386	8,339,040

The accompanying notes are an integral part of these condensed financial statements.

TAKUNG ART CO., LTD

CONSOLIDATED STATEMENTS OF CASH FLOW

(STATED IN U.S. DOLLARS)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014 (restated)
Cash flows from operating activities:

Net income	$1,715,344	$963,474
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	240,921	134,901
Share-based compensation	186,000	-

Changes in operating assets and liabilities:
Deposit	(117,678)	(302)
Other receivables	213,665	(30,415)
Prepayment	(562,231)	24,796
Account receivables	-	(82,554)
Restricted cash	(7,949,252)	(1,510,621)
Accounts payables	14,980	-
Due todirector	(3,231)	8,357
Customer deposits	7,949,252	1,511,666
Deferred tax assets	-	27,504
Deferred tax liabilities	(15,303)	(4,557)
Tax payable	495,775	182,170
Accrued expenses and other payables	(1,356,612)	90,058
Net cash provided by operating activities	811,630	1,314,477

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(507,032)	(20,544)
Deposit for property, plant and equipment		(164,665)
Net cash used in investing activities	(507,032)	(185,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscription receivables	1,928,191	-
Net cash provided by (used in) investing activities	1,928,191	-

Effect of exchange rate change on cash and cash equivalents	3,053	(1,854)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,235,842	1,127,414

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,355,839	260,187

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,591,681	$1,387,601

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$-	$-
Cash paid during the year for interest expense	$-	$-

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

Takung (Shanghai) Co., Ltd (“Takung Shanghai”) is a limited liability company, with a registered capital of $1 million, located in the Shanghai Pilot Free Trade Zone. Takung Shanghai was incorporated on July 28, 2015. It is engaged in providing services to its parent company Hong Kong Takung Assets and Equity of Artworks Exchange Co. Ltd. ("Takung") by receiving deposits from and making payments to online artwork traders of Takung for and on behalf of Takung.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2015 and December 31, 2014, respectively.

Comprehensive Income

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the period ended September 30, 2015 and 2014, the Company’s comprehensive income includes net income and foreign currency translation adjustments.

Foreign Currency Translation

The functional currency of Takung is the Hong Kong Dollar (“HKD”).

The functional currency of Takung Shanghai is the Renminbi (“RMB”).

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities are expressed in USD at the exchange rates on the balance sheet dates, which are 7.7499 and 7.7531 as of September 30, 2015 and December 31, 2014 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which are 7.7530 and 7.7545 for the period ended September 30, 2015 and 2014 respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet dates, which is 6.3556 as of September 30, 2015; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which is 6.2477 for the period ended September 30, 2015. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents amounted $4,591,681 and $2,355,839, respectively. All of the Company’s cash deposit is held in a financial institution located in Hong Kong where there is currently regulation mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the ownership units, the seller can send instructions to the bank, requesting the amount to be transferred to their personal accounts. After deducting the commission and the management fee as per Takung’s instruction, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account. Restricted cash was $14,719,845 and $6,865,821 as of September 30, 2015 and December 31, 2014, respectively.

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

No impairments were recorded during the period ended September 30, 2015 and December 31, 2014, respectively.

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

Listing fee – The Company collects a listing fee once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such shares accounted as the listing fee revenue accordingly. When the ownership shares of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent pay(s) us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-47% of the total offering price for calligraphies, paintings, jewelry and comprehensive arts, which are the major types of artwork listed and traded on our system as of September 30, 2015. Listing fee revenue was $439,811 and $1,549,587 for the three and nine months ended September 30, 2015, respectively, $309,637 and $915,632 for the three and nine months ended September 30, 2014.

Commission – The Company charges trading commissions for the purchase and sale of the ownership units of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction of the sales of artwork units is completed.

As part of the referral incentive program, the Company would rebate 5% of the commission earned from the transaction to the related referrer. A discount program is offered to the VIP traders — when their trading volumes of certain artworks reach an agreed level of each month, a contractually determined flat rate of trading commission is applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate will be waived. The discounted rate varies between the selected artworks. Besides, a separate discount program is offered to the buyers by waiving their trading commissions during certain promotion periods. The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Commission revenue was $2,239,526 and $3,267,516 for the three and nine months ended September 30, 2015, respectively, and $569,482 and $1,442,443 for the three and nine months ended September 30, 2014, respectively.

Management fee – The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction is completed.

A discount program is offered to waive the management fee during certain promotion periods. Such discount is recognized as a reduction of the revenue in the same period the related revenue is recognized.

Management fee revenue was $26,889 and $98,674 for the three and nine months ended September 30, 2015, respectively, and $42,741 and $77,373 for the three and nine months ended September 30, 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

Intangible Assets

Intangible assets represent the Company’s trademark. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of September 30, 2015 and December 31, 2014.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

Recent Accounting Pronouncements

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

In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments," which requires the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Public entities are required to apply ASU 2015-16 for annual and interim reporting periods beginning after December 15, 2015. The Company is evaluating the impact that this new guidance will have on its consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

	September 30, 2015	December 31, 2014

Cost
Furniture, fixtures and equipment	$61,414	$54,429
Leasehold improvements	140,970	139,686
Computer trading and clearing system	1,624,441	1,125,316
Sub-total	1,826,825	1,319,431
Less: accumulated depreciation	(522,805)	(281,673)
Property and equipment, net	$1,304,020	$1,037,758

Depreciation expense was $84,076 and $240,921 for the three and nine months ended September 30, 2015, respectively, and $48,340 and $134,901 for the three and nine months ended September 30, 2014, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible asset was $20,555 and $20,547 as of September 30, 2015 and December 31, 2014, respectively.

5. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of September 30, 2015 and December 31, 2014 consisted of:

	September 30,	December 31,
	2015	2014

Trading and clearing system	$122,830	$399,195
Accruals for promotional services related to trading platform	-	894,481
Accruals for professional fees	55,158	73,420
Accruals for consulting fees	201,645	413,900
Accruals for office rental	5,089	11,437
Accruals for Artwork Storage	138,545	-
Payroll payables	3,032	297
Other payables	7,842	98,795
Total accrued expenses and other payables	$534,141	$1,891,525

6. INCOME TAXES

The income tax expense was $343,512 and $480,414 for the three and nine months ended September 30, 2015, and $68,214 and $205,116 for the three and nine months ended September 30, 2014, respectively.

Our effective tax rate was 23.1% and 21.9% for the three and nine months ended September 30, 2015 respectively, and 17.6% and 17.6% for the three and nine months ended September 30, 2014 respectively.

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of September 30, 2015 and December 31, 2014, the Company has capital commitments of $348,329 and $499,929, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of September 30, 2015 are payable as follows:

Remaining 2015	$132,148

Year ending December 31, 2016	349,083

Year ending December 31, 2017	249,088

Year ending December 31, 2018	84,541
Total	$814,860

Rental expense of the Company was $103,144 and $308,400 for the three and nine months ended September 30, 2015. Rental expense of the Company was $61,268 and $170,844 for the three and nine months ended September 30, 2014.

7. STOCKHOLDERS’ EQUITY

On July 7, 2015, the Board granted  300,000 shares of fully vested common stock to a third party for consulting services. The shares were subsequently issued on August 26, 2015 and the Company fair valued the shares at grant date and  recorded $186,000 as share-based  compensation expense during the three months ended September 30, 2015.

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

On July 28, 2015, our Hong Kong subsidiary, Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd., in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Through this newly-formed subsidiary, the Company intends to provide a facility for one-to-one art transaction sales that will allow a seller to use the platform to list artwork for sale at a fixed price. The value of each art work listed is expected to be below US$20,000 with Takung handling the complete sale and settlement on the platform using the current settlement method.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statements of the Company for the three-month period ended March 31, 2015 and 2014 and related notes thereto.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2014

Revenue

Our revenue mainly consists of listing, commission and management fees. Listing fee revenue was $439,811 and $309,637; commission revenue was $2,239,526 and $569,482; gross management fee revenue was $26,889 and $42,741, annual fee revenue was $162 and $0 for the three months ended September 30, 2015 and 2014 respectively.

During the three months period ended September 30, 2015, we successfully listed seven pieces of precious stones and three pieces of amber onto our system. The total listing values were $180,620(HK$1,400,000) for all the precious stones and $812,792(HK$6,300,000) for the ambers, of which 32% and 47% were charged as listing fee revenue, respectively. Compared to the corresponding period ended September 30, 2014 when there was only one artwork listed, valuing$1,290,154 (HK$10,000,000) with 24% of the value of the artwork charged as listing fee revenue.

During the three months ended September 30, 2015, commission revenue increased significantly, due to the commencement of operations of Takung Shanghai in July 2015 that allowed transactions to be settled in Renminbi. This benefit expanded our trading population base in mainland China.

Also, because more artworks were listed in the current quarter, we experienced higher transaction volumes and amounts. The total trading amount and trading volume increased by 423% and 95% respectively during the three months ended September 30, 2015 compared with the corresponding period in 2014. Takung Shanghai contributed 69% of the total trading volume, and 46% of the total trading amount. All these factors contributed to the significant increase of commission revenue by $1,670,044 in the current period compared to the corresponding period in 2014.

During the three months period ended September 30, 2015, management fee revenue decreased by $15,582, from $42,741 to $26,889 for the three months ended September 30, 2014 and September 30, 2015, due to the discount rewarded to VIP traders as described above.

During the three months period ended September 30, 2015, annual fee revenue was $162 and $0 for the three months ended September 30, 2015 and 2014, respectively, as a premium services were only introduced to traders in 2015.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2015 and 2014 was $214,530 and $119,156, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform. Since the second half of 2014, we have acquired additional hardware and equipment, developed new and upgraded the existing functionality of our trading, banking integration and social media platforms.

In the third quarter of 2014, we entered into an agreement with Qianrong to provide software development services with a total contract amount of $902,592 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of September 30, 2015, eight out of the ten modules have been completed and are operational. We have started to capitalize (with a total cost of $554,201 (HK$4,295,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2015.

Gross Profit

Gross profit was $2,491,858 for the three months ended September 30, 2015, compared to $802,704 for the three months ended September 30, 2014. The increase was due to the higher transaction volume and larger trading amount with more artworks trading on our platform.

The gross profit margin during the three months ended September 30, 2015 was 92.1% compared to 87.1% in the corresponding period in 2014. The increase in profitability was due to significant revenue increase from an increase in trading volume and trading amount, which exceeded the growth rate of cost of revenue. This led to a 5% increase in gross profit margin during the three months ended September 30, 2015.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 were $999,072 compared to $415,437 for the three months ended September 30, 2014. The substantial increase was primarily due to an increase in consultancy fees by $40,729 due to more consultants being engaged, an increase in legal and professional fees amounting to $114,436 because of more filing and compliance activities; an increase in office and rental expense by $61,358 because of the newly rented office for Takung in Hong Kong; an increase in marketing expenses by $99,385, and an increase in travelling expenses amounting to $4,241 because of more promotional activities to expand our operations, and an increase of stock-based compensation amounting to $186,000 due to the issuance of 300,000 shares for consulting services.

The following table sets forth the main components of the Company’s operating expenses for the three months ended September 30, 2015 and 2014.

	Three months ended September 30, 2015		Three months ended September 30, 2014
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	132,692	13.3%	91,963	22.1%
Legal and professional fees	238,784	23.9%	124,348	29.9%
Salary and welfare	52,044	5.2%	79,112	19.0%
Office expenses and rental	104,856	10.5%	43,498	10.5%
Marketing expenses	116,090	11.6%	16,705	4.0%
Traveling and accommodation fees	34,036	3.4%	29,795	7.2%
Stock-based compensation	186,000	18.6%	-	-
Others	134,570	13.5%	30,016	7.3%
Total G&A	$999,072	100.0%	$415,437	100.0%

Net Income

We had a net income for the three months ended September 30, 2015 of $1,144,073 compared to net income of $319,112 for the three months ended September 30, 2014.

The increase in net income during this current period was due to an increase in artworks listed and higher trading volume due to more artworks being listed on our platform and larger trader population base following the inception of Takung Shanghai, as discussed in previous paragraphs.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2014

Revenue

Our revenue comprises mainly listing, commission and management fees. Listing fee revenue was $1,549,587 and $915,632; commission revenue was $3,267,516 and $1,442,443; gross management fee revenue was $98,674 and $77,373; annual fee revenue was $1,591 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, there were four pieces of jewelry, twelve pieces of precious stones, and three pieces of amber successfully listed on our system. The total listing values were $1,625,827 (HK$12,600,000) for the four pieces of jewelry, $1,470,987 (HK$11,400,000) for the twelve pieces of precious stones, and $812,914 (HK$6,300,000) for three pieces of amber, of which 31%, 47% (for the five piece of precious stones listed in the first half year) and 32% (for the other seven pieces of precious stones listed in the third quarter of 2015),and 47% (for the amber pieces) of the listed values were charged as listing fee revenue, respectively.

Compared to the corresponding period ended September 30, 2014, only three paintings with a total listing value of $3,868,871 (HK$30,000,000) were listed, of which 23.5% of the value of two paintings, and 24% of the value of one painting of the listed value were charged as listing fee revenue.

The increase in number of pieces listed, listing values and corresponding listing fees charged during the nine months ended September 30, 2015 compared to nine months ended September 30, 2014 resulted in an increase in listing fee revenue in the current period.

During the nine months period ended September 30, 2015, commission revenue increased significantly mainly due to more artworks being listed and commencement of operations of Takung Shanghai in July 2015 that allowed transactions to be settled in Renminbi. This increased the number of traders from mainland China .

Our trading volume and transaction amounts increased significant, especially during August and September 2015. Trading amount and trading volume increased by 251% and 152% respectively during the nine months ended September 30, 2015 compared to corresponding period in 2014. Takung Shanghai contributed 21% of the total trading volume, and 28% of the total trading amount and this resulted in the significant increase of our commission revenue by $1,825,073.

During the nine-month ended September 30, 2015, management fee revenue increased by $21,301, from $77,373 for the nine months ended September 30, 2014 to $98,674 , due to the aforementioned increase in trading amount and volume.

During the nine-month period ended September 30, 2015, annual fee revenue increased from $0 to $1,591, as a premium services were only introduced to our traders in 2015.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2015 and 2014 was $592,342 and $296,029, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform. Since the second half of 2014, we have acquired additional hardware and equipment, developed new and upgraded the existing functionality of our trading, banking integration and social media platforms.

In the third quarter of 2014, we entered into an agreement with Qianrong to provide software development services with a total contract amount of $902,592 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of September 30, 2015, eight out of the ten modules have been completed and are operational. We have started to capitalize (with a total cost of $554,201(HK$4,295,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2015.

Gross Profit

Gross profit was $4,325,026 for the nine months ended September 30, 2015, compared to $2,139,419 for the nine months ended September 30, 2014. The increase was primarily due to increased revenue from higher transaction volume with more artworks trading on our platform.

The gross profit margin during the nine months ended September 30, 2015 was comparable to the corresponding period in 2014.

Listing fees contributed 31.5% of the total revenue compared to 37.6% in the corresponding period in 2014, while commission revenue contributed 66.4% compared to 59.2% in the corresponding period in 2014. Although there was an increase in listing fee and commission revenue in the current period, the positive factors were offset by the increase in the cost during the same period due to larger depreciation expense from the addition of platform system modules and equipment. Depreciation under the cost of revenue was increased by 79% in the current period compared to the same period in 2014. Consequently, we posted a comparable gross profit margin of 88% and 87.8% for the nine months ended September 30, 2015 and 2014 respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 were $2,124,550 compared to $970,951 for the nine months ended September 30, 2014. The substantial increase was primarily due to an increase in consultancy fees amounting to $111,174 because of more consultants being engaged; an increase in legal and professional fees amounting to $249,019 because of more filing and compliance activities; an increase in salaries amounting to $134,555 because of an increase in employee headcount; an increase in office and rental expenses by $103,194 because of the new rented office for Takung in Hong Kong; an increase of marketing expenses by $136,681, an increase in travelling expenses amounting to $59,260 because of more promotional activities to expand our operations and an increase of stock-based compensation amounting to $186,000 due to the issuance of 300,000 shares for consulting services.

The following table sets forth the main components of the Company’s operating expenses for the nine months ended September 30, 2015 and 2014.

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	352,326	16.6%	241,152	24.8%
Legal and professional fees	504,703	23.8%	255,684	26.3%
Salary and welfare	312,146	14.7%	177,591	18.3%
Office expenses and rental	231,745	10.9%	128,551	13.2%
Marketing expenses	173,888	8.2%	37,207	3.8%
Traveling and accommodation fees	130,598	6.1%	71,338	7.3%
Stock-based compensation	186,000	8.7%	-	-%
Others	233,144	11.0%	59,428	6.3%
Total G&A	$2,124,550	100.0%	$970,951	100.0%

Net Income

We had a net income for the nine months ended September 30, 2015 of $1,715,344 compared to net income of $963,474 for the nine months ended September 30, 2014.

The increase in net income during this current period was due to an increase in artworks listed and higher trading volume due to more artworks being listed on our platform, and larger trader population base following the inception of Takung Shanghai, as discussed in previous paragraphs.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2015, net cash provided by operating activities totaled $811,630. Net cash used by investing activities totaled $507,032. Net cash provided by financing activities was $1,928,191. The resulting change in cash for the period was an increase of $2,235,842. The cash balance at the beginning of the period was $2,355,839. The cash balance on September 30, 2015 was $4,591,681.

During the nine months ended September 30, 2014, net cash generated from operating activities totaled $1,314,477. Net cash used by investing activities totaled $185,209. No cash was generated from financing activities during the period. The resulting change in cash for the period was an increase of $1,127,414. The cash balance at the beginning of the period was $260,187. The cash balance on September 30, 2014 was $1,387,601.

As of September 30, 2015, the Company had $16,013,848 in total current liabilities, which comprised $14,987 in accounts payable, $534,141 in accrued expense and other payables, $14,719,845 in customer deposits, and $744,875 in tax payables. As of December 31, 2014, the Company had $9,009,168 in total current liabilities, which comprised $1,891,525 in accrued expenses and other payables, $6,865,821 in customer deposits, $2,730 due to our director, and $249,092 in tax payables.

The Company had deferred tax liabilities as long-term liability of $51,261 as of September 30, 2015, and $66,555 as of December 31, 2014, respectively. The Company’s total liabilities as of September 30, 2015 and December 31, 2014 amounted to $16,065,109 and $9,075,723, respectively.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2015 and December 31, 2014, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents amounted $4,591,681 and $2,355,839, respectively. All of the Company’s cash deposit is held in a financial institution located in Hong Kong where there is currently regulation mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the ownership units, the seller can send instructions to the bank, requesting the amount to be transferred to their personal accounts. After deducting the commission and the management fee as per Takung’s instruction, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account. Restricted cash was $14,719,845 and $6,865,821 as of September 30, 2015 and December 31, 2014, respectively.

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

No impairments were recorded during the period ended September 30, 2015 and December 31, 2014, respectively.

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

Listing fee – The Company collects a listing fee once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such shares accounted as the listing fee revenue accordingly. When the ownership shares of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-47% of the total offering price for calligraphies, paintings and jewelry, which are the major types of artwork listed and traded on our system as of September 30, 2015. Listing fee revenue was $439,811 and $1,549,587 for the three and nine months ended September 30, 2015, respectively, and $309,637 and $915,632 for the three and nine months ended September 30, 2014.

Commission – The Company charges trading commissions for the purchase and sale of the ownership units of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction of the sales of artwork units is completed.

As part of the referral incentive program, the Company would rebate 5% of the commission earned from the transaction to the related referrer. A discount program is offered to VIP traders — when their trading volumes of the certain artworks reach an agreed level of each month, a contractually determined flat rate of trading commission is applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate will be waived. The discounted rate varies between the selected artworks. Besides, a separate discount program is offered to the buyers by waiving their trading commissions during certain promotion periods. The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Commission revenue was $2,239,526 and $3,267,516 for the three and nine months ended September 30, 2015, respectively, and $569,482 and $1,442,443 for the three and nine months ended September 30, 2014, respectively.

Management fee – The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction is completed.

A discount program is offered to waive the management fee during certain promotion periods. Such discount is recognized as a reduction of the revenue in the same period the related revenue is recognized.

Gross management fee revenue was $26,889 and $98,674 for the three and nine months ended September 30, 2015, respectively, and $42,741 and $77,373 for the three and nine months ended September 30, 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

Intangible Assets

Intangible assets represent the Company’s trademark. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of September 30, 2015 and December 31, 2014.

Recent Accounting Pronouncements

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

In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments," which requires the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Public entities are required to apply ASU 2015-16 for annual and interim reporting periods beginning after December 15, 2015. The Company is evaluating the impact that this new guidance will have on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, who is also our Chief Financial Officer, Chief Accounting Officer and sole director. Because of these multiple roles, it is impossible to fully segregate duties to ensure that all information required to be disclosed by us in the reports that we file or submit is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2015.

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

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	By-laws of the Company (2)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment of the Certificate of Incorporation (4)
3.7	Certificate of Incorporation of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.(3)
3.8	Articles of Association of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated by reference to the exhibit to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(4)	Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKUNG ART CO., LTD

Date: November 12, 2015	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer)/ Chief Financial Officer (Principal Financial Officer) and Director

