Form 10-K
period 2015-12-31
Takung Art Co., Ltd.
filed 2016-02-17
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _________________________

Commission file number 333-176329

TAKUNG ART CO., LTD

(Exact name of registrant as specified in its charter)

Delaware	26-4731758
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Flat/RM 03-04 20/F Hutchison House 10 Harcourt Road, Central, Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +852 3158-0977

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock par value $0.001 per share

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ).   ☒ Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $34,183,346.60 (11,026,886 shares of common stock held by non-affiliates, at $3.10 per share, the price at which the common equity was last sold on February 11, 2016).

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        ☐  Yes                ☐  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of February 16, 2016 is 11,119,276 .

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

Currency, exchange rate, and “China” and other references

Unless otherwise noted, all currency figures in this filing are in U.S. dollars.

References to “US$,” “dollars” and “U.S. dollars” are to the legal currency of the United States.

References to "yuan" or "RMB" are to the Chinese yuan, the lawful currency of China, which is also known as the “Renminbi”.

References to “HK$” are to the Hong Kong dollars, the legal currency of Hong Kong.

Our reporting currency is US dollars. This Annual Report also contains translations of certain foreign currency amounts into U.S. dollars for the convenience of the reader. Unless otherwise stated, all translations of HK$ into U.S. dollars were made at HK$7.7507 to US$1.00 and translations of Renminbi into U.S. dollars were made at RMB 6.4778 to US$1.00, the exchange rates set forth in the H.10 statistical release of the Federal Reserve Board on December 31, 2015. We make no representation that the HK$, Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or could be converted into U.S. dollars, HK$ or Renminbi, as the case may be, at any particular rate or at all. As of February 16, 2016, the translations of HK$ and Renminbi into U.S. dollars were made at HK$7.7636 and RMB 6.5932 to US$1.00, respectively.

References to “Common Stock” are to the common stock of Takung Art Co., Ltd, par value $0.001.

References to “PRC” or “China” are to the People’s Republic of China, excluding, for the purposes of this Annual Report only, Taiwan and the special administrative regions of Hong Kong and Macau.

References to “Hong Kong” are to “Hong Kong, Special Administrative Region of the People’s Republic of China”.

Unless otherwise specified or required by context, references to “we,” “the Company”, “Takung”, “our” and “us” refer collectively to (i) Takung Art Co., Ltd, (ii) the subsidiaries of Takung Art Co., Ltd, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd (“Hong Kong Takung”), a Hong Kong limited liability company, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”) and Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”), wholly-owned subsidiaries of Hong Kong Takung incorporated in the Shanghai Free-Trade Zone (SFTZ) in Shanghai, China and Tianjin Pilot Free-Trade Zone (TJFTZ) in Tianjin, China respectively.

References to the “OTCQB” are to one of the three marketplaces for OTC-traded securities under the banner of the OTC Markets, a securities quotation service, which is accessible at the website www.otcmarkets.com.

References to Shanghai Takung’s “registered capital” and Tianjin Takung’s “registered capital” are to the equity of Shanghai Takung and Tianjin Takung respectively, which under PRC law is measured not in terms of shares owned but in terms of the amount of capital that has been contributed to a company by a particular stockholder or all stockholders. The portion of a limited liability company’s total capital contributed by a particular stockholder represents that stockholder’s ownership of the company, and the total amount of capital contributed by all stockholders is the company’s total equity. Capital contributions are made to a company by deposits into a dedicated account in the company’s name, which the company may access in order to meet its financial needs. When a company’s accountant certifies to PRC authorities that a capital contribution has been made and the company has received the necessary government permission to increase its contributed capital, the capital contribution is registered with regulatory authorities and becomes a part of the company’s “registered capital.”

PART I

Item 1.   Business

Overview

Takung Art Co., Ltd is a holding company that, through HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd., a Hong Kong company (“ HongKong Takung”), our wholly owned subsidiary, and Takung (Shanghai) Co., Ltd and Takung Cultural Development (Tianjin) Co. Ltd,, Hong Kong Takung’s wholly-owned subsidiaries in China (“Shanghai Takung” and “Tianjin Takung” respectively), operate an electronic online platform located at http://eng.takungae.com/ for artists, art dealers and art investors to offer and trade in ownership units over valuable artwork.

Through Hong Kong Takung, Shanghai Takung and Tianjin Takung, we offer on-line listing and trading services that allow artists/art dealers/owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform. Our platform also makes investment in high-end and expensive artwork more accessible to ordinary people without substantial financial resources.

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

Corporate History and Structure

We were incorporated in Delaware under the name Cardigant Medical Inc. on April 17, 2009. Our initial business plan was to focus on the development of novel biologic and peptide-based compounds and enhanced methods for local delivery for the treatment of vascular disease including peripheral artery disease and ischemic stroke.

Pursuant to the Stock Purchase Agreement dated as of July 31, 2014, Yong Li, an individual purchased a total of 22,185,230 (pre- Reverse Stock Split) restricted shares of Common Stock of the Company from a group of three former stockholders of the Company. In consideration for the shares, Mr. Li paid the sellers $399,344 in cash which came from his own capital. The sellers were Jerett A. Creed, the Company’s former Chief Executive Officer, Chief Financial Officer, director and formerly a controlling stockholder of the Company, the Creed Family Limited Partnership and Ralph Sinibaldi. The shares represented approximately 95% of the Company’s then issued and outstanding Common Stock. The sale was consummated on August 28, 2014. As a result of the transaction, there was a change in control of the Company.

On August 27, 2014, we entered into a Contribution Agreement with Cardigant Neurovascular. Pursuant to the Contribution Agreement, we assigned all our assets, properties, rights, title and interest used or held for use by our business, (except for certain excluded assets set forth therein) which was the treatment of atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature using systemic and local delivery of large molecule therapeutics and peptide mimetics based on high density lipoprotein targets (“Cardigant Business”). In consideration for such contribution of capital, Cardigant Neurovascular agreed to assume all our liabilities raising from the Caridgant Business prior to the date of the Contribution Agreement and thereafter with regard to certain contributed contacts. We granted Cardigant Neurovascular an exclusive option for a period of 6 months to purchase the excluded assets for $1. Cardigant Neurovascular exercised this option October 20, 2014 and the excluded assets were assigned to Cardigant Neurovascular on October 20, 2014.

Also on October 20, 2014, we acquired the business of Hong Kong Takung through the acquisition of all the share capital of Hong Kong Takung under a Share Exchange Agreement dated September 23, 2014 in exchange for 209,976,000 (pre-Reverse Stock Split) newly-issued restricted shares of our Common Stock to the stockholders of Hong Kong Takung.

Hong Kong Takung is a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region, China. Although Hong Kong Takung was incorporated in late 2012, it did not commence business operations until late 2013.

As a result of the transfer of the excluded assets pursuant to the Contribution Agreement and the acquisition of all the issued and outstanding shares of Hong Kong Takung, we are no longer conducting the Cardigant Business and have now assumed Hong Kong Takung’s business operations as it is now our only operating wholly-owned subsidiary.

On November 5, 2014, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of the State of Delaware to change our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd.”

On July 28, 2015, Hong Kong Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Shanghai Takung assists in Hong Kong Takung’s operations by receiving deposits from and making payments to online artwork Traders in mainland China on behalf of Hong Kong Takung. On January 27, 2016, Hong Kong Takung incorporated a wholly owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) in the Tianjin Free Trade Zone (TJFTZ) in Tianjin, China with a registered capital of $1 million. Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China.

On August 10, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of our issued and outstanding shares of Common Stock at a ratio of 1-for-25 (the “Reverse Stock Split”). Upon filing of the Certificate of Amendment, every twenty-five shares of the Company’s issued and outstanding Common Stock were automatically converted into one issued and outstanding share of Common Stock, without any change in par value per share. No fractional shares will be issued as a result of the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share will be entitled to rounding up their fractional shares to the nearest whole number.

Business History of Hong Kong Takung

Hong Kong Takung is a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region, China. Its authorized capital is 20,000,000 shares. Prior to the Reverse Merger, all its 20,000,000 issued and outstanding shares, par value $0.13 (HK$1) per share, were owned by Kirin Linkage Limited (4,000,000 shares) and Loyal Heaven Limited (16,000,000 shares), both Cayman Islands companies.

Although Hong Kong Takung was incorporated in late 2012, it did not commence business operations until late 2013.

Corporate Structure

The diagram below illustrates our current corporate structure:

Our Trading Platform

Our proprietary platform is an all-electronic trading system, consisting of host computers, client-side terminals and related communication system. Our trading system supports the trading and payment/settlement of artwork ownership units. It is an electronic platform developed by a third party software development company and customized for us, primarily consisting of a matching system, a transaction monitoring system, an account managing system and a settlement system.

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

Our website http://eng.takungae.com/ is an essential part of our trading platform.

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

Our trading platform is currently linked to China Merchants Bank, Hong Kong Branch (“CMB”). Traders are required to open an account with CMB and their accounts are linked to our trading and settlement system to ensure the timely settlement of their trades. For RMB settlements in China, the Traders transfer money into our designated client-money bank account at Bank of China. The Traders will then upload the deposit slip or money transfer evidence to our back-end Trading platform. Upon review of the money transfer evidence and confirmation of the receipt of money, the Traders’ accounts on our trading system will be updated accordingly. If they would like to withdraw money from their trading account, the Traders will put in a request on our trading platform. After confirming the Traders’ accounts have sufficient money for withdrawal, we will transfer the money from the client-money bank account to the Traders’ individual bank account.

In order to execute a trade, a Trader logs into his online bank account and must first transfer funds from his bank account to his trading account with us. This ensures that he has sufficient funds to consummate a trade.

Offering and trading of artwork on our platform involves a number of parties, namely, Original Owner, Offering Agent, and Traders.

•	An Original Owner is the original owner of the artwork to be offered and traded on our platform. Customarily, the Original Owner is also the artist or creator of the artwork although this is not always the case. The Original Owner must have good and marketable title to the artwork and have the right to dispose of the artwork.

•	An Offering Agent is an entity that is experienced with artwork or artwork investment and has a good reputation. The Offering Agent is engaged by the Original Owner to assist him or her with the offering and trading of artwork, such as preparation of listing application and assigning an investment value, research, organizing promotions and marketing activities, communicating with potential investors, etc

•	A Trader is anyone who is 18 years or older or any entity that maintains a trading account with us through our electronic trading platform and participates in the trading of artwork units. Once a Trader acquires one or more units of an artwork, the Trader becomes a Co-Owner of that artwork. Presently, only residents of the People’s Republic of China, Malaysia and Singapore are eligible to become a Trader.

Additional parties such as insurer, appraisal firm, trader service organizations and custodian for artworks will be retained in connection with the offering and trading of artwork on our system. A trader service organization is an independent legal entity pre-approved by us to provide business consulting services to our Traders.

Our trading system hardware platform is hosted in Macau, our clearing system hardware platform is hosted in Hong Kong and our disaster recovery system is set up in the CITIC Telecom IDC room, located in Hong Kong. The real-time data synchronization ensures the safety of transaction data.

Through our newly-formed subsidiary, Shanghai Takung, we are able to receive deposits from and make payments to online artwork Traders in mainland China on behalf of Hong Kong Takung. Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China.

Revenue

We generate revenue from our services in connection with the offering and trading of artwork on our system. Our revenue mainly falls into three broad categories: (i) listing fees, (ii) trading commissions, and (iii) management fees. To a much smaller extent, we have two additional sources of revenue, which we began earning only in 2015. We charge an annual fee for providing Traders and Offering Agents with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period. We also began earning authorized agent subscription revenue which is an annual service fee paid by authorized agents to grant them the right to bring their network of artwork owners to list their artwork on our trading platform. This revenue is recognized ratably over the annual agreement period.

Offering

Artwork that is eligible for offering and trading on our platform includes calligraphy, paintings, sculptures, crafts, jade, jewelry, metal ware, ceramics, and antique furniture. The common denominator of our listed paintings is that they are from renowned living artists and are valuable.

 For example, the 49 sets of artwork listed for trade on our platform through December 31, 2015 have been nine sets of paintings and calligraphies from famous Chinese artists ranging in listing value from $387,062 (HK$3,000,000) to $1,548,247 (HK$12,000,000, four pieces of jewelry ranging in listing value from $335,454 (HK$2,600,000) to $516,082 (HK$4,000,000) twenty five pieces of precious stones ranging in listing value from $12,902 (HK$100,000) to $645,103 (HK$5,000,000), and eleven pieces of amber ranging in listing value from $154,825 (HK$1,200,000) to $903,144 (HK$7,000,000). Nine precious stones ranging in listing value from $12,902 (HK$100,000) to $129,021 (HK$1,000,000) and one piece of amber with a listing value of 516,082 (HK$4,000,000) were listed in January 2016.

Traditionally, artwork is sold and transacted by the creator/owner of it through galleries, stores and agents.

Similarly, an artwork is presented to us for listing by the owner/artist (Original Owner) together with an agent (Offering Agent). Both the Original Owner and the Offering Agent would have discussed and proposed a price for the artwork in their listing application to us. An Offering Agent assists the Original Owner with the listing process, such as getting the artwork appraised by a third party professional, assigning an initial value for each trading unit at listing, performing research and preparing the marketing material and promotional activities to attract Traders’ interest. There may be circumstances in the future that the Original Owner will approach us for the listing, in which case, we will recommend an Offering Agent to assist the Original Owner with the listing process. However, we consider this to be a rare case. For the 49 pieces of artwork that we have listed through December 31, 2015, the listing processes were all initiated by Offering Agents.

On receipt of the application, we will assess and consider the merits of listing the artwork on our platform. Some of the factors we will consider are the appeal of the proposed artwork, the artist, the marketability of the artwork and the likelihood of its appreciation in the future.

Assuming that an artwork is accepted for listing, it will be divided into equal ownership units based on its appraised value. For example, a painting with a listing value of $1,548,247 (HK$12,000,000) may be divided into 12,000,000 units with each unit sold at $0.13 (HK$1). Traders would then be able to bid for and trade these units on our platform.

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

If the total subscribed units exceed the Offering Percentage but are less than the total offered amount, then the Offering Agent is obliged to purchase the remaining units on the same offering terms or if no Offering Agent is engaged, the Original Owner shall retain the remaining units. In the former, the Offering Agent is required to link its bank account at CMB with its trading account with us to ensure that it has sufficient funds to purchase any remaining unsold units. The Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-47% of the total offering price for calligraphies, paintings, jewelry, ambers and precious stones, which are the major types of artwork listed and traded on our system as of December 31, 2015. The listing fee is earned when the units for the artwork are successfully subscribed for and trades on our platform.

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

As of the date of this Annual Report, there are 59 pieces of artworks, including nine sets of paintings and calligraphies, four pieces of jewelry, and 34 pieces of precious stones and 12 pieces of amber successfully listed and trading on our system. The first set of paintings and calligraphies was listed in 2013, two sets were listed during the six months ended June 30, 2014, the fourth set was listed during the third quarter of 2014, two sets were listed during the fourth quarter of 2014 and the last three sets were listed during the fourth quarter of 2015. Besides paintings and calligraphies, four pieces of jewelry were listed on the platform on January 16, 2015 and five precious stones during the second quarter of 2015 and seven precious stones and three pieces of amber during the third quarter of 2015. Thirteen precious stones and eight pieces of amber were listed during the fourth quarter of 2015. Nine precious stones and one piece of amber were listed in January 2016.

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

Traders purchase and sell artwork units listed on our system through a client-end terminal – trading software. The software is available for download from our website http://eng.takungae.com/ and every Trader may commence trading in artwork units once he opens a trading account with us and has funded this account as described above. Each Trader is required to sign a Trading Agreement and abide by a Co-Owner Agreement. The aggregate number of units allowed to be traded per day by a Trader shall not exceed 5% of the total offered artwork units.

We charge trading commissions for purchase and sale of artwork units. The commission is typically 0.3% of the total amount of each transaction but as a promotion, we currently charge a reduced fee of 0.2% of the transaction value on both the purchase and sale sides resulting in an aggregate commission rate of 0.4%.

We also charge Traders management fees covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

Currently, our Traders are all from Mainland China. We plan to market our platform to other Chinese speaking countries and regions, such as Malaysia and Singapore.

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

Sales and Marketing

We are currently marketing our electronic trading platform through participation in culture and art exhibitions and internet advertising. Additionally, we encourage existing Traders to introduce new Traders. For fiscal year 2015, we paid commissions to existing Traders who have successfully introduced new Traders at the following rates:

Number of Referees	Accumulated Total Gross Trade Amount (in HKD)	Rebate Ratio
≥ 1 person	> $0	5% of Referee’s commission
≥ 3 person	≥ $3 million	20% of Referee’s commission
≥ 6 person	≥ $6 million	40% of Referee’s commission
≥ 10 person	≥ $10 million	50% of Referee’s commission

Effective January 1, 2016 through December 31, 2016, commissions to existing Traders are as follows:

Number of Referees	Accumulated Total Gross Trade Amount (in HKD)	Rebate Ratio
≥ 10 persons	> $0	15% of Referee’s commission

We have also instituted a trader service organization service program. Trader service organizations are separate, independent entities that provide business consultation services to some of our Traders such as providing training on the trading rules of our platform. Under the trader service organization service program, we will pay the relevant trader service organization up to 60% of all trading commissions generated from new Traders referred to us from Traders serviced by such trader service organization (“Service Fee”). The exact terms with each trader service organization which participates in this program vary on a case by case basis although in every case, the Service Fee is contingent on the ongoing business consultation relationship between the trader service organization and the Trader. In other words, if the business consultation relationship is terminated between a Trader and its trader service organization, that trader service organization will no longer earn a Service Fee from trading commissions generated from new Traders introduced by that Trader.

Additionally, a trader service organization may refer other trader service organizations to us. The referring trader service organization will be paid 10% of the Service Fee payable to the new trader service organization.

We entered into four other sales and marketing related agreements with Qianrong in 2014, namely (1) Trader Promotion Services Agreement; (2) Internet and SMS Marketing Services Agreement; (3) Promotion Materials Services Agreement; and (4) PRC Print Media Promotion Services Agreement.

We also entered into three other sales and marketing related agreements with Qianrong in 2015, namely (1) Trader Promotion Services Agreement; (2) Internet and SMS Marketing Services Agreement; (3) Online Marketing Service Agreement.

We utilize Baidu Listing Search and Key Word Search services for search engine optimization in order to promote our website and platform.

Recently, we introduced a discount program to our VIP Traders. When their trading volumes of the certain artworks reach an agreed level of each month, a contractually determined flat rate of trading commission is applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP Traders over the flat rate will be waived. The discounted rate varies between the selected artworks.

Besides this, we also instituted separate discount programs to buyers by waiving their trading commissions and management fees during certain promotion periods. The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Customers

Our customers are the Traders, Original Owners and Offering Agents. Because we have listed only 59 sets of artworks (comprising nine sets of paintings and calligraphies, four pieces of jewelry, twelve pieces of amber, thirty-four pieces of precious stone and twelve pieces of amber) so far and we are constantly marketing and increasing our customer base, it is difficult to ascertain if the loss of a single customer, or a few customers would have a material adverse effect on us. Suffice it to say, no one customer constitutes in the aggregate 10% or more of our consolidated revenue.

Seasonality

Because we have only been in operation for approximately two years, it is difficult to ascertain if there is a seasonality to our business, although we are inclined to believe, given the nature of our business that it is not cyclical.

Employees

As of the date of this Annual Report, we have 32 full-time employees, including seventeen employees who are based in the People’s Republic of China,and fifteen employees who are based in Hong Kong. Di Xiao is Hong Kong Takung’s General Manager (apart from being our Chief Executive Officer and Chief Financial Officer) as well as the director. As for the other thirty-one employees, six are from Marketing department, eleven are from the IT department, four are from the Transaction Management department, four are from the Administrative and Customer Service department, one is from the Clearing and Settlement Department, one is from the Legal department and four are from the Accounting department. We have hired a single general manager for both Shanghai Takung and Tianjin Takung.

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

Securities & Futures

The securities and futures markets in Hong Kong are currently governed by the Securities & Futures Ordinance (“SFO”). The SFO consolidates and authorized the 10 previous ordinances regulating the securities and futures markets. The primary legislation and the subsidiary legislation commenced operation on April 1, 2003. By law, any person carrying on, among others, a business of dealing in securities in Hong Kong, has to be licensed by the Securities and Futures Commission (“SFC”) unless falling within one of the licensing exemptions.

The term “securities” under the SFO is defined as:

(a)	shares, stocks, debentures, loan stocks, funds, bonds or notes of, or issued by, or which it is reasonably foreseeable will be issued by, a body, whether incorporated or unincorporated, or a government or municipal government authority;

(b)	rights, options or interests (whether described as units or otherwise) in, or in respect of, such shares, stocks, debentures, loan stocks, funds, bonds or notes;

(c)	certificates of interest or participation in, temporary or interim certificates for, receipts for, or warrants to subscribe for or purchase, such shares, stocks, debentures, loan stocks, funds, bonds or notes;

(d)	interests, rights or property, whether in the form of an instrument or otherwise, commonly known as securities;

(e)	interests, rights or property, whether in the form of an instrument or otherwise, prescribed by notice under section 392 as being regarded as securities in accordance with the terms of the notice.

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

Employment

Some of our employees are employed in Hong Kong and we are subject to the Hong Kong Employment Ordinance (“EO”). The EO is the main employment legislation in Hong Kong. It guarantees certain minimum benefits, including:

•	Paid annual leave.
•	Paid sick leave.
•	Paid maternity leave.

Subject to limited exceptions, the EO applies to all employees working in Hong Kong, regardless of their nationality. Observing the terms of the EO is generally considered to be mandatory, although it is not specifically expressed to be an overriding statute.

Other mandatory laws that are likely to apply to the employment relationship with our employees include:

•	Personal Data (Privacy) Ordinance (PDPO). This ordinance regulates an employer's collection or surveillance, use and disclosure of an employee's personal data (including personal data contained in e-mails and phone calls).
	•	Mandatory Provident Fund Schemes Ordinance (MPFSO). Subject to very limited exceptions, this ordinance requires employers in Hong Kong to enroll employees in a Mandatory Provident Fund (MPF) Scheme (that is, a retirement scheme), to which the employer and employee must make certain contributions. Foreign nationals are exempt if they are posted in Hong Kong to work for a period not exceeding 13 months or belong to a retirement scheme outside of Hong Kong. In certain cases, a Hong Kong national working outside of Hong Kong may still be subject to this ordinance if the employment has sufficient connection with Hong Kong.
	•	Occupational Safety and Health Ordinance (OSHO). This ordinance imposes a duty on all employers, as far as is reasonably practical, to ensure the safety and health in the workplace of its employees. The OSHO covers most industrial and non-industrial workplaces in Hong Kong.
	•	Employees' Compensation Ordinance (ECO). If an employee suffers injury arising out of and in the course of employment in Hong Kong (or overseas, if the travel is authorized by the employer), the employer is usually liable to compensate the employee under the ECO. Eligible family members of an employee killed in an accident at work can also be entitled to compensation. If an employer carries on business in Hong Kong, its employees are protected under the ordinance. (An employee can work outside Hong Kong but his employment contract must have been entered into in Hong Kong.) All employers must maintain valid employees’' compensation insurance policies to cover their liabilities under the ordinance and at common law.
	•	Companies Ordinance. Protects employees of a Hong Kong company (including a Hong Kong subsidiary of a foreign company) in relation to wages and other entitlements if the company is wound up. The employees become preferential creditors in the winding-up.
	•	Sex Discrimination Ordinance (SDO), Disability Discrimination Ordinance (DDO), Family Status Discrimination Ordinance (FSDO) and Race Discrimination Ordinance (RDO). All legislate against various forms of discrimination.
	•	Basic Law and the Hong Kong Bill of Rights Ordinance. These safeguard certain rights of individuals, although they have limited application in the context of employment law.
	•	Labour Tribunal Ordinance. This ordinance empowers the Labour Tribunal to hear and resolve disputes relating to employment contracts as well as alleged breaches of the EO. It potentially covers disputes involving foreign nationals or Hong Kong residents working abroad.
	•	Prevention of Bribery Ordinance (POBO). The POBO applies to employees, particularly to those who receive or solicit bribes from third parties (for example, an employee who receives bribes from a supplier of goods in return for placing orders with that supplier). In some cases, employees may also be subject to anti-corruption legislation in other jurisdictions.

PRC Regulations

Regulations on Foreign Investment

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalog of Industries for Foreign Investment, or the Catalog, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. Industries listed in the Catalogue are divided into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally deemed as constituting a fourth "permitted" category. Establishment of wholly foreign-owned enterprises is generally allowed in the encouraged and permitted industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. In addition, restricted category projects are subject to higher-level government approvals. Foreign investors are not allowed to invest in industries in the prohibited category. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations. We conduct business operations that are restricted to foreign investment through our PRC consolidated affiliated entities.

Currently, the business scope of our wholly-owned subsidiary in the PRC, Shanghai Takung, mainly includes the business of wholesale, import and export of arts and crafts and related services, which are in the encouraged category. Under the PRC laws, the establishment of a wholly foreign owned enterprise is subject to the approval of the Ministry of Commerce or its local counterparts and the wholly foreign owned enterprise must register with the competent industry and commerce authority. We have duly obtained the approvals from the competent commerce authority for our interest in Shanghai Takung and completed the registration of Shanghai Takung with the competent industry and commerce authority .

Regulations Relating to Taxation

In January 2008, the PRC Enterprise Income Tax Law took effect. The PRC Enterprise Income Tax Law applies a uniform 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, unless where tax incentives are granted to special industries and projects. Under the PRC Enterprise Income Tax Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax. Our PRC subsidiary is subject to PRC enterprise income tax at the statutory rate of 25% on its PRC taxable income.

Under the PRC Enterprise Income Tax Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. A circular issued by the State Administration of Taxation in April 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese enterprise groups and established outside of China as “resident enterprises” clarified that dividends and other income paid by such PRC “resident enterprises” will be considered PRC-source income and subject to PRC withholding tax, currently at a rate of 10%, when paid to non-PRC enterprise shareholders. This circular also subjects such PRC “resident enterprises” to various reporting requirements with the PRC tax authorities.

Under the implementation regulations to the PRC Enterprise Income Tax Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, the tax circular mentioned above specifies that certain PRC-invested overseas enterprises controlled by a Chinese enterprise or a Chinese enterprise group in the PRC will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, the company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights.

Please see “Risk Factors—We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.”

Regulations Relating to Labor

We are subject to laws and regulations governing our relationship with our PRC employees, including wage and hour requirements, working and safety conditions, and social insurance, housing funds and other welfare. The compliance with these laws and regulations may require substantial resources.

Pursuant to the PRC Labor Law effective in 1995 and the PRC Labor Contract Law effective in 2008 and amended in 2012, a written labor contract is required when an employment relationship is established between an employer and an employee. Other labor-related regulations and rules of China stipulate the maximum number of working hours per day and per week as well as the minimum wages. An employer is required to set up occupational safety and sanitation systems, implement the national occupational safety and sanitation rules and standards, educate employees on occupational safety and sanitation, prevent accidents at work and reduce occupational hazards.

An employer is obligated to sign an indefinite term labor contract with an employee if the employer continues to employ the employee after two consecutive fixed-term labor contracts, with certain exceptions. The employer also has to pay compensation to the employee if the employer terminates an indefinite term labor contract, with certain exceptions. Except where the employer proposes to renew a labor contract by maintaining or raising the conditions of the labor contract and the employee is not agreeable to the renewal, an employer is required to compensate the employee when a definite term labor contract expires. Furthermore, under the Regulations on Paid Annual Leave for Employees issued by the State Council in December 2007 and effective as of January 2008, an employee who has served an employer for more than one year and less than ten years is entitled to a 5-day paid vacation, those whose service period ranges from 10 to 20 years are entitled to a 10-day paid vacation, and those who have served for more than 20 years are entitled to a 15-day paid vacation. An employee who does not use such vacation time at the request of the employer must be compensated at three times their normal salaries for each waived vacation day.

Pursuant to the Regulations on Occupational Injury Insurance effective in 2004, as amended in 2010, and the Interim Measures concerning the Maternity Insurance for Enterprise Employees effective in 1995, PRC companies must pay occupational injury insurance premiums and maternity insurance premiums for their employees. Pursuant to the Interim Regulations on the Collection and Payment of Social Insurance Premiums effective in 1999 and the Interim Measures concerning the Administration of the Registration of Social Insurance effective in 1999, basic pension insurance, medical insurance and unemployment insurance are collectively referred to as social insurance. Both PRC companies and their employees are required to contribute to the social insurance plans. The aforesaid measures are reiterated in the Social Insurance Law of China effective in July 2011, which stipulates the system of social insurance of China, including basic pension insurance, medical insurance, unemployment insurance, occupational injury insurance and maternity insurance. Pursuant to the Regulations on the Administration of Housing Fund effective in 1999, as amended in 2002, PRC companies must register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank. Both PRC companies and their employees are required to contribute to the housing funds.

Regulation on PRC Business Tax and Value-Added Tax

Prior to January 1, 2012, pursuant to Provisional Regulation of China on Business Tax and its implementing rules, any entity or individual rendering services in the territory of PRC is generally subject to a business tax at the rate of 5% on the revenues generated from provision of such services.

On January 1, 2012, the Chinese State Council officially launched a pilot value-added tax (“VAT”) reform program, or Pilot Program, applicable to businesses in selected industries. Businesses in the Pilot Program would pay VAT instead of business tax. The Pilot Industries in Shanghai included industries involving the leasing of tangible movable property, transportation services, research and development and technical services, information technology services, cultural and creative services, logistics and ancillary services, certification and consulting services. Revenues generated by advertising services, a type of “cultural and creative services,” are subject to the VAT tax rate of 6%. According to official announcements made by competent authorities in Beijing and Guangdong province, Beijing launched the same Pilot Program on September 1, 2012, and Guangdong province launched it on November 1, 2012. On May 24, 2013, the Ministry of Finance and the State Administration of Taxation issued the Circular on Tax Policies in the Nationwide Pilot Collection of Value Added Tax in Lieu of Business Tax in the Transportation Industry and Certain Modern Services Industries, or the Pilot Collection Circular. The scope of certain modern services industries under the Pilot Collection Circular extends to the inclusion of radio and television services. On August 1, 2013, the Pilot Program was implemented throughout China. Shanghai Takung is currently subject to a VAT of 5% on its gross revenue.

Regulations on Dividend Distribution

The principal regulations governing dividend distributions of wholly foreign-owned enterprises include the Company Law (2013 Amendment); the Wholly Foreign-Owned Enterprise Law (2000 Amendment) and the Wholly Foreign-Owned Enterprise Law Implementing Rules (2001 Amendment).

Under these regulations, wholly foreign-owned enterprises in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations.  In addition, these wholly foreign-owned enterprises are required to set aside at least 10% of their respective accumulated after-tax profits each year, if any, to fund certain reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital.

Approvals, Licenses and Certificates

We require a number of approvals, licenses and certificates in order to operate our business. Our principal approvals, licenses and certificates are set forth below.

Hong Kong Takung

•	Certificate of Incorporation (No. 18013848) issued by Hong Kong Special Administrative Region, Registrar of Companies on September 17, 2012.
•	Business Registration Certificate for the year commencing September 17, 2015 to September 16, 2016.

Shanghai Takung

•	Business License (Registration No. 310141400028740) issued by Shanghai State Administration of Industry and Commerce, Free Trading Zone Branch, valid from July 28, 2015 through July 27, 2045.

•	Organization Code Certificate issued by Shanghai Quality Supervision and Inspection Bureau (Registration No. 35105674-3), valid from July 29 through July 29, 2019.

•	Taxation Registration Certificate (No. 310115351056743) issued by the Shanghai Pudong New Development Area Branch of the State and Local Administration of Taxation on July 29, 2015.

Tianjin Takung

•	Business License (Registration No. 91120118MA07H4322R) issued by Tianjin Pilot Free Trade Zone Market and Quality Supervisory Administration valid from January 27, 2016 through January 26, 2046.

Competition

Traditionally art galleries and auction houses provide a platform for owners of artworks to sell their collections. However, their trading model is substantially different from ours. We believe we do not have any direct competition due to our unique business model. We are not aware of any other companies engaging in a similar business.

Research and Development

We purchased the trading platform from a third party for approximately $232,261 (HK$1,800,000). The cost of this software is amortized over its useful life and recorded as cost of revenue on the income statement. We have IT consultants who help maintain and operate the trading platform software, and whose cost is charged as consultancy fee under general and administrative expenses. We outsourced research and development activities to Qianrong. We entered into a software development agreement with Qianrong in 2014 to develop ten trading modules. As of December 31, 2015, eight out of the ten modules have been completed and are operational. We have started to capitalize (with a total cost of $554,143 (HK$4,295,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2015. . In addition, we have also developed one trading module during 2015 for a total cost of $258,041 (HK$2,000,000), and have capitalized and amortized the cost once the module was completed.

Intellectual Property

Our business is dependent on a combination of trademarks, trademark application, trade secrets and industry know-how, and copyright, in order to protect our intellectual property rights. We have submitted trademark applications for “Takung” in Hong Kong, Mainland China, Macau and the United States.

Set forth below is a detailed description of our trademarks under application or registered by our subsidiary HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd.

		Application/
		Trademark
Country	Trademark	number	Classes	Status
		303101679	14, 16,	Registered on August 14, 2014. Effective until August 13, 2024.
Hong Kong			35, 36,
			42
Macau		N/090131	14	Registered on February 26, 2015. Effective until February 26, 2022.
		N/090132	16
		N/090133	35
		N/090134	36
		N/090135	42
United States		86372895	16	In process.
		86372899	35
		86372901	36
		86372903	42

China				Registered on December 14, 2015. Effective until December 13, 2025.
		15247645	36
		15247714	42

Set forth below is a detailed description of our registered domain names.

Domain name	Registrant	Registration date	Expiry date
takungae.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	June 28, 2013	June 28, 2016
takungae.com	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	June 19, 2013	June 19, 2016
takungae.net	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	June 19, 2013	June 19, 2016
takungonline.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	August 4, 2015	August 4, 2020
takungunit.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	August 4, 2015	August 4, 2020
takungonline.com	Takung (Shanghai) Co., Ltd.	August 4, 2015	August 4, 2020
takungunit.com	Takung (Shanghai) Co., Ltd.	August 4, 2015	August 4, 2020

We own our trading system and related software.

Emerging Growth Company Status

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act enacted on April 5, 2012 (the “JOBS Act”). For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” and “say-when-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation. Under the JOBS Act, we will remain an emerging growth company until the earliest of:

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

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

The global economy and the financial markets may negatively affect our business and clients, as well as the supply of and demand for works of art.

Our business is affected by global, national and local economic conditions since the services we provide are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending in Hong Kong and Mainland China. These factors include economic conditions and perceptions of such conditions by Traders, employment rates, the level of Traders’ disposable income, business conditions, interest rates, availability of credit and levels of taxation in regional and local markets. There can be no assurance that our services will not be adversely affected by changes in general economic conditions in Hong Kong and globally.

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

Our headquarters are in Hong Kong SAR and our servers are in Hong Kong SAR, Macau and mainland China, which are historically susceptible to adverse weather conditions such as typhoons, excessive heat or rain, earthquakes and floods. Those natural disasters may result in significant and extensive damage to our network equipment. Moreover, certain countries and regions, including China, have encountered incidents of the H5N1 strain of bird flu, or avian flu, as well as severe acute respiratory syndrome, or SARS, over the past several years and, in 2009, the outbreak of influenza A (H1N1). In 2010, an earthquake registering 7.1 on the Richter scale struck Qinghai Province. In April 2013, another major earthquake registering 7.0 on the Richter scale struck Ya’an region of Sichuan Province. In 2013, certain areas of China suffered from severe floods. We are unable to predict the effect, if any, that any other future natural disasters and health hazards may have on our business. Any future natural disasters and health hazards may, among other things, significantly disrupt our ability to adequately staff our business, and may generally disrupt our operations. Furthermore, natural disasters and health hazards may severely restrict the level of economic activities in affected areas, which may in turn materially adversely affect our business and prospects. As a result, any natural disasters or health hazards in China may have a material adverse effect on our financial condition and results of operations. These events and others, such as fluctuations in energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our services or to obtain insurance coverage with respect to these events.

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

Our ability to establish effective marketing campaigns is the key to our success. Our advertisements promote our corporate image and our services. If we are unable to increase awareness of our brand, the benefits of using our trading platform to invest in artwork and that such investment is secure, we may not be able to attract new Traders. Our marketing activities may not be successful in promoting our services or in retaining and increasing our Trader base. We cannot assure you that our marketing programs will be adequate to support our future growth, which may result in a material adverse effect on our results of operations.

Our success is dependent on the receptiveness of Traders of artwork to our platform.

We believe the demand for artwork listings will be generated by our Traders. We hope to educate our Traders on the merits of using our platform to invest in artwork. Not only in the subject artwork secure and insured, it requires less capital for our Traders to invest as they need only invest in artwork units and not purchase the entire piece of artwork. We hope that they will see their investment as less risky as they are presented with the opportunity to diversify their investments through various pieces of artwork. Our success would accordingly depend on the receptiveness of Traders to the merits of investments on our platform.

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

Any significant growth in the market for our services or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of the date of this Annual Report, we had approximately 32 full time employees and 8 consultants. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchase of supplies, development of new products and services, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

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

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our Common Stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the market price of our securities. Operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on comparisons of results of operations as an indication of future performance. As result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in Hong Kong and mainland China;

•	fluctuation and unpredictability of the prices of the products we sell;

•	changes in the laws of Hong Kong that affect our operations; and

•	our ability to obtain necessary government certifications and/or licenses to conduct our business.

During the course of the audit of our financial statements for the year ended December 31, 2014, we and our independent registered public accounting firm identified three material weaknesses in our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results in accordance with U.S. GAAP could be materially and adversely affected. In addition, investor confidence in us and the market price of our equities could decline significantly if we or our independent registered public accounting firm conclude that our internal control over financial reporting is not effective.

We are subject to reporting obligations under U.S. securities laws. We have limited accounting personnel and other resources with which to address our internal control over financial reporting. We and our independent registered public accounting firm, in connection with the preparation and external audit of our consolidated financial statements for the year ended December 31, 2014, identified three material weaknesses, each as defined in the U.S. Public Company Accounting Oversight Board Standard AU Section 325, Communications About Control Deficiencies in an Audit of Financial Statements, or AU325, in our internal control over financial reporting. As defined in AU325, a "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance.

The material weaknesses identified are related to (i) lack of accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States of America, or U.S. GAAP, (ii) lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP, and (iii) lack of risk assessment process. These identified material weaknesses could affect our ability to accurately and timely report our financial results in accordance with U.S. GAAP and to prevent or detect material misstatements of the company's annual or interim financial statements on a timely basis.

Neither we nor our independent registered public accounting firm have undertaken a comprehensive assessment of our internal control for purposes of identifying and reporting material weaknesses and other control deficiencies in our internal control over financial reporting as we and they will be required to do. In light of the number of material weaknesses and other control deficiencies that were identified as a result of the limited procedures performed, we believe it is possible that, had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional control deficiencies may have been identified.

Following the identification of these material weaknesses, we have begun taking measures and plan to continue to take measures to remedy these weaknesses and deficiencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Internal Control over Financial Reporting". However, the implementation of these measures might not fully address these material weaknesses and other control deficiencies in our internal control over financial reporting, and we cannot conclude that they have been fully remedied. Our failure to correct these material weaknesses and other control deficiencies or our failure to discover and address any other control deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our equities, may be materially and adversely affected.

Security breaches and attacks against our systems and network, and any potentially resulting breach or failure to otherwise protect confidential and proprietary information, could damage our reputation and negatively impact our business, as well as materially and adversely affect our financial condition and results of operations.

Although we have employed significant resources to develop our security measures against breaches, our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including distributed denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems or that we otherwise maintain. Breaches of our cybersecurity measures could result in unauthorized access to our systems, misappropriation of information or data, deletion or modification of client information, or a denial-of-service or other interruption to our business operations. As techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we may be unable to anticipate, or implement adequate measures to protect against, these attacks.

If we are unable to avert these attacks and security breaches, we could be subject to significant legal and financial liability, our reputation would be harmed and we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our Traders or other participants, the communication infrastructure, or the e-platform on which we depend. Actual or anticipated attacks and risks may cause us to incur significantly higher costs, including costs to deploy additional personnel and network protection technologies, train employees, and engage third-party experts and consultants. Cybersecurity breaches would not only harm our reputation and business, but also could materially decrease our revenue and net income.

Future inflation may inhibit our ability to conduct business profitably.

In recent years, the economy in China including Hong Kong has experienced periods of rapid expansion and high rates of inflation. High inflation may in the future cause the Chinese and Hong Kong governments to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and Hong Kong, and thereby harm the market for our services.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert RMB into foreign currencies and, if RMB were to decline in value, reducing our revenues and profits in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China and Hong Kong use their respective local currencies as their functional currencies. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Starting July 2005, the Chinese government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB has fluctuated within a narrow and managed band against a basket of certain foreign currencies.  It is possible that the Chinese government will adopt a more flexible currency policy, which could result in more significant fluctuations of the RMB against the U.S. dollar.

The income statements of our China and Hong Kong operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses and net income for our non-U.S. operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of RMB and Hong Kong dollar -denominated transactions results in increased revenues, operating expenses and net income for our non-U.S. operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our non-U.S. subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the non-U.S. subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for most of the capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of RMB in the future. Because a significant amount of our future revenues may be in the form of RMB, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in RMB to fund our business activities outside China, or to repay non-RMB-denominated obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

The Company’s requirements could exceed the amount of time or level of experience that our officer and directors may have.

Our success largely depends on the continuing services of our sole officer and director, Di Xiao and our other directors, Joseph Levinson and William Kwok Keung Tsui. Our continued success, also, depends on our ability to attract and retain qualified personnel. We believe that Messrrs Xiao, Levinson and Tsui possesses valuable business development and marketing knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of their services could have an adverse effect on our business, results of operations and financial condition as our potential future revenues.

Messrrs. Xiao, Levinson and Tsui may not be able to operate our business effectively. There can be no assurance that we will be able to attract and hire officers or directors with similar experience to operate our business, in the event thatany one of them is otherwise unsuccessful in doing so.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in Hong Kong and China do not provide insurance for funds held on deposit. The Hong Kong Deposit Protection Board manages and supervises the operation of the Deposit Protection Scheme, which protects deposit amounts up to only $64,517 (HK$500,000).

On May 1, 2015, the State Council of People’s Republic of China, released the Regulations on Deposit Insurance, with scheme that would insure up to $78,671 (RMB500,000) in deposits made by businesses and individuals per bank. The scheme is backed by a fund run by the People’s Bank of China.

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

Banks and other financial institutions in Hong Kong do not provide insurance for funds held on deposit. The Hong Kong Deposit Protection Board manages and supervises the operation of the Deposit Protection Scheme, which protects deposit amounts up to only $64,517 (HK$500,000) As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our employees and other creditors, we may be unable to continue in business.

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

RISKS RELATED TO DOING BUSINESS IN THE PEOPLE’S REPUBLIC OF CHINA

Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

Some of our operations are conducted in the People’s Republic of China (“PRC”) and part of our revenue is sourced from the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in the PRC.

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China's economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the PRC government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our businesses, financial condition and results of operations.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

As some of our operations are conducted in the PRC, and are governed by PRC laws, rules and regulations. Our PRC Subsidiaries, Shanghai Takung and Tianjin Takung are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degree of interpretation by PRC regulatory agencies and courts. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in moredeveloped legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.

Under the PRC Anti-Monopoly Law, companies undertaking acquisitions relating to businesses in China must notify MOFCOM, in advance of any transaction where the parties' revenues in the China market exceed certain thresholds and the buyer would obtain control of, or decisive influence over, the target. In addition, on August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation, the SAIC, the China Securities Regulatory Commission, or the CSRC, and the State Administration of Foreign Exchange, or SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and was amended on June 22, 2009. Under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with such PRC enterprises or residents. Applicable PRC laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review.

If we grow to a certain threshold level, any proposed acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million in the year prior to any proposed acquisition would be subject to MOFCOM merger control review. As a result of, many of the transactions we may undertake could be subject to MOFCOM merger review. Complying with the requirements of the relevant regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. In addition, MOFCOM has not accepted antitrust filings for any transaction involving parties that adopt a variable interest entity structure. If MOFCOM's practice remains unchanged, our ability to carry out our investment and acquisition strategy may be materially and adversely affected and there may be significant uncertainty as to whether transactions that we may undertake would subject us to fines or other administrative penalties and negative publicity and whether we will be able to complete large acquisitions in the future in a timely manner or at all.

We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiary in China to fund offshore cash and financing requirements.

We are a holding company and rely to a significant extent on dividends and other distributions on equity paid by our operating subsidiary in the PRC, for our offshore cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders, fund inter-company loans, service any debt we may incur outside of China and pay our expenses. When our operating Subsidiary incur additional debt, the instruments governing the debt may restrict its ability to pay dividends or make other distributions or remittances to us. Furthermore, the laws, rules and regulations applicable to our PRC Subsidiary permit payments of dividends only out of their retained earnings, if any, determined in accordance with applicable accounting standards and regulations.

Under PRC laws, rules and regulations, our Subsidiary incorporated in China is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As a result of these laws, rules and regulations, our Subsidiary incorporated in China are restricted in their ability to transfer a portion of their respective net assets to their stockholders as dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary.

Limitations on the ability to pay dividends to us could limit our ability to access cash generated by the operations of those entities, including to make investments or acquisitions that could be beneficial to our businesses, pay dividends to our stockholders or otherwise fund and conduct our business.

The services conducted by our wholly-foreign owned enterprise might be regarded as a form of online advertising or as part of services requiring an Internet content provider license or other licenses and subjecting us to other laws, rules and regulations as well as increased taxes.

Our online platform to list artwork for sale at fixed prices and other related services are currently not classified as a form of online advertising in China or as part of services requiring an ICP license or other licenses. We conduct our fixed price sale of artwork and other related business through our wholly-foreign owned enterprise in the PRC, which are not qualified to operate an online advertising business and do not hold an ICP license. However, we cannot assure you that the PRC government will not classify our business and other related services as a form of online advertising or as part of services requiring an ICP license or other licenses in the future. If new regulations characterize our business and other related services as a form of online advertising or as part of ICP services requiring an ICP license or other licenses, we may have to conduct our business through other entities, which are qualified to operate online advertising business and hold ICP or other licenses.

If we conducted our business through other entities, we may face increased scrutiny from the tax authorities and may incur additional taxes on any services fees paid by such entities to our wholly-foreign owned enterprise. In addition, advertising services are subject to a cultural construction fee under PRC law, which is a 3% surcharge in addition to the applicable value-added tax. If our business and other related services were to be considered a form of online advertising, our revenue from those services would be subject to the 3% surcharge. If that were to occur, our margins would decline and our net income could be reduced. In addition, the substantial revenue streams attributable to our business would then be collected from such other entities and subject to the risks associated with these entities. If the change in classification of our business and other related services were to be retroactively applied, we might be subject to sanctions, including payment of delinquent taxes and late payment interest.

Moreover, PRC advertising laws, rules and regulations require advertisers, advertising operators and advertising distributors to ensure that the content of the advertisements they prepare or distribute is fair and accurate and is in full compliance with applicable law. Violation of these laws, rules or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator's license for operating an advertising business.

In addition, for advertising content related to specific types of products and services, advertisers, advertising operators and advertising distributors must confirm that the advertisers have obtained requisite government approvals, including the advertiser's operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filing with the local authorities. If we become subject to PRC advertising laws, we would need to take steps to monitor, and to ensure that our third-party marketing affiliates monitor, the content of any advertisements displayed on our platforms. This could require considerable resources and time, and could significantly affect the operation of our business, while also subjecting us to increased liability under the relevant laws, rules and regulations. The costs associated with complying with such laws, rules and regulations, including any penalties or fines for our failure to so comply if required, could have a material adverse effect on our business, financial condition and results of operations. Any change in the classification of our business and other related services by the PRC government may also significantly disrupt our operations and materially and adversely affect our business and prospects.

We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.

Under the PRC Enterprise Income Tax Law and its implementing rules, both of which came into effect on January 1, 2008, enterprises established under the laws of jurisdictions outside of China with "de facto management bodies" located in China may be considered PRC tax resident enterprises for tax purposes and may be subject to the PRC enterprise income tax at the rate of 25% on their global income. "De facto management body" refers to a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise. The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the "de facto management body" of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation's general position on how the "de facto management body" test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises. Currently, we generate only a small portion of our revenues offshore. However, if this proportion were to increase and if we were to be considered a PRC resident enterprise, we would be subject to PRC enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Enterprise Income Tax Law. We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term "de facto management body."

Dividends payable to our foreign investors and gains on the sale of our Common Stock by our foreign investors may become subject to PRC taxation.

Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council, a 10% PRC withholding tax is applicable to dividends payable by a resident enterprise to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of Common Stock by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our Common Stock, and any gain realized by the investors from the transfer of our Common Stock, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer of our common stock by such investors may be subject to PRC tax at a current rate of 20%, subject to any reduction or exemption set forth in applicable tax treaties. It is unclear whether if we or any of our subsidiaries established outside China are considered a PRC resident enterprise, holders of our common stock would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas and to claim foreign tax credit if applicable. If dividends payable to our non-PRC investors, or gains from the transfer of our common stock by such investors are subject to PRC tax, the value of your investment in our common stock may decline significantly.

We and our stockholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a PRC establishment of a non-PRC company, or other assets attributable to a PRC establishment of a non-PRC company.

On February 3, 2015, the State Administration of Taxation issued the Bulletin on Issues of Enterprise Income Tax and Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, which replaced or supplemented certain previous rules under the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698, issued by the State Administration of Taxation, on December 10, 2009. Pursuant to this Bulletin, an "indirect transfer" of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be recharacterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax.

According to Bulletin 7, "PRC taxable assets" include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a "reasonable commercial purpose" of the transaction arrangement, factors to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax at 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Where the pay or fails to withhold any or sufficient tax, the transferor shall declare and pay such tax to the tax authority by itself within the statutory time limit. Late payment of applicable tax will subject the transferor to default interest. Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There are uncertainties as to the application of Bulletin 7. As Bulletin 7 was promulgated recently, it is not clear how it will be implemented. Bulletin 7 may be determined by the tax authorities to be applicable to some of our offshore restructuring transactions or sale of the shares of our offshore subsidiaries or investments where PRC taxable assets are involved. The transferors and transferees may be subject to the tax filing and withholding or tax payment obligation, while our PRC Subsidiary may be requested to assist in the filing. Furthermore, we, our non-resident enterprises and PRC Subsidiary may be required to spend valuable resources to comply with Bulletin 7 or to establish that we and our non-resident enterprises should not be taxed under Bulletin 7, for our previous and future restructuring or disposal of shares of our offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under Bulletin 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. If the PRC tax authorities make adjustments to the taxable income of the transactions under Bulletin 7, our income tax costs associated with such potential acquisitions or disposals will increase, which may have an adverse effect on our financial condition and results of operations.

Restrictions on currency exchange may limit our ability to utilize our revenue effectively.

We believe a significant portion of our revenue will be denominated in Renminbi. The Renminbi is currently convertible under the "current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC Subsidiary, which is a wholly-foreign owned enterprise, may purchase foreign currency for settlement of "current account transactions," including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our stockholders, including holders of our shares of common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries and the variable interest entities.

Our audit reports in our annual reports have been prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board and, as such, our shareholders are deprived of the benefits of such inspection.

As an auditor of companies that are publicly traded in the United States and a firm registered with the Public Company Accounting Oversight Board, or PCAOB, AWC (CPA) Limited is required under the laws of the United States to undergo regular inspections by the PCAOB. However, because we have substantial operations within the People's Republic of China and Hong Kong, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese government authorities, our auditor and its audit work is not currently inspected fully by the PCAOB.

Inspections of other auditors conducted by the PCAOB outside of China have at times identified deficiencies in those auditors' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating our auditor's audits and its quality control procedures. As a result, shareholders may be deprived of the benefits of PCAOB inspections, and may lose confidence in our reported financial information and procedures and the quality of our financial statements.

If additional remedial measures are imposed on the Big Four PRC-based accounting firms, including our independent registered public accounting firm, in administrative proceedings brought by the SEC alleging the firms' failure to meet specific criteria set by the SEC, with respect to requests for the production of documents, we could be unable to timely file future financial statements in compliance with the requirements of the Securities Exchange Act of 1934.

Starting in 2011 the Chinese affiliates of the "big four" accounting firms, (including our independent registered public accounting firm) were affected by a conflict between US and Chinese law. Specifically, for certain US listed companies operating and audited in mainland China, the SEC and the PCAOB sought to obtain from the Chinese firms access to their audit work papers and related documents. The firms were, however, advised and directed that under China law they could not respond directly to the US regulators on those requests, and that requests by foreign regulators for access to such papers in China had to be channeled through the China Securities Regulatory Commission ("CSRC").

In late 2012 this impasse led the SEC to commence administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese accounting firms, (including our independent registered public accounting firm). A first instance trial of the proceedings in July 2013 in the SEC's internal administrative court resulted in an adverse judgment against the firms. The administrative law judge proposed penalties on the firms including a temporary suspension of their right to practice before the SEC, although that proposed penalty did not take effect pending review by the Commissioners of the SEC. On February 6, 2015, before a review by the Commissioner had taken place, the firms reached a settlement with the SEC. Under the settlement, the SEC accepts that future requests by the SEC for the production of documents will normally be made to the CSRC. The firms will receive matching Section 106 requests, and are required to abide by a detailed set of procedures with respect to such requests, which in substance require them to facilitate production via the CSRC. If they fail to meet specified criteria, the SEC retains authority to impose a variety of additional remedial measures on the firms depending on the nature of the failure. Remedies for any future noncompliance could include, as appropriate, an automatic six-month bar on a single firm's performance of certain audit work, commencement of a new proceeding against a firm, or in extreme cases the resumption of the current proceeding against all four firms.

In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major PRC operations may find it difficult or impossible to retain auditors in respect of their operations in the PRC, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about any such future proceedings against these audit firms may cause investor uncertainty regarding China-based, United States-listed companies and the market price of our equities may be adversely affected.

If our independent registered public accounting firm were denied, even temporarily, the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Securities Exchange Act of 1934, as amended. Such a determination could ultimately lead to the delisting of our common stock from the OTCQB or deregistration from the SEC, or both, which would substantially reduce or effectively terminate the trading of our equities in the United States.

The audit reports included in this Annual Report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our Annual Report filed with the U.S. Securities and Exchange Commission, as auditors of companies that are traded publicly in the United States and a firm registered with the U.S. Public Company Accounting Oversight Board ("the "PCAOB"), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in Hong Kong, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor's audits and its quality control procedures. As a result, investors are deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor's audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

We are a public company and our internal controls are essential to the integrity of our business and financial results. Our public reporting obligations place a strain on our management, operational and financial resources and systems. Although we have implemented measures to enhance our internal controls, and plan to take steps to further improve our internal controls, if we encounter difficulties in improving our internal controls and management information systems, we may incur additional costs and management time in meeting our improvement goals. We cannot assure you that the measures taken to improve our internal controls will be effective. If we fail to maintain effective internal controls in the future, our business, financial condition, results of operations and reputation may be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease approximately 1,119.45 square feet of office space at Rooms 2003 and 2004 on the 20th Floor of Hutchison House, Hong Kong. The lease expires on May 16, 2016 and provides for a monthly rent of $12,705 (HK$98,464) and a monthly service fee of $1,084 (HK$8,398).

We also lease approximately 1,904 square feet of office space at Room 2018 on the 20th Floor of Hutchison House, Hong Kong. The lease expires on April 15, 2018 and provides for a monthly rent of $17,689 (HK$137,088) and a monthly service fee of $1,597 (HK$12,376).

We lease approximately 13.6 square feet of storage space at Private Storage Area 13 on the 18th Floor of Cheung HingShing Center, Hong Kong. The lease expires on November 20, 2017 and provides for a monthly rent of $1,391 (HK$10,780).

We lease approximately 538.2 square feet of storage space at the Linji Building A, No. 8 Street 8, Shunyi District, Beijing, China 101300. The lease expires on July 14, 2016 and provides for a monthly rent of $1,467 (RMB9,500) and a monthly service fee of $88 (RMB 570).

We also lease approximately 2,152.8 square feet of storage space at Lingtong Gongyuan, Southeast of Hebin Park, Tanggu, Binhai New Area, Tianjin City, China. The lease expires on July 14, 2025 and provides for a monthly rent and monthly service fee of $1,286 (RMB 8,333).

On January 11, 2016,.Takung Shanghai leased approximately 906.5 square feet of office space at Units 04, 16th floor, Shanghai Times Square Office Building, No. 93 Huai Hai Middle Road, Huang Pu, Shanghai, China. The lease expires on January 10, 2019 and provides for a monthly rent of $4,350 (RMB 28,178) and monthly service fee of $520 (RMB 3,369 )

We currently do not have an office for Tianjin Takung, which currently operates out of our Hong Kong office. We are in the process of renting space to house Tianjin Takung’s servers in Tianjin, PRC.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our Common Stock was originally quoted on the OTCBB from October 2013 under the designation “CARD”. On November 5, 2014, we amended our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd and on November 12, 2014, our symbol was changed to “TKAT”. Our Common Stock now trades on the OTCQB. Until November 25, 2015, there had been no trading in our Common Stock. The table below presents the high and low bid for our Common Stock for the quarter from October 1, 2015 through December 31, 2015. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended December 31, 2015	High	Low

4th Quarter	$3.60	$1.95

Holders of Our Common Stock

As of December 31, 2015, we have 150 stockholders of our Common Stock, including the shares held in street name by brokerage firms. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

We have not paid dividends on our Common Stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from our Hong Kong and China operation entities for our funds and Hong Kong and Chinese regulations may limit the amount of funds distributed to us from our Hong Kong and Chinese operation entities, which will affect our ability to declare any dividends.

Stock Option and Warrant Grants

All prior grants of options and warrants had been cancelled as a condition of the purchase of shares from three former stockholders to Yong Li.

Registration Rights

In order to induce the investors to participate in the Private Placements (see below under “Recent Sales of Unregistered Securities”), the Company agreed to file a “resale” Registration Statement on Form S-1 (or any other applicable form exclusively for this offering) within 45 days after closing of the Private Placements to register the Shares sold thereunder and shall use its commercially reasonable efforts to have it declared effective within 150 days after Closing. In the event of a full review of the Registration Statement by the SEC, the required effective date will be extended by 30 days.

Additionally, we granted “piggy-back” registration rights to Regeneration Capital Group, LL (“Regeneration”) for 487,000 shares of Common Stock issued to them pursuant to a Consulting Agreement we entered into on November 16, 2015 (see below under “Recent Sales of Unregistered Securities”).

Other than the aforementioned registration rights, we have no other obligation to register under the Securities Act any of our shares of Common Stock.

Equity Compensation Plans

We approved our Stock Option Plan in May 2010, allowing for the issuance of up to 5,000,000 shares of Common Stock.

On August 26, 2015, we approved our 2015 Incentive Stock Plan, allowing for the issuance of up to 1,037,000 shares of our Common Stock. On August 27, 2015, we registered the shares of Common Stock reserved for issuance under our 2015 Incentive Stock Plan with the SEC on a registration statement on Form S-8 under the Securities Act. On August 28, 2015, we issued 300,000 shares of our Common Stock under the 2015 Incentive Stock Plan as partial compensation to third party consultants.

As of December 23, 2015, there are no options outstanding.

Stock Transfer Agent

Our stock transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598.

Dividends

We have not declared or paid any dividends on our Common Stock and presently do not expect to declare or pay any such dividends in the foreseeable future. We have not yet formulated a future dividend policy in the event restrictions on our ability to pay dividends are created.

Repurchase of Equity Securities by Takung Art Co., Ltd and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On November 16, 2015, we entered into various subscription agreements with and sold to certain investors a total of 1,000,000 shares of Common Stock at a price of $1.58 per share (the “Shares”) for aggregate gross proceeds of $1,580,000 (the “Private Placements”). The shares were offered and sold without registration under the Securities Act, in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D and/or Rule 903 of Regulation S promulgated thereunder. No commissions were paid by the Company in connection with the Private Placements.

Each of the subscribers in the Private Placements has represented to the Company that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Additionally, we completed the Private Placements of the shares pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the Shares was completed in "offshore transactions", as defined in Rule 902(h) of Regulation S. We did not engage in any "directed selling efforts", as defined in Regulation S, in the United States in connection with the sale of the Shares. The subscribers represented to us that they were not U.S. persons, as defined in Regulation S, and were not acquiring the Shares for the account or benefit of a U.S. person. The subscription agreements executed between us and the subscribers included statements that the Shares had not been registered pursuant to the Securities Act and that the Shares may not be offered or sold in the United States unless the Shares are registered under the Securities Act or pursuant to an exemption from the Securities Act. The subscribers agreed by execution of the subscription agreement for the Shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S or Regulation D, pursuant to registration under the Securities Act or pursuant to an exemption from registration under the Securities Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S or Regulation D, pursuant to registration under the Securities Act or pursuant to an exemption from registration under the Securities Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act. All Shares issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S and/or Regulation D of the Securities Act and could not be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

On November 20, 2015, we entered into a Consulting Agreement with for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Regeneration 487,000 Compensation Shares which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, the Compensation Shares shall be returned to the Company for cancellation. Regeneration shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares. The Compensation Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Both the Shares and Compensation Shares were registered under a Registration Statement on Form S-1 which went effective on February 12, 2016.

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

Pursuant to the Stock Purchase Agreement dated as of July 31, 2014, Yong Li, an individual purchased a total of 22,185,230 restricted shares of Common Stock of the Company from a group of three former stockholders of the Company. In consideration for the shares, Mr. Li paid the sellers $399,344 in cash which came from his own capital. The sellers were Jerett A. Creed, the Company’s former Chief Executive Officer, Chief Financial Officer, director and formerly a controlling stockholder of the Company, the Creed Family Limited Partnership and Ralph Sinibaldi. The shares represented approximately 95% of the Company’s then issued and outstanding common stock. The sale was consummated on August 28, 2014. As a result of the transaction, there was a change in control of the Company.

On August 27, 2014, we entered into a Contribution Agreement with Cardigant Neurovascular. Pursuant to the Contribution Agreement, we assigned all our assets, properties, rights, title and interest used or held for use by our business, (except for certain excluded assets set forth therein) which was the treatment of atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature using systemic and local delivery of large molecule therapeutics and peptide mimetics based on high density lipoprotein targets (“Cardigant Business”). In consideration for such contribution of capital, Cardigant Neurovascular agreed to assume all our liabilities raising from the Business prior to the date of the Contribution Agreement and thereafter with regard to certain contributed contacts. We granted Cardigant Neurovascular an exclusive option for a period of 6 months to purchase the excluded assets for $1. Cardigant Neurovascular exercised this option October 20, 2014 and the excluded assets were assigned to Cardigant Neurovascular on October 20, 2014.

Also on October 20, 2014, we acquired the business of HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd (“Hong Kong Takung”) through the acquisition of all the share capital of Hong Kong Takung under a Share Exchange Agreement dated September 23, 2014 in exchange for 209,976,000 (pre-Reverse Stock Split) newly-issued restricted shares of our Common Stock to the shareholders of Hong Kong Takung (the “Reverse Merger”).

Hong Kong Takung is a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region, China. Although Takung was incorporated in 2012, it did not commence business operations until late 2013.

As a result of the transfer of the excluded assets pursuant to the Contribution Agreement and the acquisition of all the issued and outstanding shares of Hong Kong Takung, we are no longer conducting the Cardigant Business and have now assumed Hong Kong Takung’s business operations as it now our only operating wholly-owned subsidiary.

Hong Kong Takung operates an electronic online platform located at http://eng.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

Through Hong Kong Takung, we offer on-line listing and trading services that allow artists/art dealers/owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform. Our platform also makes investment in high-end and expensive artwork more accessible to ordinary people without substantial financial resources.

On November 5, 2014, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to change our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd.”

We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees.

We conduct our business primarily in Hong Kong, Special Administrative Region, People’s Republic of China. Our principal executive offices are located at Flat/RM 03-04, 20/F, Hutchison House, 10 Harcourt Road, Central Hong Kong.

On July 28, 2015, Hong Kong Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Shanghai Takung assists in Hong Kong Takung’s operations by receiving deposits from and making payments to online artwork Traders in mainland China on behalf of Hong Kong Takung. On January 27, 2016, Hong Kong Takung incorporated a wholly owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) in the Tianjin Free Trade Zone (TJFTZ) in Tianjin, China with a registered capital of $1 million. Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees.

For the years ended December 31, 2015 and 2014

Revenue

Listing fee revenues were $4,834,126 and $1,774,461; commission revenues were $6,145,261 and $2,832,158 (net of applicable rebates and discounts); gross management fee revenues were $115,542 and $113,243 for the years ended December 31, 2015 and 2014, respectively. During 2015, the Company has received revenue from two more revenue streams, with the contribution of $239,260 from authorized agent subscription revenue, and $1,752 from annual fee income.

Listing fee revenue and commission revenue are calculated based on a percentage of the listing value and transaction value of artworks, respectively.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. The Company utilizes an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks.

During the year ended December 31, 2015, 49 sets of artwork were listed for trade on our platform — nine sets of paintings and calligraphies from famous Chinese artists ranging in listing value from $387,062 (HK$3,000,000) to $1,548,247 (HK$12,000,000, four pieces of jewelry ranging in listing value from $335,454 (HK$2,600,000) to $516,082 (HK$4,000,000) twenty five pieces of precious stones ranging in listing value from $12,902 (HK$100,000) to $645,103 (HK$5,000,000), and eleven pieces of amber ranging in listing value from $154,825 (HK$1,200,000) to $903,144 (HK$7,000,000).

The listing fees ranged from 22.5% to 47% of listing value for paintings and calligraphies, 31% of listing value for jewelry 32% to 47% of listing value for precious stones, and 32% to 47% of listing value for ambers. The total listing value of artwork during 2015 was $11,596,409 (HK$89,900,000).

Compared to the year ended December 31, 2014, only five paintings with a total listing value of $6,709,071 (HK$52,000,000) were listed.

The increase in number of pieces listed, listing values and corresponding listing fees charged during the year ended December 31, 2015 compared to the year ended December 31, 2014 resulted in an increase in listing fee revenue in the current period.

Commission revenue is calculated based on a percentage of and transaction value of artworks. Transaction value is the dollar amount of the purchase and sale of the ownership units of the artworks after they are listed on our platform. The total transaction value for the year ended December 31, 2015 was $2,330,196,680 (HK$18,064,616,738) versus $730,685,953(HK$5,666,104,221) for the year ended December 31, 2014.We charge 0.2% of the transaction value on both the purchase and sale sides resulting in an aggregate of 0.4% of the transaction value and accounts for this as commission revenue for the years ended December 31, 2015 and 2014.

As part of a referral incentive program offered during the year ended December 31, 2015, the Company would rebate 5% of the commission earned from the transaction to certain VIP referrers.

Additionally, we ran a discount program for certain VIP traders — when their trading volumes of the certain artworks reached an agreed level of each month, a contractually determined flat rate of trading commission was applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate would be waived. The discounted rate varied between the selected artworks.

A separate discount program was offered to buyers by waiving their trading commissions during certain promotion periods. The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

From April 9, 2015 to June 8, 2015, the company waived all management fees and trading commissions for the buyers’ side as a promotion and was deducted from the commission revenue.

During the year ended December 31, 2015, in spite of the rebates and discounts, commission revenue increased significantly mainly due to more artworks being listed and commencement of operations of Takung Shanghai in July 2015 that allowed transactions to be settled in Renminbi. This increased the number of traders from mainland China.

Our trading volume and transaction value amounts increased significantly since August 2015. Trading volume increased by 111% and trading amount by 219% during the year ended December 31, 2015 compared to corresponding year in 2014. Takung Shanghai contributed 20% of the total trading volume, and 31% of the total trading amount and this resulted in the significant increase of our commission revenue by $3,313,103.

During the year ended December 31, 2015, management fee revenue increased by $2,299, from $113,243 for the year ended December 31, 2014 to $115,542 for the year ended December 31, 2015, due to the aforementioned increase in trading amount and volume. Although the number of listed artworks increased significantly in the current year, management fee revenue did not increase proportionately. This is because of the discount program offered in the second half of 2015 which waived management fees for the newly-listed artworks.

During the year ended December 31, 2015, we also began charging and earned authorized agent subscription revenue of $239,260 and $1,752 of annual fee revenue.

Cost of Revenue

Cost of revenue for the years ended December 31, 2015 and 2014 were $805,684 and $434,379, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform. Since the second half of 2014, we have acquired additional hardware and equipment, developed new and upgraded the existing functionality of our trading, banking integration and social media platforms.

In the third quarter of 2014, we entered into an agreement with Qianrong to provide software development services with a total contract amount of $902,592 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of December 31, 2015, eight out of the ten modules have been completed and are operational. We have started to capitalize (with a total cost of $554,143(HK$4,295,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2015. In addition, we have also developed one trading module during 2015 for a total cost of $258,041 (HK$2,000,000), and have capitalized and amortized the cost once the module was completed.

Gross Profit

Gross profit was $10,530,257 for the year ended December 31, 2015, compared to $4,285,483 for the year ended December 31, 2014. The increase was primarily due to increased revenue from higher transaction volume with more artworks trading on our platform.

The gross profit margin during the year ended December 31, 2015 was comparable to the corresponding period in 2014.

Listing fees contributed 42.6% of the total revenue compared to 37.6% in the year ended December 31, 2014, while commission revenue contributed 54.2% compared to 60% in the year ended in December 31, 2014. Although there was an increase in listing fee and commission revenue in the year, the positive factors were offset by the increase in the cost during the same period due to larger depreciation expense from the addition of platform system modules and equipment. Depreciation under the cost of revenue was increased by 79% in 2015 compared to 2014. Consequently, we posted a comparable gross profit margin of 92.9% and 90.8% for the years ended December 31, 2015 and 2014 respectively.

Operating Expenses

General and administrative expenses for the year ended December 31, 2015 were $3,795,429, compared to $2,605,985 for the year ended December 31, 2014. The substantial increase was primarily due to an increase of $16,013 in consultancy fees because of more consultants being engaged; an increase $518,090 in legal and professional fees because of more filing and compliance activities; an increase in salaries of $362,157 because of an increase in employee headcount; an increase in office and rental expenses of $223,056 because of the new rented office in Hong Kong; an increase of traveling and accommodation expenses of $104,110 because of more travel to Shanghai to set up Shanghai Takung, an increase of stock-based compensation amounting to $314,243 due to the issuance of 787,000 shares of common stock for consulting services, an increase of foreign currency exchange loss of $175,216 because Shanghai Takung collects settlement monies in Renminbi; a decrease of marketing expenses by $391,074 because of a decrease in marketing activities, as well as a decrease of $132,367 in other expenses.

The following table sets forth main the components of the Company’s general and administrative expenses for the years ended December 31, 2015 and 2014.

	Year ended December 31, 2015		Year ended December 31, 2014
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	534,352	14.1%	518,339	19.9%
Legal and professional fees	905,326	23.8%	387,236	14.9%
Salary and welfare	692,509	18.2%	330,352	12.7%
Office expenses and rental	393,895	10.4%	170,839	6.6%
Marketing expenses	513,103	13.5%	904,177	34.7%
Traveling and accommodation fees	233,544	6.2%	129,434	5.0%
Stock-based compensation	314,243	8.3%	-	-
Foreign currency exchange loss	175,216	4.6%	-	-
Others	33,241	0.9%	165,608	6.2%
Total G&A	$3,795,429	100%	$2,605,985	100.0%

The Company also generated a total of $42,183 in selling expenses in Shanghai for the year ended December 31, 2015.

Net Income

We had a net income for the year ended December 31, 2015 of $5,436,109, versus $1,369,537 for the year ended December 31, 2014.

The increase in net income during 2015 was due to an increase in artworks listed and higher trading volume due to more artworks being listed on our platform, and larger trader population base following the inception of Takung Shanghai, as discussed in previous paragraphs.

Liquidity and Capital Resources

Sources of Liquidity

The cash balance at December 31, 2015 was $10,769,456. Of the $10,769,456, we had $1,849,010 denominated in Hong Kong dollars in Hong Kong banks, $1,457,247 and $953,186 denominated in US dollars deposited in banks in Hong Kong and China respectively, and $6,510,013 denominated in Renminbi and deposited in a bank in China. During the year ended December 31, 2015, net cash provided by operating activities totaled $5,419,693. Net cash used in investing activities totaled $512,144. Net cash provided by financing activities totaled $3,510,853. The resulting change in cash for the period was an increase of $8,413,617, which was primarily due to a net income of $5,436,109 and the collection from subscription proceeds from the issuance of shares.

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

 As of December 31, 2015, the Company had $18,427,281 in total current liabilities, which included $667,622 in account payables and other accruals, $16,195,289 in customers’ deposits, and $1,564,370 tax payables.  As of December 31, 2014, the Company had $9,009,168 in total current liabilities, which included $1,891,525 in account payables and other accruals, and $6,865,821 in customers’ deposits.

As of December 31, 2015 and 2014, the Company had $45,037 and $66,555 in total non-current liabilities, which included deferred tax liabilities.

The Company’s total liabilities as of December 31, 2015 and 2014 amounted to $18,472,318 and $9,075,723, respectively.

The Company’s net assets amounted to $11,276,895 and $2,048,543 as of December 31, 2015 and 2014, respectively.

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

If our operating subsidiaries were to incur additional debt on their own behalf in the future, the instruments governing the debt may restrict the ability of our operating subsidiaries to transfer cash to our U.S. investors.

There is no foreign exchange control or restrictions on capital flows into and out of Hong Kong. Hence, our Hong Kong operating subsidiary is able to transfer cash without any limitation to the U.S. under normal circumstances.

In contrast, applicable PRC law permits payment of dividends to us by our operating subsidiary in China only out of its net income, if any, determined in accordance with PRC accounting standards and regulations. Our operating subsidiary in China is also required to set aside a portion of its net income, if any, each year to fund general reserves for appropriations until such reserves have reached 50% of the subsidiary's registered capital. These reserves are not distributable as cash dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary.

The Renminbi is currently convertible under the "current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC subsidiary, which is a wholly-foreign owned enterprise, may purchase foreign currency for settlement of "current account transactions," including payment of dividends to us, without the approval of State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our stockholders, including holders of our shares of common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our PRC subsidiary.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2015 and 2014, respectively.

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

Listing fee-The Company recognizes the listing fee revenue once the ownership units of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such units accounted as the listing fee revenue accordingly. When the ownership units of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-47% of the total offering price for calligraphies, paintings and jewelry, which are currently the major types of artwork listed and traded on our system. Listing fee revenues were $4,834,126 and $1,774,461 for the years ended December 31, 2015 and 2014, respectively.

Commission-The Company charges trading commissions for the purchase and sale of the ownership units of the artwork. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% on both the buy and sell side (resulting in an aggregate of 0.4%) of the total transaction amount with the minimum charge of $0.13 (HK$1). As part of the referral incentive program, the Company would rebate 5% of the commission earned from the transaction to the relevant referrer. The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed. An additional discount program was offered to VIP traders when their trading volumes of certain artworks reach an agreed level each month, A contractually determined flat rate of trading commission was applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate would be waived and deducted from the commission revenue. From April 9, 2015 to June 8, 2015, we waived all management fees and trading commissions on the buy side as a promotion and this resulted in a decrease in our commission revenue. Commission revenues are $6,145,261 and $2,832,158(net of applicable rebates and discounts) for the years ended December 31, 2015 and 2014, respectively.

Management fee-The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction is completed. A discount program is offered to waive the management fee during certain promotion periods. Such discount is recognized as a reduction of the revenue in the same period the related revenue is recognized. Management fee revenues were $115,542 and $113,243 for the years ended December 31, 2015 and 2014, respectively.

Annual fee income-The Company charges an annual fee for providing traders and Offering Agents with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period.

Authorized agent subscription revenue- We charge an authorized agent subscription fee which is an annual service fee paid by authorized agents to grant them the right to bring their network of artwork owners to list their artwork on our trading platform. This revenue is recognized ratably over the annual agreement period

Income Taxes

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

Earnings Per Share of Common Stock

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50. This standard defines a fair value-based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award, and is recognized over the period in which the Company expects to receive the benefit, which is generally the vesting period. As of December 31, 2015, there were no options or warrants outstanding.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Takung Art Company Limited and subsidiaries ("the Company") as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Takung Art Company Limited and subsidiaries as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ AWC (CPA) Limited

Certified Public Accountants

Hong Kong, China

February 17, 2016

 Takung Art Co., Ltd.

Consolidated Balance Sheets

(Stated in U.S. Dollars)

	December 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$10,769,456	$2,355,839
Restricted cash	16,195,289	6,865,821
Deposit	191,575	73,852
Account receivables	184,537	291,496
Other Receivables	-	295,870
Prepayment	1,172,405	183,083
Due from director	502	-
Total current assets	28,513,764	10,065,961

Non-current assets
Property and equipment, net	1,213,255	1,037,758
Intangible assets	22,194	20,547
Total non-current assets	1,235,449	1,058,305
Total assets	$29,749,213	$11,124,266
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and other accruals	$667,622	$1,891,525
Customer deposits	16,195,289	6,865,821
Amount due to director	-	2,730
Tax payables	1,564,370	249,092
Total current liabilities	18,427,281	9,009,168

Deferred tax liabilities	45,037	66,555
Total non-current liabilities	45,037	66,555
Total liabilities	18,472,318	9,075,723

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,119,276 shares issued and outstanding as of December 31, 2015; 9,332,276 shares issued and outstanding as of December 31, 2014)	11,119	9,332
Additional paid-in capital	4,465,217	2,570,098
Subscription receivables	-	(1,896,548)
Retained earnings	6,801,977	1,365,868
Accumulated other comprehensive loss	(1,418)	(207)
Total stockholders’ equity	11,276,895	2,048,543
Total liabilities and stockholders’ equity	$29,749,213	$11,124,266

The accompanying notes are an integral part of these consolidated financial statements

Takung Art Co., Ltd.

Consolidated Statements of Income and Comprehensive Income

(Stated in U.S. Dollars)

	For the Year Ended December 31,
	2015	2014

Revenue	$11,335,941	$4,719,862

Cost of revenue	(805,684)	(434,379)
Gross profit	10,530,257	4,285,483

Operating expenses
General and administrative expenses	(3,795,429)	(2,605,985)
Selling expenses	(42,183)	-
Total operating expenses	(3,837,612)	(2,605,985)

Income from operations	6,692,645	1,679,498

Other income	25,795	2,085

Income before income tax expense	6,718,440	1,681,583
Provision for income taxes	(1,282,331)	(312,046)

Net income	5,436,109	1,369,537

Foreign currency translation adjustment	(1,211)	526

Comprehensive income	$5,434,898	$1,370,063

Earnings per common share – basic and diluted	$0.49	$0.15

Weighted average number of common shares outstanding – basic and diluted	11,119,276	9,332,276

The accompanying notes are an integral part of these consolidated financial statements.

Takung Art Co., Ltd.

Consolidated Statements of Stockholders Equity

(Stated in U.S. Dollars)

	Number	Common	Additional paid-in	Subscription	Retained	Comprehensive	Stockholders'
	of shares	stock	capital	receivable	earnings	income	equity

Balance, December 31, 2013	8,399,040	8,399	2,571,680	(1,896,548)	(3,669)	(733)	679,129

Reverse merger recapitalization	933,236	933	(1,582)	-			(649)

Net income for the period	-	-	-	-	1,369,537	-	1,369,537

Foreign currency translation adjustment	-	-	-	-	-	526	526

Balance, December 31, 2014	9,332,276	9,332	2,570,098	(1,896,548)	1,365,868	(207)	2,048,543

Shares for compensation	787,000	787	313,456				314,243

Issuance of shares	1,000,000	1,000	1,579,000				1,580,000

Net income for the period	-	-	-		5,436,109	-	5,436,109

Receipt of subscription receivables	-	-	2,663	1,896,548	-	-	1,899,211

Foreign currency translation adjustment	-	-	-		-	(1,211)	(1,211)

Balance, December 31, 2015	11,119,276	11,119	4,465,217	-	6,801,977	(1,418)	11,276,895

The accompanying notes are an integral part of these consolidated financial statements.

Takung Art Co., Ltd.

Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Year	For the Year
	Ended December 31,	Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$5,436,109	$1,369,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	336,222	216,479
Stock-based compensation	314,243	-
Changes in operating assets and liabilities:
Account receivables	106,948	(232,140)
Other receivables	264,181	(295,817)
Deposit	(117,695)	(300)
Prepayment	(989,374)	(102,687)
Restricted cash	(9,327,160)	(3,204,936)
Due to directors	(3,230)	2,729
Customer deposits	9,327,160	3,203,726
Deferred tax assets	-	27,504
Deferred tax liabilities	(21,517)	35,494
Provision for Profits Tax	1,316,656	249,048
Account payables and other accruals	(1,222,850)	1,323,024
Net cash provided by operating activities	5,419,693	2,591,661

Cash flows from investing activities:
Deposit for property, plant and equipment	(512,144)	(477,399)
Deposit of Intangible assets	-	(20,543)
Net cash used in investing activities	(512,144)	(497,942)

Cash flows from financing activities:
Proceeds from subscription receivables	1,930,853	-
Proceeds from issuance of shares	1,580,000	-
Net cash provided by financing activities	3,510,853	-

Effect of exchange rate change on cash and cash equivalents	(4,785)	1,933

Net increase in cash and cash equivalents	8,413,617	2,095,652

Cash and cash equivalents, beginning balance	2,355,839	260,187

Cash and cash equivalents, ending balance	$10,769,456	$2,355,839

Supplemental cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) is a limited liability company, with a registered capital of $1 million located in Pilot Free Trade Zone. Tianjin Takung was incorporated on January 27, 2016.

Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2015.

Comprehensive Income

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the year ended December 31, 2015, the Company’s comprehensive income includes net income and foreign currency translation adjustments.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities are expressed in USD at the exchange rates on the balance sheet dates, which are 7.7507 and 7.7531 as of December 31, 2015 and December 31, 2014 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which are 7.7524 and 7.7545 for the years ended December 31, 2015 and 2014 respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet dates, which is 6.4778 as of December 31, 2015; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which is 6.2827 for the year ended December 31, 2015. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2015 and 2014, the Company’s cash and cash equivalents amounted $10,769,456 and $2,355,839, respectively. The Company’s cash deposit is held in the financial institutions located in Hong Kong and China where there are currently regulations mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading shares of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the shares, the seller will send instructions to the bank, requesting the amount to be transferred to their personal account. After deducting the commission and the management fee as per Takung, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account. Restricted cash amounted $16,195,289 and $6,865,821 as of December 31, 2015 and 2014 respectively.

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

No impairments were recorded during the years ended December 31, 2015 and 2014, respectively.

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

Listing fee-The Company recognizes the listing fee revenue once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such shares accounted as the listing fee revenue accordingly. When the ownership shares of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-47% of the total offering price for calligraphies, paintings and jewelry, which are currently the major types of artwork listed and traded on our system. Listing fee revenues were $4,834,126 and $1,774,461 for the years ended December 31, 2015 and 2014, respectively.

Commission-The Company charges trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% (resulting in an aggregate of 0.4%)of the total transaction amount with the minimum charge of $0.13 (HK$1). As part of the referral incentive program, the Company would rebate 5% of the commission earned from the transaction to the related referrer. The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed. An additional discount program was offered to VIP traders , when their trading volumes of certain artworks reach an agreed level each month, A, a contractually determined flat rate of trading commission was applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate would be waived and deducted from the commission revenue. . From April 9, 2015 to June 8, 2015, we waived all management fees and trading commissions on the buy side as a promotion and this resulted in a decrease in our commission revenue. Commission revenues were $6,145,261 and $2,832,158 (net of applicable rebates and discounts) for the years ended December 31, 2015 and 2014, respectively.

Management fee-The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership shares per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership shares when a transaction is completed. A discount program is offered to waive the management fee during certain promotion periods. Such discount is recognized as a reduction of the revenue in the same period the related revenue is recognized. Management fee revenues were $115,542 and $113,243 for the years ended December 31, 2015 and 2014, respectively.

Annual fee income-The Company charges an annual fee for providing traders with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period.

Authorized agent subscription revenue- The Company charges an authorized agent subscription fee which is an annual service fee paid by authorized agents to grant them the right to bring their network of artwork owners to list their artwork on our trading platform. This revenue is recognized ratably over the annual agreement period.

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

On August 26, 2015, we approved our 2015 Incentive Stock Plan, allowing for the issuance of up to 1,037,000 shares of our Common Stock. On August 27, 2015, we registered the shares of Common Stock reserved for issuance under our 2015 Incentive Stock Plan with the SEC on a registration statement on Form S-8 under the Securities Act.

On August 28, 2015, we issued 300,000 shares of our Common Stock under the 2015 Incentive Stock Plan as partial compensation to third party consultants.

On November 16, 2015, we entered into various subscription agreements with and sold to the selling stockholders a total of 1,000,000 shares of Common Stock at a price of $1.58 per share for aggregate gross proceeds of $1,580,000 (the “Private Placements”). The shares were offered and sold without registration under the Securities Act, in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D and/or Rule 903 of Regulation S promulgated thereunder. No commissions were paid by the Company in connection with the Private Placements.

On November 20, 2015, we entered into a Consulting Agreement with a third party consultant for the provision of certain consulting and advisory services. In consideration for providing such services, the Company issued 487,000 restricted shares of Common Stock (the “Compensation Shares”) which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, whereupon the Compensation Shares shall be forthwith delivered to the consultant or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, the Compensation Shares shall be returned to the Company for cancellation. The consultant shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares. The Compensation Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

As of December 31, 2015 and 2014, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.

Intangible Assets

Intangible assets represent the Company’s trademark. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of December 31, 2015 and 2014.

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

3. PROPERTY AND EQUIPMENT, NET

	December 31, 2015	December 31, 2014

Cost
Furniture, fixtures and equipment	$61,787	$54,429
Leasehold improvements	140,955	139,686
Computer trading and clearing system	1,628,542	1,125,316
Sub-total	1,831,284	1,319,431
Less: accumulated depreciation	(618,029)	(281,673)
Property and equipment, net	$1,213,255	$1,037,758

Depreciation expenses were $336,222 and $216,479 for the years ended December 31, 2015 and 2014, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible assets were $22,194and $20,547 as of December 31, 2015 and 2014, respectively.

5. ACCOUNT PAYABLES AND OTHER ACCRUALS

Account payables and other accruals as of December 31, 2015 and 2014 consisted of:

	December 31,	December 31,
	2015	2014

Trading and clearing system	$76,763	$1,293,676
Accruals for professional fees	75,116	73,420
Accruals for consulting fees	259,244	413,900
Accruals for office rental	15,855	11,437
Payroll payables	46,167	297
Accruals for foreign currency exchange loss	175,216	-
Other payables	19,261	98,795
Total Account payables and other accruals	$667,622	$1,891,525

6. INCOME TAXES

United States of America

As of December 31, 2015, the Company in the United States had $900,220 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The deferred tax assets as of December 31, 2015 consist mainly of net operating loss carry forwards. Due to the uncertainty of the realization of the related deferred tax assets of $306,075, a reserve equal to the amount of deferred income taxes has been established as of December 31, 2015. The Company has provided 100% valuation allowance to the deferred tax assets as of December31, 2015 of $306,075.

As of December 31, 2014, the net operating loss carryforwards was $109,162 with 100% valuation allowance to the deferred tax assets of $37,115.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the year ended December 31, 2015 and 2014, if applicable.

The income tax expenses were $1,239,847 and $312,046 for the years ended December 31, 2015 and 2014, respectively.

The income tax provision consists of the following components:

	December 31, 2015	December 31, 2014
Current:
Federal	$-	$-
Foreign	1,261,381	249,049
Total current	1,261,381	249,049
Deferred:
Federal	$-	$-
Foreign	(21,534)	62,997
Total deferred	(21,534)	62,997
TOTAL PROVISION FOR INCOME TAXES	1,239,847	312,046

A reconciliation between the Company’s effective tax rate and the U.S. federal statutory rate is as follow:

	December 31, 2015	December 31, 2014
Income before income tax expense	$7,344,054	$1,681,583

Provision for taxes at 16.5%	1,211,768	277,461
Income not subject to income tax	(937)	(245)
Expenses not deductible for tax purposes	1,064	18,012
Tax losses previously recognized and reversed	-	27,513
Others	27,952	(10,695)

TOTAL PROVISION FOR INCOME TAXES	1,239,847	312,046

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$-	$37,115
Total deferred tax assets	-	37,115
Valuation allowance	-	(37,115)
Deferred tax asset, net of valuation allowance	-	-

Deferred tax liabilities
Property, plant and equipment, principally due to differences in depreciation	(45,037)	(66,555)
Deferred tax liability	$(45,037)	$(66,555)

The Company did not have any interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the years ended December 31, 2015 and 2014. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Mainland China

The provision for current income taxes of the subsidiary operating in Mainland China has been calculated by applying the current rate of taxation of 25% for the year ended December 31, 2015 and 2014, if applicable.

The income tax expenses were $42,484 and $0 for the years ended December 31, 2015 and 2014, respectively.

The income tax provision consists of the following components:

	December 31, 2015	December 31, 2014
Current:
Federal	$-	$-
Foreign	42,484	-
Total current	42,484	-
Deferred:
Federal	$-	$-
Foreign	-	-
Total deferred	-	-
TOTAL PROVISION FOR INCOME TAXES	42,484	-

A reconciliation between the Company’s effective tax rate and the U.S. federal statutory rate is as follow:

	December 31, 2015	December 31, 2014
Income (loss) before income tax expense	$173,015	$-

Provision for taxes at 25%	43,253	-
Income not subject to income tax	-	-
Expenses not deductible for tax purposes	-	-
Tax losses previously recognized and reversed	-	-
Others	(769)	-

TOTAL PROVISION FOR INCOME TAXES	42,484	-

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$-	$37,115
Total deferred tax assets	-	37,115
Valuation allowance	-	(37,115)
Deferred tax asset, net of valuation allowance	-	-

Deferred tax liabilities
Property, plant and equipment, principally due to differences in depreciation	-	(66,555)
Deferred tax liability	$-	$(66,555)

The Company did not have any interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the years ended December 31, 2015 and 2014. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

7. COMMITMENTS

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of December 31, 2015 and 2014, the Company has capital commitments of $348,329 and $499,929, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of December 31, 2015 are payable as follows:

Year ending December 31, 2016	$409,215

Year ending December 31, 2017	279,874

Year ending December 31, 2018	100,487

Total	$789,576

Rental expenses of the Company were $393,895 and $219,183 for the years ended December 31, 2015 and 2014 respectively.

8. STOCKHOLDERS’ EQUITY

On July 7, 2015, the Board granted 300,000 shares of fully vested common stock to a third party for consulting services. The shares were subsequently issued on August 26, 2015 and the Company fair valued the shares at grant date and recorded $186,000 as share-based compensation expense during the year ended December 31, 2015.

On November 16, 2015, we entered into various subscription agreements with and sold to the selling stockholders a total of 1,000,000 shares of Common Stock at a price of $1.58 per share for aggregate gross proceeds of $1,580,000 (the “Private Placements”). The shares were offered and sold without registration under the Securities Act, in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D and/or Rule 903 of Regulation S promulgated thereunder. No commissions were paid by the Company in connection with the Private Placements.

On November 20, 2015, we entered into a Consulting Agreement with Regeneration Capital Group, LLC (“Regeneration”) for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Regeneration 487,000 restricted shares of Common Stock (the “Compensation Shares”) which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, the Compensation Shares shall be returned to the Company for cancellation. Regeneration shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares. The Compensation Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

9. SUBSEQUENT EVENT

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, who is also our Chief Financial Officer, Chief Accounting Officer and director. Because of these multiple roles, it is impossible to fully segregate duties to ensure that all information required to be disclosed by us in the reports that we file or submit is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of the fiscal year ended December 31, 2015.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by our Chief Executive Officer, Chief Financial Officer and director.

Based on our evaluation, we determined that, as of December 31, 2015, our internal control over financial reporting was ineffective.

In order to improve the efficiency of our internal control over financial reporting, we have taken and are implementing the following measures:

•	We have planned to establish a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. We will also set up a key monitoring mechanism such as independent directors and audit committee to oversee and monitor Company’s risk management, business strategies and financial reporting procedure.

•	We plan to appoint a suitability qualified Chief Financial Officer.

•	We have planned to strengthen our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function.

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

The following are our officers and directors as of the date of this prospectus. Other than Mr. Levinson, our sole officer and other directors reside in the PRC and Hong Kong and, therefore, it may be difficult for investors to effect service of process within the U.S. upon the latter or to enforce judgments against them obtained from the United States courts.

The following table sets forth certain information concerning our directors and executive officer:

Name	Age	Position
Di Xiao	40	Chief Executive Officer, Chief Financial Officer and Chairman
Joseph Levinson	39	Director
William Kwok Keung Tsui	59	Director

The following is a summary of the biographical information of our directors and officers:

DI XIAO, the founder and executive director of the Company, has been in the art investment and consulting industry since 2008. He is familiar with all forms of art dealings, as well as the trading models and risks in the Chinese art market. He has extensively researched the evaluation, storage and insurance of artworks. Prior to founding Hong Kong Takung in 2012, he served as the general manager of Hangzhou LuxTimes Culture and Art Co., Ltd. from March 2009 to January 2013, where he oversaw the general operation. Prior to that, Mr. Xiao served as a director at FAI electronics Co., Ltd. from August 2003 to December 2008, focusing on marketing. Mr. Xiao has a bachelor degree from Tianjin University.

JOSEPH LEVINSON, joined the Company’s Board of Directors on December 1, 2015. Mr. Levinson has 19 years’ experience in managing cross-border issues pertaining to U.S.-listed foreign companies. He speaks and reads Chinese fluently and has provided due diligence and forensic accounting services to many U.S.-based funds on their China-based investments, as well as extensive accounting and auditing consulting for numerous U.S.-listed Chinese companies. Since January 2012, he has been a director of China Xingbang Industry Group Inc., a company providing e-commerce related services and marketing consultancy services. Mr. Levinson was a director for China Growth Corp, a water purification system manufacturer, from March 2011 to March 2014 and formerly a director for China AgriCorp, Inc., a soybean producer in China, from April 2011 to September 2011. Mr. Levinson was a director for Energroup Holdings Corp., a pork producer, from April 2010 to January 2011, a director for China 3C Group, an electronics company in China, from May 2007 to January 2009 and a director for Sino Clean Energy, Inc., a clean coal manufacturer, from April 2011 to May 2011. Mr. Levinson was previously a Manager in the banking practice of the New York office of Deloitte and Touche and was involved in numerous transactions involving complex financial structures. Mr. Levinson also previously worked at KPMG in New York and Hong Kong. In the 1990s, Mr. Levinson served as an executive of Hong Kong Stock Exchange-listed China Strategic Holdings, where his major responsibilities included its subsidiary, China Tire, one of the first Mainland Chinese companies, to list on the NYSE. He is also the editor of “Wall Street Guanxi: How Chinese Companies Can Maximize Their Value in the U.S. Capital Markets”, a trade paperback published in Chinese by Beijing University Press in 2007. Mr. Levinson graduated summa cum laude from the University at Buffalo in 1994 with a double major in accounting and finance. Mr. Levinson’s track record as a U.S. Certified Public Accountant for 19 years, and his long experience in China were factors viewed favorably by the Board in selecting Mr. Levinson for a directorship. Specifically, Mr. Levinson’s experience as a manager at the “Big 4” firms of Deloitte and Touche, his work as a U.S. Certified Public Accountant, and his academic achievements were factors in leading to this recommendation.

WILLIAM KWOK KEUNG TSUI, joined the Company’s Board of Directors on December 1, 2015. Mr. Tsui has extensive experience in trading, manufacturing, property management and development and corporate finance and management. In 2002, he founded Smith Naturals (China) Ltd., a subsidiary of Smith Naturals (USA) LLC, a manufacturer of herbal natural supplements and cosmetic products and has been serving as its Executive Director in charge of marketing since its inception. In 2004, he founded Jewels4Teens (China) Ltd., a jewelry and fashion accessories company and has been serving as its Executive Director for marketing since its incorporation. In 1988, he founded Adeble Enterprises Ltd., which introduces high tech food processing machinery to China, and has been the company’s managing director. In 1985, he founded Hua Xing Industrial Ltd. and served as director. He also managed the China Trade department of Kemklen Industrial Co. Ltd. from 1984 to 1985. Mr. Tsui holds a bachelor’s degree in civil engineering from McGill University in Canada. Mr. Tsui’s extensive executive experience in the China-related manufacturing, corporate finance and management spheres led to our conclusion that he is well qualified to serve as a director of the Board.

Directors and Officers of Hong Kong Takung

Di Xiao, our present Chief Executive Officer, Chief Financial Officer and Chairman is also the founder and sole director and officer (General Manager) of Hong Kong Takung. Under Hong Kong Takung’s Articles of Association and Hong Kong law, Hong Kong Takung is managed by the General Manager who is appointed and supervised by the Board of Directors. A director is appointed by the stockholders for a term of one year or until the next Annual General Meeting and can be re-elected for consecutive terms.

Directors and Officers of Shanghai Takung and Tianjin Takung

Mr. Zishen Li is the General Manager of Shanghai Takung and Tianjin Takung.

Mr. Li has extensive experience in working in the Chinese art industry since 2009. He is familiar with storage, appraisal and other procedures related to the trading of artworks. He also has expertise in internet application and online artwork trading. He served as the assistant general manager of Tianjin Culture and Artwork Exchange Co., Ltd. from 2009 to 2014. Mr. Li was engaged in customer service related work at WuXi AppTec (NYSE: WX) from 2006 to 2008. He graduated from Zhejiang University of Technology with a Bachelor of Science degree in 2006, and completed the postgraduate studies in industrial economics at Nankai University in 2013.

Mr. Li has been a Vice President of Hong Kong Takung since March 1, 2015. He was subsequently appointed as the General Manager of Shanghai Takung with effect from July 28, 2015. The employment with Mr. Li can be terminated by either party by giving at least one month notice. Mr. Li reports to Mr. Di Xiao, the CEO of Takung Art Co., Ltd.

Term of Office

Our directors hold their positions until the next annual meeting of stockholders and until their successor is elected and qualified by our stockholders, or until their earlier death, retirement, resignation or removal.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our Board believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the Board believes that marketing and technology experience should be represented on the Board. The Company is involved in the on-line trading business in Hong Kong and the PRC.  Therefore the Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the board believes that governmental, political or diplomatic expertise should be represented on the Board.

Set forth below are a chart and a narrative disclosure that summarize the specific qualifications, attributes, skills and experiences described above. An “X” in the chart below indicates that the item is a specific reason that the director has been nominated to serve on the Company’s Board. The lack of an “X” for a particular qualification does not mean that the director does not possess that qualification or skill. Rather, an “X” indicates a specific area of focus or expertise of a director on which the board currently relies.

	Di Xiao	Joseph Levinson	William Kwok Keung Tsui
High level of financial literacy		X	X
Extensive knowledge of the Company’s business	X
Marketing/Marketing related technology experience	X		X
Relevant Chief Executive/President or like experience	X	X	X
Governmental, political or diplomatic expertise

Di Xiao

Extensive knowledge of the Company’s business/Marketing/Marketing related technology – Mr. Xiao is the founder and executive director of the Company and has been in the art investment and consulting industry since 2008. He is familiar with all forms of art dealings, as well as the trading models and risks in the Chinese art market. He has extensively researched the evaluation, storage and insurance of artworks. Prior to founding Takung in 2012, he served as the general manager of Hangzhou LuxTimes Culture and Art Co., Ltd. from March 2009 to January 2013, where he oversaw the general operation.

Relevant Chief Executive/President or like experience -Prior to founding Hong Kong Takung in 2012, he served as the general manager of Hangzhou LuxTimes Culture and Art Co., Ltd. from March 2009 to January 2013, where he oversaw the general operation.

Joseph Levinson

High level of financial literacy – Mr. Levinson has provided due diligence and forensic accounting services to many U.S.-based funds on their China-based investments, as well as extensive accounting and auditing consulting for numerous U.S.-listed Chinese companies. Mr. Levinson was previously a Manager in the banking practice of the New York office of Deloitte and Touche and was involved in numerous transactions involving complex financial structures. Mr. Levinson also previously worked at KPMG in New York and Hong Kong. Mr. Levinson graduated summa cum laude from the University at Buffalo in 1994 with a double major in accounting and finance. Mr. Levinson’s track record as a U.S. Certified Public Accountant for 19 years, and his long experience in China were factors viewed favorably by the Board in selecting Mr. Levinson for a directorship. Specifically, Mr. Levinson’s experience as a manager at the “Big 4” firms of Deloitte and Touche, his work as a U.S. Certified Public Accountant, and his academic achievements were factors in leading to this recommendation.

Relevant Chief Executive/President or like experience – Mr. Levinson has an impressive record of acting a director and advising many U.S. listed Chinese companies. In the 1990s, Mr. Levinson served as an executive of Hong Kong Stock Exchange-listed China Strategic Holdings, where his major responsibilities included its subsidiary, China Tire, one of the first Mainland Chinese companies, to list on the NYSE.

William Kwok Keung Tsui

High level of financial literacy/ Relevant Chief Executive/President or like experience – Mr. Tsui has, amongst many things, extensive experience in corporate finance. He has founded numerous companies and continue to assume an executive role in many of them.

Marketing/Marketing related technology experience - In 2002, Mr. Tsui founded Smith Naturals (China) Ltd., a subsidiary of Smith Naturals (USA) LLC, a manufacturer of herbal natural supplements and cosmetic products and has been serving as its Executive Director in charge of marketing since its inception. In 2004, he founded Jewels4Teens (China) Ltd., a jewelry and fashion accessories company and has been serving as its Executive Director for marketing since its incorporation.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies.

There are no family relationships among our directors or officers.

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•	Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officers and principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees.

The Board held seven meetings during the fiscal year of 2015.

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent, which amounted to one such action.

Our sole director, Mr. Di Xiao, (until December 1, 2015) attended 100% of the total number of meetings of the board and those committees on which he served during the year.

Board Leadership Structure and Role in Risk Oversight

Mr. Di Xiao is the Company’s Chairman, Chief Executive Officer and Chief Financial Officer. We have two independent directors. The Board believes that the Company’s chief executive officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well. The Board’s role in the risk oversight of the Company includes, among other things:

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

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Limitations on Liability

Article VI of our Bylaws limits the liability of our directors, officers and employees to the fullest extent permitted by Delaware law. Consequently, our directors and officers may not be personally liable for monetary damages regarding their duties as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our Company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2015, our officers and directors, and all of the persons known to us to own more than 10% of our Common Stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Takung Art Co., Ltd and its subsidiaries, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Takung (Shanghai) Co., Ltd in the fiscal years ended December 31, 2015 and 2014 in their capacity as such officers. Mr. Di Xiao, our present chief executive officer and chief financial officer and director, and Mr. Jerett A. Creed, our former chief executive officer, chief financial officer and director received no additional compensation for their services as director. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Bonus	Stock Options	Total Annual
Di Xiao	2015	$37,161.72	$4,645.22	-	$41,806.94
CEO, CFO and Director (1)	2014	$18,469	$46,424	-	$64,893

Jerett A. Creed; Former CEO and Director (2)	2015	-	-	-	-
	2014	$96,129	-	-	$96,129

(1) In connection with the Reverse Merger, Di Xiao was appointed as our new Chief Executive Officer, Chief Financial Officer and director effective from October 20, 2014. He also received a bonus of $46,424 (HK$360,000) for the year 2014. For the year ended December 31, 2015, Mr. Xiao received an apportioned salary of $37,161.72 and an apportioned bonus of $4,645.22. His compensation is apportioned between Takung Art Co., Ltd and its subsidiary, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd to reflect the time he spends on the affairs of both entities.

(2) Jerett A. Creed was our former Chief Executive Officer and director until his resignation on October 20, 2014 in connection with the Reverse Merger.

Employment Agreements

Our former CEO, Mr. Creed's employment agreement provided an annual compensation of $120,000 per year. Additionally the agreement provided for 5% accrued annual interest on the outstanding principle balance for any funds advanced to us or unreimbursed by us from the employee for recognized business expenses. The employment agreement with Mr. Creed was terminated upon his resignation from all positions he held with us on October 20, 2014.

Operating Subsidiary Executive Compensation Summary

The table below sets forth the positions and compensations for the sole officer and director of Hong Kong Takung for the years ended December 31, 2015 and 2014.

Name	Year	Annual Salary ($)		Bonus ($)	Total ($)
Di Xiao	2015	86,710.80	(2)	10,838.85	97,549.65
Managing Director	2014	92,887.05	(1)	-	92,887.05	(1)

(1)	Mr. Xiao received a monthly compensation of $7,741 (HK$60,000).

(2)	Mr. Xiao’s monthly compensation was adjusted to $10,322.71 (HK$80,000) per his employment agreement with Hong Kong Takung dated June 1, 2014. His compensation is apportioned between Takung Art Co., Ltd and its subsidiary, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd to reflect the time he spends on the affairs of both entities.

Operating Subsidiary Employment Agreements

Mr. Xiao entered into an employment agreement with Hong Kong Takung on June 1, 2014 whereby he agreed to serve as Hong Kong Takung’s General Manager and Managing Director. Pursuant to such employment agreement, Mr. Xiao is entitled to a monthly salary of $10,322.71 (HK$80.000), which will be reviewed annually in January. The employment agreement may be terminated by either party upon one month’s advance notice.

Mr. Li has been a Vice President of Hong Kong Takung since March 1, 2015. He was subsequently appointed as the General Manager of Shanghai Takung and Tianjin Takung with effect from July 28, 2015 and January 27, 2016 respectively. The employment with Mr. Li can be terminated by either party by giving at least one month notice.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for Hong Kong private companies to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We will consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Compensation of Directors

The following table sets forth the compensation received by our directors in fiscal year of 2015 in their capacity as directors.

Name and Principal Position	Fee earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Di Xiao Chief Executive Officer, Chief Financial Officer and director (1)	-	-	-	-	-	-	-

Joseph Levinson Director (2)	$3,333.33	-	-	-	-	-	$3,333.33

William Kwok Keung Tsui (2)	$3,333.33	-	-	-	-	-	$3,333.33

(1)	Mr. Di Xiao receives no compensation for his services as director.

(2)	Messers. Joseph Levinson and William Kwok Keung Tsui joined the Company as its directors on December 1, 2015. Pursuant to their offer letters, they will be eligible to participate in the Company’s non-executive director compensation program, under which they will receive an annual cash compensation of $40,000 (payable quarterly in advance on the first business day of each calendar quarter) for serving as a director and an additional $10,000 cash payment if they serve as the chairman of the Board committees. They will also be entitled to receive 5,000 restricted shares of Common Stock of the Company every year, which shares will vest in four equal quarterly installments. The Company will reimburse their reasonable and properly documented expenses in connection with the performance of their responsibilities.

Option Grants Table

There are no individual grants or stock options to purchase our Common Stock made to the executive officers named in the Executive Compensation Table through the date of this Annual Report.

Outstanding Equity Awards at Fiscal Year-End

There were no options outstanding as of December 31, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2015.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made in the last completed fiscal year under any LTIP.

Pension and Retirement Plans

Currently, except for contributions to the PRC government-mandated social security retirement endowment fund for those employees who have not waived their coverage, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of February 16, 2016.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person‘s address is c/o Takung Art Co., Ltd, Flat/RM 03-04 20/F Hutchison House 10 Harcourt Road, Central, Hong Kong.

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	Percentage Ownership of Shares of Common Stock
Owner of more than 5% of Class

Yan Sun (3) 1-4-901, Tianyang Place, Beicang Town, Beichen District, Tianjin, PRC	Common Stock	3,732,907	33.6%

Directors and Officers

Di Xiao (2)(3)	Common Stock	92,390	*
Joseph Levinson (4)	Common Stock	-	-
William Kwok Keung Tsui (4)	Common stock	-	-

All Officers and Directors (three persons)		92,390	*

*Less than one percent (1%) of the issued and outstanding shares of Common Stock as of February 16, 2016.

(1)	In determining beneficial ownership of our Common Stock as of a given date, the number of shares shown includes shares of Common Stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of Common Stock owned by a person or entity on February 16, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of Common Stock outstanding on February 16, 2016 (11,119,276), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred stock and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	In connection with the Reverse Merger, Di Xiao was appointed as our new Chief Executive Officer, Chief Financial Officer and director effective from October 20, 2014.

(3)	On October 20, 2014, we acquired Hong Kong Takung in a Reverse Merger transaction involving Kirin Linkage Limited and Loyal Heaven Limited, shareholders of Hong Kong Takung. In consideration of receiving all 20,000,000 issued and outstanding shares of Hong Kong Takung, we issued to Kirin Linkage Limited and Loyal Heaven Limited 41,995,200 and 167,980,800 pre Reverse Stock Split shares of restricted Common Stock respectively. Kirin Linkage Limited, a Cayman Islands company had four stockholders, namely Aihua Tian, Caijing Zhao, Yue Zhang and Di Xiao, each holding equal shares of Kirin Linkage Limited. Accordingly, each shareholder of Kirin Linkage Limited had sole investment and voting power over shares owned by Kirin Linkage Limited in the proportion to their respective shareholdings in Kirin Linkage Limited. On or about August 12, 2015, Kirin Linkage Limited transferred its shareholdings in the Company to five (5) individuals who were its shareholders. Di Xiao, one of the recipients of these shares, received 92, 390 post Reverse Stock Split shares. None of the other transferees hold more than five per cent (5%) of the Company’s issued and outstanding shares. Similarly, on or about August 12, 2015, Loyal Heaven Limited transferred all its shares in the Company to eight (8) individuals who were its shareholders, of whom only Yan Sun holds more than five per cent (5%) of the Company’s issued and outstanding shares of Common Stock. Each of the aforementioned stockholders has sole investment and voting power over their respective shares of Common Stock in the Company.

(4)	Both Joseph Levinson and William Kwok Keung Tsui were appointed directors of the Company on December 1, 2015. Pursuant to their offer letters, the new directors will, apart from their cash compensation, be entitled to receive 5,000 restricted shares of common stock of the Company every year, which shares will vest in four equal quarterly installments. As of December 23, 2015, none of these shares have been issued or vested.

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

Pursuant to Section 3.1 and 3.2 of the employment agreement with our former CEO, Mr. Jerett Creed dated April 22, 2009, loans to the Company may be made by Mr. Creed from time to time for general working capital purposes and the terms of any loans are to be covered by a separate loan agreement. If insufficient cash is available to reimburse Mr. Creed for necessary and reasonable expenses, interest shall accrue at 5% annually on such amounts. Mr. Creed may also elect at his sole discretion the option of converting any outstanding salary balance to equity at a conversion price to be determined by the Company.

On November 20, 2015, we entered into a Consulting Agreement with Regeneration Capital Group, LLC for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Capital Group, LLC 487,000 restricted shares of Common Stock (the “Compensation Shares”) which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, the Compensation Shares shall be returned to the Company for cancellation. Regeneration Capital Group, LLC shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares.

Other Related Transactions of Hong Kong Operating Entity and Shanghai Operating Entity

Related Transactions Prior to Reverse-Merger

Except as disclosed above, no executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serve as a trustee or in a similar capacity or has a substantial beneficial interest in is or has been indebted to us at any time since the beginning of our fiscal year 2014.

Procedures for Approval of Related Party Transactions

Our Board of directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Except as reported above, our sole officer and director, Mr. Di Xiao, does not hold any directorships in other reporting companies and does not qualify as an “independent director” under the NASDAQ Listing Rule 5605(a)(2). Mr. Joseph Levinson and Mr. William Kwok Keung Tsui however qualify as independent directors under the NASDAQ Listing Rule 5605(a)(2).

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

On October 20, 2014, in connection with the Reverse Merger, we dismissed Farber as our independent registered public accounting firm and on the same day, we appointed AWC (CPA) Limited (formerly, Albert Wong & Co., CPA), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our new independent registered public accounting firm.

Audit Fees

We did not incur any fees for Reuben for the integrated audit of the Company for fiscal year ended December 31, 2014.

We incurred approximately $3,325 for professional services rendered by Farber for the review of our quarterly reports for the quarters ended June 30, 2014 and current report for the reverse merger.

We incurred approximately $89,808 for professional services rendered by AWC (CPA) Limited for the review of our annual reports for the year ended December 31, 2014, current report for the reverse merger.

We incurred approximately $85,000 for professional services rendered by our registered independent public accounting firm of AWC (CPA) Limited for the integrated audit of the Company for 2015.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2015 and 2014.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2015 and 2014.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2015 and 2014.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment (3)
3.7	Certificate of Amendment (5)
3.8	Certificate of Incorporation of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
3.9	Articles of Association of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
4.1	Takung Art Co., Ltd 2015 Incentive Stock Plan (6)
10.1	Share Exchange Agreement dated September 23, 2014, by and among Cardigant Medical Inc., HongKong Takung Assets and Equity Artworks Exchange Co., Ltd., and the shareholders of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
10.2	Tenancy Agreement with Hongville Limited (4)
10.3	Co-Owner Agreement (4)
10.4	Provisional Rules Governing the Trading in Artwork Units (4)
10.5	Provisional Rules Governing the Offering and Listing of Artwork Units(4)
10.6	Market Entry Agreement of Traders (4)
10.7	Provisional Administrative Measures Governing the Registration and Clearing of Artwork Units(4)
10.8	Order Form with China Telecom Global Limited(4)
10.9	Employment Letter, dated June 1, 2014, by and between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Di Xiao(4)
10.10	Cooperation Agreement for Bank-Dealer Payment Services, dated August 20, 2013, by and between Wing Lung Bank Ltd. and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.11	Agreement of Funds Transfer Services, dated June 25, 2014, by and between China Merchants Bank Co., Ltd., Hong Kong Branch and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.12	Internet and SMS Marketing Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.13	Print Media Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.14	Trader Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.15	Software Development Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.16	Subscription Agreement (8)
10.17	Consulting Agreement between the Company and Regeneration Capital Group, LLC dated November 20, 2015 (9)
10.18	Software Development Agreement dated August 1, 2015, between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Shenzhen Qianrong Cultural Investment Development Co., Ltd.(10)
16.1	Letter from Farber Hass Hurley LLP (4)

21.1	List of Subsidiaries *
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

(4)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(5)	Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on August 12, 2015.

(6)	Incorporated herein by reference to Exhibit 4.1 to our registration statement on Form S-8 filed with the SEC on August 27, 2015.

(7)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 31, 2015.

(8)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 17, 2015.

(9)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 23, 2015.

(10)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on November 25, 2015.

*Filed herewith

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

Signature	Title	Date

/s/ Di Xiao	Chief Executive Officer	February 17, 2016
Di Xiao	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Di Xiao	Chief Financial Officer	February 17, 2016
Di Xiao	(Principal Financial and Accounting Officer)

/s/Joseph Levinson	Director	February 17, 2016
Joseph Levinson

/s/ William Kwok Keung Tsui	Director	February 17, 2016
William Kwok Keung Tsui

