Form 10-Q
period 2016-03-31
Takung Art Co., Ltd.
filed 2016-05-16
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                          ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                      ☐ Yes         ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock issued and outstanding as of May 16, 2016 is 11,119,276.

FORM 10-Q

TAKUNG ART CO, LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,668,639	$10,769,456
Restricted cash	17,791,375	16,195,289
Deposits	200,560	191,575
Accounts receivables, net	458,771	184,537
Other receivables	16,653	-
Prepayment	1,363,556	1,172,405
Due from director	-	502
Total current assets	31,499,554	28,513,764
NON-CURRENT ASSETS
Property and equipment, net	1,524,436	1,213,255
Intangibles, net	20,538	22,194
Prepayment – Non-current	4,547	-
Total non-current assets	1,549,521	1,235,449
TOTAL ASSETS	$33,049,075	$29,749,213

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses and other payables	$827,151	$667,622
Customer deposits	17,791,375	16,195,289
Deferred revenue	147,337	-
Tax payables	1,414,873	1,564,370
Total current liabilities	20,180,736	18,427,281

NON-CURRENT LIABILITIES
Deferred tax liabilities	$42,572	$45,037
Total non-current liabilities	42,572	45,037
TOTAL LIABILITIES	20,223,308	18,472,318

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 11,119,276 shares issued and outstanding at March 31, 2016 and December 31, 2015	11,119	11,119
Additional paid-in capital	4,905,953	4,465,217
Retained earnings	7,898,029	6,801,977
Accumulated other comprehensive income (loss)	10,666	(1,418)
Total stockholders' equity	12,825,767	11,276,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,049,075	$29,749,213

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

\CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
Revenue	$3,788,770	$1,274,879

Cost of revenue	(262,067)	(177,692)

Gross profit	3,526,703	1,097,187

Operating expenses:
General and administrative expenses	(1,561,373)	(466,493)
Selling expenses	(638,209)	(9,456)

Income from operations	1,327,121	621,238

Other income and expense:
Other income	50,643	29
Exchange gain or loss	119,456	-

Total other income	170,099	29

Income before provision for income taxes	1,497,220	621,267

Provision for income taxes	(401,168)	(127,172)

Net income	$1,096,052	$494,095

Foreign currency translation adjustment	12,084	(364)

Comprehensive income	$1,108,136	$493,731

Earnings per common share– basic	$0.10	$0.05
Earnings per common share– diluted	0.10	$0.05
Weighted average number of common shares outstanding– basic	11,119,276	9,332,267
Weighted average number of common shares outstanding– diluted	11,147,577	9,332,267

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:

Net income	$1,096,052	$494,095
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	102,973	74,128
Changes in exchange rate	(157,518)	-
Stock-based compensation	440,736	-
Changes in operating assets and liabilities:
Accounts receivables	(274,234)	-
Deposit	(8,985)	(115,992)
Other receivables	(16,653)	(281)
Prepayment	(195,698)	56,810
Restricted cash	(1,499,123)	3,093,533
Deferred revenue	147,337	-
Due from director	502	(18,688)
Customer deposits	1,499,123	(3,093,533)
Deferred tax liabilities	(2,465)	12,431
Tax payable	(149,497)	114,694
Accrued expenses and other payables	278,985	(661,425)
Net cash provided by (used in) operating activities	1,261,535	(44,228)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(409,664)	(218,167)
Net cash used in investing activities	(409,664)	(218,167)

Effect of exchange rate change on cash and cash equivalents	47,312	(402)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	899,183	(262,797)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,769,456	2,355,839

CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,668,639	$2,093,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$521,714	$-
Cash paid during the year for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Takung Art Co., Ltd.(the “Company” or “Takung Art”), a Delaware corporation (formerly Cardigant Medical Inc.) through Hong Kong Takung Assets and Equity of Artworks Exchange Co., Ltd. (“Takung”), a Hong Kong company and our wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

HongKong Takung Assets & Equity of Artworks Exchange Co., Ltd. (“Takung”) was incorporated in Hong Kong on September 17, 2012 and operates an electronic online platform for offering and trading artwork. For the period from September 17, 2012 (inception) to December 31, 2012, there was no operations except the issuance of shares for subscription receivable. We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees. We conduct our business primarily in Hong Kong, People’s Republic of China.

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

REVERSE MERGER

On October 20, 2014, Cardigant Medical Inc. (or “Cardigant”) acquired all the issued and outstanding shares of Takung, a privately held Hong Kong corporation, pursuant to the Share Exchange Agreement and Takung became the wholly owned subsidiary of Cardigant in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of Takung common stock were converted, at an exchange ratio of 10.4988-for-1, into an aggregate of 8,399,040 (209,976,000 pre-reverse split) shares of Cardigant common stock and Takung became a wholly owned subsidiary of Cardigant. The holders of Cardigant’s common stock as of immediately prior to the Merger held an aggregate of 933,227 (23,330,662 pre-reverse split) shares of Cardigant’s common stock, The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, Cardigant’s name was changed from “Cardigant Medical Inc.” to “Takung Art Co., Ltd.”

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2016, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2016 and December 31, 2015, respectively.

Comprehensive Income

Recognized revenue, expenses, gains and losses are included in net income or loss. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income or loss, are components of comprehensive income or loss. The components of other comprehensive income or loss are consisted solely of foreign currency translation adjustments, net of the income tax effect.

Foreign Currency Translation

The functional currency of the Company is the Hong Kong Dollar (“HKD”).

The functional currency of Takung Shanghai& Tianjin is the Renminbi (“RMB”).

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rates on the balance sheet dates, which are 7.7563 and 7.7507 as of March 31, 2016 and December 31, 2015 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which are 7.7740 and 7.7556 for the period ended March 31, 2016 and 2015 respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet dates, which is 6.4480 as of March 31, 2016; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which is 6.5394 for the period ended March 31, 2016.

The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2016 and December 31, 2015, the Company’s cash and cash equivalents amounted $11,668,639 and $10,769,456, respectively. All of the Company’s cash deposits are held in the financial institutions located in Hong Kong and China where there are currently regulation mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the ownership units, the seller can send instructions to the bank, requesting the amount to be transferred to their personal accounts. After deducting the commission and the management fee as per Takung’s instruction, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account. Restricted cash was $17,791,375 and $16,195,289 as of March 31, 2016 and December 31, 2015, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates for the allowance for doubtful accounts based upon our assessment of various factors, including historical, experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers' ability to pay.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in other income (loss). Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

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

No impairments were recorded during the period ended March 31, 2016 and December 31, 2015, respectively.

Intangible Assets

Intangible assets represent the licensing cost for our trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of March 31, 2016 and December 31, 2015.

Customer deposit

Customer deposit represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Customer deposit was $17,791,375 and $16,195,289 as of March 31, 2016 and December 31, 2015, respectively.

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

Listing fee – The Company collects a listing fee once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such shares accounted as the listing fee revenue accordingly. When the ownership shares of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-48% of the total offering price for calligraphies, paintings and jewelry, which are the major types of artwork listed and traded on our system as of March 31, 2016. Listing fee revenue was $2,195,064 and $503,633 for the three months ended March 31, 2016 and 2015, respectively.

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

Commission rebate programs are offered to the traders and service agents. As part of the referral incentive program, the Company would rebate 15% of the commission earned from the transactions of new traders referred by the existing traders. In addition, the Company rebates 40% to 60% to the service agents when they bring in the agreed number of traders to the trading platform. Such commission rebate is recognized as reduction of the commission revenue. Commission rebated program is also offered to VIP traders, when their trading volumes of certain artworks reach an agreed level each month, a contractually determined flat rate of trading commission was applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate would be waived and deducted from the commission revenue.

Commission revenue was $1,143,471 and $726,608 for the three months ended March 31, 2016 and 2015, respectively.

Management fee – The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction is completed. Management fee revenue was $128,491 and $43,349 for the three months ended March 31, 2016 and 2015, respectively.

Annual fee income – The Company charges an annual fee for providing traders with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period.

Authorized agent subscription revenue – The Company charges an authorized agent subscription fee which is an annual service fee paid by authorized agents to grant them the right to bring their network of artwork owners to list their artwork on our trading platform. This revenue is recognized ratably over the annual agreement period.

Cost of Revenue

Our cost of revenue consists primarily of expenses associated with the delivery our service. These include expenses related to the operation of our data centers, such as facility and lease of the server equipment, development and maintenance of our platform system, salaries, benefits, and share-based compensation for employees on our operations teams.

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

There are uncertain tax positions regarding whether the income of Takung should be deemed as the taxable income of Takung Shanghai under the law of the People's Republic of China on Enterprise Income Tax ("EIT") as of March 31, 2016 and December 31, 2015. Such income will be subject to EIT with 25% tax rate once it is deemed as the taxable income of Takung Shanghai; otherwise it is subject to Hong Kong's Profits Tax with 16.5% tax rate.

The Company currently recognizes such income as taxable income under Hong Kong's Profits Tax rather than taxable income under EIT, and the Company holds that it is more-likely-than-not that this tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position.

The Company did not have any interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the quarter ended March 31, 2016 and 2015. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of March 31, 2016 and December 31, 2015, respectively, there were options, which would have a dilutive effect on earnings per share.

Concentration of Risks

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, other receivables and prepayments. The Company places its cash and cash equivalents and restricted cash with financial institutions with high-credit ratings and quality. Accounts receivable primarily comprise of amounts receivable from the trader customers. With respect to the prepayment to service suppliers, the Company performs on-going credit evaluations of the financial condition of these suppliers. The Company establishes an allowance for doubtful accounts based upon estimates, factors surrounding the credit risk of specific service providers and other information.

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during three-month period ended March 31, 2016 and 2015.

Reclassifications

Certain amounts in the 2015 financial statements may have been reclassified to conform to the 2016 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date. This guidance will be effective as to us on January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

Financial Instrument

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2on our consolidated financial statements.

Liabilities

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

	March 31, 2016	December 31, 2015

Cost
Furniture, fixtures and equipment	$61,746	$61,787
Leasehold improvements	141,972	140,955
Computer trading and clearing system	2,041,595	1,628,542
Sub-total	2,245,313	1,831,284
Less: accumulated depreciation	(720,877)	(618,029)
Property and equipment, net	$1,524,436	$1,213,255

Depreciation expense was $102,973 and $74,128 for the three months ended March 31, 2016 and 2015, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible asset was $20,538 and $22,194 as of March 31, 2016 and December 31, 2015, respectively.

5. PREPAYMENT

Prepayments mainly consist of the prepaid service fee for the maintenance of online trading system, as well as the advertising and promotional services. The prepayment was $1,363,556 and $1,172,405 as of March 31, 2016 and December 31, 2015, respectively.

6. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of March 31, 2016 and December 31, 2015 consisted of:

	March 31, 2016	December 31, 2015

Trading and clearing system	$39,885	$76,763
Accruals for promotional services related to trading platform	96,696	-
Accruals for professional fees	145,796	75,116
Accruals for consulting fees	255,708	259,244
Accruals for rental	33,668	15,855
Accruals for foreign currency gain/loss of restricted cash	60,552	175,216
Payroll payables	116,565	46,167
Other payables	78,281	19,261
Total accrued expenses, account & other payables	$827,151	$667,622

7. INCOME TAXES

United States of America

As of March 31, 2016, the Company in the United States had $1,612,604 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years.

The Company believes that it is more-likely-than-not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US during the three months ended March 31, 2016 and 2015. Accordingly, the Company has no net deferred tax assets under the US entity.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the quarter ended March 31, 2016 and 2015, if applicable.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income.  All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the three months ended March 31, 2016 and 2015.

The income tax expenses were $401,168 and $127,172 for the three months ended March 31, 2016 and 2015, respectively.

The income tax provision consists of the following components:

	March 31, 2016	March 31, 2015
Current	403,633	114,732
Deferred	(2,465)	12,440

TOTAL PROVISION FOR INCOME TAXES	$401,168	$127,172

A reconciliation between the Company’s effective tax rate and the expected statutory rate is as follow:

	March 31, 2016	March 31, 2015

Income before income tax expense	$1,497,220	$621,267

Provision for taxes at respective statutory tax rate	104,878	103,817
Tax effect of non-deductible expenses	47,942	23,355
Changes in valuation allowance	248,348	-

TOTAL PROVISION FOR INCOME TAXES	401,168	127,172

The Company's effective tax rate was 26.8% and 20.5% for the three months ended March 31, 2016 and 2015, respectively.

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of March 31, 2016	As of December 31, 2015
	(Unaudited)
Deferred tax assets
Tax loss carried forward	$548,285	$268,987
	548,285	268,987
Valuation allowance	(548,285)	(268,987)
Deferred tax asset, net	-	-

Deferred tax liabilities
Property, plant and equipment, principally due to differences in depreciation	42,572	45,037
Deferred tax liability	$42,572	$45,037

8. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of March 31, 2016 and December 31, 2015, the Company has capital commitments of $282,677 and $348,329, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of March 31, 2016 are payable as follows:

Remaining 2016	$407,739

Year ending December 31, 2017	528,552

Year ending December 31, 2018	270,582

Year ending December 31, 2019	85,908

Year ending December 31, 2020 and thereafter	85,298

Total	$1,378,079

Rental expense of the Company was $116,593 and $65,899 for the three months ended March 31, 2016 and 2015, respectively.

9. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Three months ended March 31, 2016	Three months ended March 31, 2015
	(Unaudited) $	(Unaudited) $
Numerator:
Net income	1,096,052	$494,095

Denominator
Weighted-average shares outstanding
-Basic	11,119,276	9,332,267
-Diluted	11,147,577	9,332,267

Earnings per share
-Basic	0.10	0.05
-Diluted	0.10	0.05

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

431,525 options outstanding with a total dilutive effect of 268,600 shares were included in the computation of diluted EPS for the three months ended March 31, 2016. No options outstanding with no dilutive effect for three months ended March 31, 2016.

10. STOCKHOLDERS’ EQUITY

On July 7, 2015, the Board granted 300,000 shares of fully vested common stock to a third party for consulting services. The shares were subsequently issued on August 26, 2015 and the Company fair valued the shares at grant date and recorded $186,000 as share-based compensation expense during the year ended December 31, 2015.

On August 10, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of our issued and outstanding shares of Common Stock at a ratio of 1-for-25 (the “Reverse Stock Split”). Upon filing of the Certificate of Amendment, every twenty-five shares of the Company’s issued and outstanding Common Stock were automatically converted into one issued and outstanding share of Common Stock, without any change in par value per share. No fractional shares will be issued as a result of the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share will be entitled to rounding up their fractional shares to the nearest whole number. Prior period consolidated financial statement is adjusted to reflect the impact of the one-for-twenty five reverse stock split.

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

On November 20, 2015, we entered into a Consulting Agreement with Regeneration Capital Group, LLC (“Regeneration”) for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Regeneration 487,000 restricted shares of Common Stock (the “Compensation Shares”) which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, the Compensation Shares shall be returned to the Company for cancellation. Regeneration shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares. The Compensation Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. The stock based compensation related to this consulting agreement was $384,730 during the three months ended March 31, 2016.

Stock-based Compensation Plans

During the three months ended March 31, 2016, the Company granted an aggregate of 431,525 stock options under the 2015 Incentive Stock Plan (the “2015 Plan”). 112,925 of the options were granted effective March 30, 2016, 50,000 were granted effective February 29, 2016 and 268,600 were granted effective February 2, 2016. In addition, on March 1, 2016, 7,463 of restricted stock-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The February 2, 2016 grant included a grant of 50,000 shares to a non-employee who became an employee on March 2, 2016.

The exercise price of stock options was ranged from $2.91 to $3.65 and the requisite service period was ranged from two to five years. 27,425 stock options have been vested and no stock options were exercised or cancelled during the three months ended March 31, 2016 and 2015.

The following table sets forth changes in compensation-related restricted stock awards during three months ended March 31, 2016:

	Number of	Weighted Average Grant Date	Weighted Average Remaining
	Shares	Fair Value	Contractual Term
Unvested at December 31, 2015	11,131	$3.50	3.91 years
Granted	7,463	3.35
Forfeited	-	-
Vested	(3,658)	3.50
Unvested at March 31, 2016	14,936	$3.43	3.78 years

The stock-based compensation recognized during the three months ended March 31, 2016 and 2015 was $440,736 and $0, respectively.

11. SUBSEQUENT EVENT

The Company evaluated and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q or Form 10-Q and other reports filed by us from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors as they relate to our industry, our operations and results of operations, and any businesses that we may acquire. Should one or more of the events described in these risk factors materialize, or should our underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Pursuant to the Stock Purchase Agreement dated as of July 31, 2014, Yong Li, an individual purchased a total of 887,409 restricted shares of common stock of the Company from a group of three former shareholders of the Company. In consideration for the shares, Mr. Li paid the sellers $399,344 in cash which came from his own capital. The sellers were Jerett A. Creed, the Company’s former Chief Executive Officer, Chief Financial Officer, director and formerly a controlling shareholder of the Company, the Creed Family Limited Partnership and Ralph Sinibaldi. The shares represented approximately 95% of the Company’s then issued and outstanding common stock. The sale was consummated on August 28, 2014. As a result of the transaction, there was a change in control of the Company.

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

Also on October 20, 2014, we acquired the business of Hong Kong Takung Assets and Equity of Artworks Exchange Co., Ltd (“Hong Kong Takung”) through the acquisition of all the share capital of Hong Kong Takung under a Share Exchange Agreement dated September 23, 2014 in exchange for 8,339,040 newly-issued restricted shares of our common stock to the shareholders of Takung.

Hong Kong Takung is a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region, China. Although Takung was incorporated in late 2012, it did not commence business operations until late 2013.

As a result of the transfer of the excluded assets pursuant to the Contribution Agreement and the acquisition of all the issued and outstanding shares of Hong Kong Takung, we are no longer conducting the Business and have now assumed Takung’s business operations as it is now our only operating wholly-owned subsidiary.

Hong Kong Takung operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

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

We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, management fees and authorized agent subscription.

We conduct our business primarily in Hong Kong, Special Administrative Region, People’s Republic of China. Our principal executive offices are located at Flat/RM 03-04, 20/F, Hutchison House, 10 Harcourt Road, Central Hong Kong.

On July 28, 2015, our Hong Kong Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Shanghai Takung is engaged in providing services to its parent company Hong Kong Takung by receiving deposits from and making payments to online artwork traders for and on behalf of Hong Kong Takung.

On January 27, 2016, Hong Kong Takung incorporated another subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”), a limited liability company, with a registered capital of $1 million in Tianjin Pilot Free Trade Zone in Tianjin, People’s Republic of China. Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended March 31, 2016 and 2015 and related notes thereto.

THREE-MONTH PERIOD ENDED MARCH 31, 2016 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2015

Revenue

The following tables set forth our consolidated statements of income data:

	Three Months Ended March 31,
	2016	2015

Revenue	$3,788,770	$1,274,879
Cost of revenue	262,067	177,692
Selling expense	638,209	9,456
General and administrative expense	1,561,373	466,493
Total costs and expenses	2,461,649	653,641
Income from operations	1,327,121	621,238
Interest and other income, net	170,099	29
Income before provision for income taxes	1,497,220	621,267
Provision for income taxes	401,168	127,172
Net income	$1,096,052	$494,095

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	Three Months Ended March 31,
	2016	2015

Revenue	100%	100%
Cost of revenue – Direct revenue	7	14
Selling expense	17	1
General and administrative expense	41	36
Total costs and expenses	65	51
Income from operations	35	49
Interest and other income, net	5	-
Income before provision for income taxes	40	49
Provision for income taxes	11	10
Net income	29%	39%

Listing fee revenue was $2,195,064 and $503,633; commission revenue was $1,143,471 and $726,608; gross management fee revenue was $128,491 and $43,349; annual fee revenue was $161 and $1,289; authorized agent subscription revenue was $321,583 and $0 for the three months ended March 31, 2016 and 2015, respectively. Since the fourth quarter of 2015, the Company has received one more revenue stream in the form of authorized agent subscriptions, with the contribution of $321,583 for the three months ended March 31, 2016.

During the three months ended March 31, 2016, there were one piece of painting, thirteen pieces of precious stone, three pieces of jewelry, one piece of ivory, and five pieces of amber successfully listed on our system. The total listing values were $128,634 (HK$1,000,000) for one piece of painting, $1,569,334 (HK$12,200,000) for the thirteen pieces of precious stone, $565,989 (HK$4,400,000) for the three pieces of jewelry, $128,634 (HK$1,000,000) for one piece of ivory, and $2,585,542 (HK$20,100,000) for five pieces of amber, of which 48% (for a piece of painting),29%-47% (for the thirteen pieces of precious stones), 45% (for the three pieces of jewelry), 47% (for a piece of ivory),and 45%-48% (for the five pieces of amber) of the listed values were charged as listing fees, respectively.

Compared to the corresponding period ended March 31, 2015, only four pieces of jewelry with a total listing value of $1,624,968 (HK$12,600,000) were listed, of which 31% of the listed values was charged as listing fee revenue.

The increase in number of pieces listed, listing values and corresponding listing fees charged during the three months ended March 31, 2016 compared to three months ended March 31, 2015 resulted in an increase in listing fee revenue in the current period.

During the three months period ended March 31, 2016, commission revenue increased significantly mainly due to more artworks being listed and commencement of operations of Takung Shanghai in July 2015 that allowed transactions to be settled in Renminbi. This increased the number of traders from mainland China.

Our trading volume and transaction amounts increased significantly during the first quarter of 2016. Trading amount and trading volume increased by 311% and 74% respectively during the three months ended March 31, 2016 compared to the corresponding period in 2015. Takung Shanghai contributed 56% of the total trading volume, and 48% of the total trading amount and this resulted in the significant increase of our commission revenue by $416,863.

During the three-month period ended March 31, 2016, management fee revenue increased by $85,142, from $43,349 for the three months ended March 31, 2015 to $128,491, due to the aforementioned increase in trading amount and volume.

During the three-month period ended March 31, 2016, annual fee revenue decreased from $1,289 to $161, as the premium service was not as popular as the Company expected. However, no decision is being made as if the service shall be terminated in the near future.

During the three-month period ended March 31, 2016, authorized agent subscription was $321,583 for the three months ended March 31, 2016. We only started earning this form of revenue in 2016.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2016 and 2015 was $262,067 and $177,692, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform.

In the third quarter of 2014, we entered into an agreement with Qianrong to provide software development services with a total contract amount of $901,848 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of March 31, 2016, eight out of the ten modules have been completed and are operational. We have started to capitalize (with a total cost of $553,743 (HK$4,295,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2016.

Gross Profit

Gross profit was $3,526,703 for the three months ended March 31, 2016, compared to $1,097,187 for the three months ended March 31, 2015. The increase was due to the higher transaction volume with more artworks trading on our platform.

The gross profit margin during the three months ended March 31, 2016 was comparable to the corresponding period in 2015.

Listing fees contributed 57.9% of the total revenue compared to 39.5% in the corresponding period in 2015, while commission revenue contributed 30.2% compared to 57% in the corresponding period in 2015. Although there was an increase in listing fee and commission revenue in the current period, the positive factors were offset by the increase in our costs during the same period due to larger depreciation expense from the addition of platform system modules and equipment. Depreciation under the cost of revenue was increased by 35% in the current period compared to the same period in 2015. Consequently, we posted a comparable gross profit margin of 93% and 86% for the three months ended March 31, 2016 and 2015 respectively.

Operating Expenses

Selling expense was $638,209, or 16.8% of net sales, for the three months ended March 31, 2016 compared to $9,456, or 0.7% of net sales, for the comparable period in 2015, an increase of 66.5%. Selling expense is consisted of primarily the marketing activities.

General and administrative expenses for the three months ended March 31, 2016 were $1,561,373 compared to $466,493 for the three months ended March 31, 2015. The substantial increase was primarily due to an increase in consultancy fees by $54,953 because of more consultants being engaged; an increase in legal and professional fees by $125,907 because of more filing and compliance activities; an increase in salaries by $315,081 because of an increase in employee headcount; an increase in office and rental expenses by $135,598 because of the new rented office space for Takung in Hong Kong, Shanghai and Tianjin; an increase in travelling expenses by $18,965 because of more promotional activities to expand our operations; an increase in share-based compensation amounting to $440,736 because of expenses being paid to employees and non-employees and an increase of other expenses to $3,640.

The following table sets forth the main components of the Company’s operating expenses for the three months ended March 31, 2016 and 2015.

	Three months ended March 31, 2016		Three months ended March 31, 2015
	Amount($)	% of Total	Amount($)	% of Total
General and administrative expense:
Consultancy fee	138,906	8.9%	83,953	18.0%
Legal and professional fees	247,448	15.9%	121,541	26.1%
Salary and welfare	440,516	28.2%	125,435	26.9%
Office expenses and rental	181,383	11.6%	45,785	9.8%

Traveling and accommodation fees	62,375	4.0%	43,410	9.3%
Others	50,009	3.2%	46,369	9.9%
Share based compensation	440,736	28.2%	-	0%
Total general and administrative expense	$1,561,373	100.0%	$466,493	100.0%

Selling expense:
Marketing expenses	638,209	100%	9,456	100%
Total selling expense	638,209	100%	$9,456	100%

Total operating expense	$2,199,582	100.0%	$475,949	100.0%

Net Income

We had a net income for the three months ended March 31, 2016 of $1,096,052 compared to net income of $494,095 for the three months ended March 31, 2015.

The increase in net income during this current period was due to an increase of revenue by $2,513,891, as discussed in previous paragraphs.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2016, net cash provided by operating activities totaled $1,261,535. Net cash used by investing activities totaled $409,664. No cash was generated from financing activities during the period. The resulting change in cash for the period was an increase of $899,183. The cash balance at the beginning of the period was $10,769,456. The cash balance on March 31, 2016 was $11,668,639.

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

As of March 31, 2016, the Company had $20,180,736 in total current liabilities, which comprised of $759,277 in accrued expense, $67,874 in accounts payables and other payables, $147,337 in deferred revenue, $17,791,375 in customer deposits, and $1,414,873 in tax payables. As of December 31, 2015, the Company had $18,427,281 in total current liabilities, which comprised of $667,622 in accounts payables and other payables, $16,195,289 in customer deposits, and $1,564,370 in tax payables.

The Company had deferred tax liabilities as long-term liability of $42,572 as of March 31, 2016, and $45,037 as of December 31, 2015, respectively. The Company’s total liabilities as of March 31, 2016 and December 31, 2015 amounted to $20,223,308 and $18,472,318, respectively.

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

See Note 2 to the financial statements included herewith.

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Di Xiao and our Chief Financial Officer, Mr.ChunHin Leslie Chow. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the three months ended March 31, 2016 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended March 31, 2016, we have improved our structure and internal control with the following:

•	We set up a key monitoring mechanism such as independent directors and audit committee to oversee and monitor Company’s risk management, business strategies and financial reporting procedure.

•	We have appointed a suitability qualified Chief Financial Officer, an AICPA with US GAAP and SEC expertise.

•	We have strengthened our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function.

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

TAKUNG ART CO., LTD

Date: May 16, 2016	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer) and Director

Date: May 16, 2016	By:	/s/ Chun Hin Leslie Chow
Chun Hin Leslie Chow
Chief Financial Officer
(Principal Financial Officer)

