Form 10-Q
period 2016-06-30
Takung Art Co., Ltd.
filed 2016-08-19
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

____________________________________

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

The number of shares of common stock issued and outstanding as of August 15, 2016 is 11,119,276.

FORM 10-Q

TAKUNG ART CO, LTD

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,094,609	$10,769,456
Restricted cash	25,676,516	16,195,289
Short-term investments, held to maturity	9,780,466	-
Deposits	87,496	70,194
Accounts receivables, net	736,376	184,537
Prepayment and other current assets	822,734	1,172,405
Due from director	-	502
Total current assets	41,198,197	28,392,383

NON-CURRENT ASSETS
Property and equipment, net	$1,849,163	$1,213,255
Intangible assets, net	20,531	22,194
Deferred tax assets	110,185	-
Other non-current assets	196,199	121,381
Total non-current assets	2,176,078	1,356,830
TOTAL ASSETS	$43,374,275	$29,749,213

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses and other payables	$1,345,310	$667,622
Customer deposits	25,676,516	16,195,289
Advance from customers	260,353	-
Tax payables	1,873,906	1,564,370
Total current liabilities	29,156,085	18,427,281

NON-CURRENT LIABILITIES
Deferred tax liabilities	$60,476	$45,037
Total non-current liabilities	60,476	45,037

TOTAL LIABILITIES	29,216,561	18,472,318

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 11,119,276 shares issued and outstanding as of June 30, 2016 and December 31, 2015	11,119	11,119
Additional paid-in capital	5,124,991	4,465,217
Retained earnings	9,014,872	6,801,977
Accumulated other comprehensive income (loss)	6,732	(1,418)
Total stockholders' equity	14,157,714	11,276,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,374,275	$29,749,213

The accompanying notes are an integral part of these consolidated statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Stated in US Dollars except Number of Shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee revenue	$3,002,474	$606,143	$5,197,538	$1,109,776
Commission revenue	926,789	301,382	2,070,260	1,027,990
Gross management fee revenue	431,584	28,436	560,075	71,785
Annual fee revenue	268	140	429	1,429
Authorized agent subscription revenue	322,158	-	643,741	-
Total revenue	4,683,273	936,101	8,472,043	2,210,980

Cost of revenue	(275,416)	(200,120)	(537,483)	(377,812)

Gross profit	4,407,857	735,981	7,934,560	1,833,168

Operating expenses:
General and administrative expenses	(1,770,351)	(601,186)	(3,331,724)	(1,067,679)
Selling expenses	(703,366)	(48,343)	(1,341,575)	(57,799)

Income from operations	1,934,140	86,452	3,261,261	707,690

Other income and expenses:
Other income	99,887	454	150,530	454
Exchange gain or loss	(538,006)	-	(418,550)	29
Total other (loss) income	(438,119)	454	(268,020)	483

Income before provision for income taxes	1,496,021	86,906	2,993,241	708,173

Provision for income taxes	379,178	9,730	780,346	136,902

Net income	$1,116,843	$77,176	$2,212,895	$571,271

Foreign currency translation adjustment	(3,934)	984	8,150	620

Comprehensive income	$1,112,909	$78,160	$2,221,045	$571,891

Earnings per common share– basic	$0.11	$0.01	$0.21	$0.06
Earnings per common share– diluted	0.10	0.01	0.20	0.06
Weighted average number of common shares outstanding-basic	10,632,276	9,332,267	10,632,276	9,332,267
Weighted average number of common shares outstanding-diluted	11,311,385	9,332,267	11,232,989	9,332,267

The accompanying notes are an integral part of these consolidated statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(STATED IN U.S. DOLLARS)

(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:

Net income	$2,212,895	$571,271
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	239,700	156,940
Amortization	1,663	-
Changes in exchange rate	539,986	-
Stock-based compensation	659,774	-
Changes in operating assets and liabilities:
Deposits	104,079	(116,498)
Prepayment and other current assets	349,671	(15,762)
Other non-current assets	(196,199)	-
Account receivables	(551,839)	-
Due from director	502	(7,033)
Customer deposits	9,481,227	17,789
Deferred tax assets	(49,709)	-
Deferred tax liabilities	(45,037)	(9,310)
Restricted cash	(9,481,227)	(17,789)
Tax payables	309,536	146,238
Advance from customers	260,353	-
Accrued expenses and other payables	259,138	(1,139,853)
Net cash provided by (used in) operating activities	4,094,513	(414,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(884,555)	(236,448)
Purchase of held-to-maturity investments	(9,780,466)	-

Net cash used in investing activities	(10,665,021)	(236,448)

Cash flows from financing activities:
Proceeds from subscription receivables	-	515,876
Net cash provided by financing activities	-	515,876

Effect of exchange rate change on cash and cash equivalents	(104,339)	618

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,674,847)	(133,961)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,769,456	2,355,839

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,094,609	$2,221,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the period for income taxes	$563,021	$-
Cash paid during the period for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated statements.

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

HongKong Takung Assets & Equity of Artworks Exchange Co., Ltd. (“Takung”) was incorporated in Hong Kong on September 17, 2012 and operates an electronic online platform for offering and trading artwork. For the period from September 17, 2012 (inception) to December 31, 2012, there were no operations except the issuance of shares for subscription receivable. We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees. We conduct our business primarily in Hong Kong, People’s Republic of China.

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

Tianjin Takung provides technology development services to Takung and Takung Shanghai, and also carries out marketing and promotion activities in mainland China.

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

Under accounting principles generally accepted in the United States, (“U.S. GAAP”) because Takung’s former stockholders received the greater portion of the voting rights in the combined entity and Takung’s senior management represents all of the senior management of the combined entity, the Merger was accounted for as a recapitalization effected by a share exchange, wherein Takung is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Takung have been brought forward at their book value and no goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in Takung's consolidated financial statements are those of Takung and are recorded at the historical cost basis of Takung.

Unless otherwise indicated or the context otherwise requires, references to “the Company” refer to Takung Art Co., Ltd. Disclosures relating to the pre-merger business of Takung, unless noted as being the business of Cardigant prior to the Merger, pertain to the business of Takung prior to the Merger. The Company is currently trading on the OTC market with the ticker “TKAT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2016, 2015 and for the three and six months ended June 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the SEC.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2016, its consolidated results of operations and cash flows for the six-month periods ended June 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Principles of consolidation

The consolidated financial statements include the accounts of Takung Art, Co., and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2016 and December 31, 2015, respectively.

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

Foreign Currency Translation and Transaction

The functional currency of the Company and Takung Shanghai are the Hong Kong Dollar (“HKD”).

The functional currency of Tianjin Takung is the Renminbi (“RMB”).

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rates on the balance sheet dates, which are 7.7591 and 7.7507 as of June 30, 2016 and December 31, 2015 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which are 7.7671 and 7.7538 for the period ended June 30, 2016 and 2015 respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet dates, which is 6.6459 as of June 30, 2016; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which is 6.5352 for the period ended June 30, 2016.

The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholders’ equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of June 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents amounted to $4,094,609 and $10,769,456, respectively. All of the Company’s cash deposits are held in the financial institutions located in Hong Kong and China where there are currently regulations mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the ownership units, the seller can send instructions to the bank, requesting the amount to be transferred to their personal accounts. After deducting the commission and the management fee as per Takung’s instruction, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account except the Company statements of intention with regard to particular deposits. The whole process was monitored and approved by a third party accounting firm. Restricted cash amounted to $25,676,516 which includes $4,514,061 deposits with a 7-day maturity date with principal guaranteed by Bank of China, and $16,195,289 as of June 30, 2016 and December 31, 2015, respectively.

Short-term investments, held-to-maturity investments

The Company’s held-to-maturity investments consist of financial products purchased from banks, which are not allowed for the early withdrawal. The Company’s short term held-to-maturity investments are classified as short-term investments on the consolidated balance sheets based on their contractual maturity dates which are less than one year and are stated at their amortized costs.

The Company reviews its investments for other-than-temporary impairment (“OTTI”) based on the specific identification method. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds the investment’s fair value, the Company considers, among other factors, general market conditions, expected future performance of the investees, the duration and the extent to which the fair value of the investment is less than the cost, and the Company’s intent and ability to hold the investment. OTTI is recognized as a loss in the income statement.

Accounts Receivables and Allowance for Doubtful Accounts

Accounts receivables are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon our assessment of various factors, including historical, experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers' ability to pay.

Other Non-current Assets

A portion of the other assets, such as prepayments and deposits, are presented under the non-current section of the balance sheets based on the nature of the amounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in other income. Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life

Furniture, fixtures and equipment	5 years

Leasehold improvements	Shorter of the remaining lease terms or the estimated 3 years

Computer trading and clearing system	5 years

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

No impairments were recorded during the periods ended June 30, 2016 and December 31, 2015, respectively.

Intangible Assets

Intangible assets represent the licensing cost for our trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2016 and December 31, 2015.

Customer deposits

Customer deposits represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Customer deposit was $25,676,516 and $16,195,289 as of June 30, 2016 and December 31, 2015, respectively.

Advance from customers

Advance from customers represent trading commissions one month in advance charge to the VIP traders. Starting from April 1, 2016, the Company charges a monthly commission to VIP traders, instead of charging per transaction.

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

Listing fee – The Company collects a listing fee once the ownership shares of the artwork are listed and successfully traded on the Company’s system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such shares accounted as the listing fee revenue accordingly. When the ownership shares of the artwork is listed and starts trading on the Company’s system, the Original Owner and/or the Offering Agent shall pay the Company a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. The Company generally charges approximately 22.5-48% of the total offering price for calligraphies, paintings and jewelry, which are the major types of artwork listed and traded on the Company’s system as of June 30, 2016. Listing fee revenue was $3,002,474 and $606,143 for the three months ended June 30, 2016 and 2015, respectively, and $5,197,538 and $1,109,776 for the six months ended June 30, 2016 and 2015, respectively.

Commission – The Company charges trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% (resulting in an aggregate of 0.4%) of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed.

Commission rebate programs are offered to the traders and service agents. As part of the referral incentive program, the Company would rebate 15% of the commission earned from the transactions of new traders referred by the existing traders. In addition, the Company rebates 40% to 60% to the service agents when they bring in the agreed number of traders to the trading platform. Such commission rebate is recognized as reduction of the commission revenue. Commission rebated program is also offered to VIP traders , when their trading volumes of certain artworks reach an agreed level each month, a contractually determined flat rate of trading commission was applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate would be waived and deducted from the commission revenue. Starting from April 1, 2016, the Company charges a monthly commission to VIP traders, instead of charging per transaction.

Commission revenue (net of applicable rebates and discounts) was $926,789 and $301,382 for the three months ended June 30, 2016 and 2015, respectively, and $2,070,260 and $1,027,990 for the six months ended June 30, 2016 and 2015, respectively.

Management fee – The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction is completed. Management fee revenue was $431,584 and $28,436 for the three months ended June 30, 2016 and 2015, respectively, and $560,075 and $71,785 for the six months ended June 30, 2016 and 2015, respectively.

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

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the delivery the Company’s service. These include expenses related to the operation of data centers, such as facility and lease of the server equipment, development and maintenance of the Company’s platform system, as well as the cost of insurance, storage and transportation of the artworks.

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

There are uncertain tax positions regarding whether the income of Takung should be deemed as the taxable income of Takung Shanghai under the law of the People's Republic of China on Enterprise Income Tax ("EIT") as of June 30, 2016 and December 31, 2015. Such income will be subject to EIT with 25% tax rate once it is deemed as the taxable income of Takung Shanghai and Tianjin Takung; otherwise it is subject to Hong Kong's Profits Tax with 16.5% tax rate.

The Company currently recognizes such income as taxable income under Hong Kong's Profits Tax rather than taxable income under EIT, and the Company holds that it is more-likely-than-not that this tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position.

The Company did not have any interest and penalties related to uncertain tax positions in our provision for income taxes line of the Company’s consolidated statements of operations for the period ended June 30, 2016 and 2015. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of June 30, 2016 and December 31, 2015, respectively, there were options, which would have a dilutive effect on earnings per share.

Concentration of Risks

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, deposits, accounts receivables, prepayment and other current assets. The Company places its cash and cash equivalents, restricted cash and short-term investments with financial institutions with high-credit ratings and quality. Accounts receivables primarily comprise of amounts receivables from the trader customers. With respect to the prepayment to service suppliers, the Company performs on-going credit evaluations of the financial condition of these suppliers. The Company establishes an allowance for doubtful accounts based upon estimates, factors surrounding the credit risk of specific service providers and other information.

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the three-month period ended June 30, 2016 and 2015, and also during the six-month period ended June 30, 2016 and 2015.

Reclassifications

Certain amounts in the 2015 financial statements may have been reclassified to conform to the 2016 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company has evaluated the effect on the Company’s consolidated financial statements and related disclosures and concluded that the adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

Financial Instrument

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. The Company is currently evaluating the impact that the standard will have on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in May 1, 2019. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-2 on the Company consolidated financial statements.

Stock-based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Except for the ASU above, in the period from January 1, 2016 to August 17, 2015, the FASB has issued ASU No. 2016-01 through ASU 2016-13, which are not expected to have a material impact on the consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS

	June 30, 2016	December 31, 2015
	(Unaudited)
Prepayment	$741,258	$1,172,405
Prepaid expense and other receivables	81,476	-
Prepayment and other current assets	$822,734	$1,172,405

Prepayment mainly consists of the prepaid service fee for the development and maintenance of online trading system, as well as the advertising and promotional services.

4. SHORT TERM INVESTMENTS

Short term investments consist of held-to-maturity investments.

Held to maturity investments

Held-to-maturity investments consist of various financial products purchased from Bank of China, which are classified as held-to-maturity investments as the Company has the positive intent and ability to hold the investments to maturity. The maturities of these financial products range from thirty to seventy days, with contractual maturity dates from July 14, 2016, to August 18, 2016 and estimated annual interest rates ranging from 3.30% to 3.45%. They are classified as short term investments on the consolidated balance sheets as its contractual maturity dates are less than one year. The repayments of principal of the financial products are not guaranteed by the Bank of China from which the financial products were purchased. Historically, the Company has received the principal and the interest in full upon maturity of these investments.

While these financial products are not publicly traded, the Company estimated that their fair value approximate their amortized costs considering their short term maturities and high credit quality. No OTTI loss was recognized for the period ended June 30, 2016 and December 31, 2015.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)

Furniture, fixtures and equipment	$64,300	$61,787
Leasehold improvements	153,554	140,955
Computer trading and clearing system	2,488,190	1,628,542
Sub-total	2,706,044	1,831,284
Less: accumulated depreciation	(856,881)	(618,029)
Property and equipment, net	$1,849,163	$1,213,255

Depreciation expense was $136,727 and $82,812 for the three months ended June 30, 2016 and 2015, respectively, and $239,700 and $156,940 for the six months ended June 30, 2016 and 2015, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible asset was $20,531and $22,194 as of June 30, 2016 and December 31, 2015, respectively.

7. OTHER NON-CURRENT ASSETS

Other non-current assets as of June 30, 2016 and December 31, 2015 consisted of:

	June 30, 2016	December 31, 2015
	(Unaudited)
Prepayment – non-current	$65,830	$-
Deposit – non-current	130,369	121,381
Total non-current assets	$196,199	$121,381

8. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2016 and December 31, 2015 consisted of:

	June 30, 2016	December 31, 2015
	(Unaudited)
Trading and clearing system	$156,834	$76,763
Accruals for promotional services related to trading platform	116,530	-
Accruals for professional fees	21,460	75,116
Accruals for consulting fees	290,660	259,244
Accruals for rental	19,580	15,855
Temporary customer deposits	614,999	175,216
Payroll payables	49,085	46,167
Other payables	76,162	19,261
Total accrued expenses, account & other payables	$1,345,310	$667,622

9. INCOME TAXES

United States of America

As of June 30, 2016, the Company in the United States had $802,828 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years.

The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5%, if applicable.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income.  All the PRC subsidiaries that are not entitled to any tax holiday were subject to income taxes at a rate of 25%.

The income tax expenses were $379,178 and $9,730 for the three months ended June 30, 2016 and 2015, respectively, and $780,346 and $136,902 for the six months ended June 30, 2016 and 2015, respectively.

The income tax provision consists of the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$473,294	$31,485	$876,927	$146,217
Deferred	(94,116)	(21,755)	(96,581)	(9,315)

TOTAL PROVISION FOR INCOME TAXES	$379,178	$9,730	$780,346	$136,902

A reconciliation between the Company’s effective tax rate and the expected statutory rate is as follow:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income before income tax expense	$1,496,021	$86,906	$2,993,241	$708,173

Provision for taxes at respective statutory tax rate	157,118	5,421	261,996	109,238
Tax effect of non-deductible expenses	(26,317)	(10,477)	21,625	12,878
Changes in valuation allowance	248,377	14,786	496,725	14,786

TOTAL PROVISION FOR INCOME TAXES	$379,178	$9,730	$780,346	$136,902

The Company's effective tax rate was 25.3% and 11.2% for the three months ended June 30, 2016 and 2015, respectively, and 26.1% and 19.3% for the six months ended June 30, 2016 and 2015, respectively.

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)
Deferred tax assets:
Net operating losses	$834,203	$306,102
Excess advertising expense	78,811	-
Total deferred tax assets	913,014	306,102
Valuation allowance	(802,829)	(306,102)
Deferred tax asset, net of valuation allowance	110,185	-

Deferred tax liabilities
Property, plant and equipment, principally due to differences in depreciation	60,476	45,037
Deferred tax liability	$60,476	$45,037

10. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company purchased property and equipment which the payment was due within one year. As of June 30, 2016 and December 31, 2015, the Company has capital commitments of $259,570 and $348,329, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of June 30, 2016 are payable as follows:

Remaining 2016	$301,428

Year ending December 31, 2017	568,501

Year ending December 31, 2018	277,353

Year ending December 31, 2019	85,421

Year ending December 31, 2020	15,047

Year ending December 31, 2021	15,047

Year ending December 31, 2022 and thereafter	52,664

Total	$1,315,461

Rental expense of the Company was $111,987 and $61,287 for the three months ended June 30, 2016 and 2015, respectively, and $228,926 and $127,186 for the six months ended June 30, 2016 and 2015, respectively.

11. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$1,116,843	77,176	$2,212,895	571,271

Denominator:
Weighted-average shares outstanding
Weighted-average shares outstanding - Basic	10,632,276	9,332,267	10,632,276	9,332,267
Stock options	679,109	-	600,713	-
Weighted-average shares outstanding - Diluted	11,311,385	9,332,267	11,232,989	9,332,267

Earnings per share
-Basic	0.11	0.01	0.21	0.06
-Diluted	0.10	0.01	0.20	0.06

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

487,000 restricted shares of Common Stock (the “Compensation Shares”) related to the Consulting Agreement with Regeneration Capital Group, LLC (“Regeneration”) entered on November 20, 2015. These shares were placed in an escrow account and were subject to Regeneration’s performance condition. There was a dilutive effect of 487,000 shares for the three and six months ended June 30, 2016. (See Note 11)

12. STOCKHOLDERS’ EQUITY

On July 7, 2015, the Board granted 300,000 shares of fully vested common stock to a third party for consulting services. The shares were subsequently issued on August 26, 2015 and the Company fair valued the shares at grant date and recorded $186,000 as stock-based compensation expense during the year ended December 31, 2015.

On August 10, 2015, the Company filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of our issued and outstanding shares of Common Stock at a ratio of 1-for-25 (the “Reverse Stock Split”). Upon filing of the Certificate of Amendment, every twenty-five shares of the Company’s issued and outstanding Common Stock were automatically converted into one issued and outstanding share of Common Stock, without any change in par value per share. No fractional shares will be issued as a result of the Reverse Stock Split. Stockholders who would otherwise be entitled to receive a fractional share will be entitled to rounding up their fractional shares to the nearest whole number. Prior period consolidated financial statement is adjusted to reflect the impact of the one-for-twenty five reverse stock split.

On August 26, 2015, the 2015 Incentive Stock Plan (“2015 Plan”) was approved by the Board of Directors for rewarding the Company’s directors, executives and selected employees and consultants for making major contributions to the success of the Company. 1,037,000 shares were registered on August 27, 2015.

On November 16, 2015, we entered into various subscription agreements with and sold to the selling stockholders a total of 1,000,000 shares of Common Stock at a price of $1.58 per share for aggregate gross proceeds of $1,580,000 (the “Private Placements”). The shares were offered and sold without registration under the Securities Act, in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D and/or Rule 903 of Regulation S promulgated there under. No commissions were paid by the Company in connection with the Private Placements.

On November 20, 2015, we entered into a Consulting Agreement with Regeneration for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Regeneration the Compensation Shares which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, the Compensation Shares shall be returned to the Company for cancellation. Regeneration shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares. The Compensation Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. The stock-based compensation related to this consulting agreement was $109,923 and $494,653 during the three and six months ended June 30, 2016. Pursuant to ASC 505-50-30, this transaction was measured based on the fair value of the equity instruments issued as the Company determined that the fair value of the equity instruments issued in a share-based payment transaction with nonemployees was more reliably measurable than the fair value of the consideration received. The Company would measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions on the date at which the Regeneration’s performance is complete. The Company recognized (as appropriate relative to the periods and manner that Company would recognize cash payments under the same arrangement) the cost of the appropriate number of the 487,000 shares at the current fair value as of November 20, 2015, and subsequently each financial reporting date until Regeneration has completed its performance.

Stock-based Compensation Plans

During the six months ended June 30, 2016, the Company granted an aggregate of 431,525 stock options under the 2015 Incentive Stock Plan (the “2015 Plan”). 112,925 of the options were granted effective March 30, 2016, 50,000 were granted effective February 29, 2016 and 268,600 were granted effective February 2, 2016. In addition, on March 1, 2016, 7,463 of restricted stock-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The February 2, 2016 grant included a grant of 50,000 shares to a non-employee who became an employee on March 2, 2016.

The exercise price of stock options was ranged from $2.91 to $3.65 and the requisite service period was ranged from two to five years. 41,270 stock options have been vested during six months ended June 30, 2016, and no stock options were exercised or cancelled during the six months ended June 30, 2015.

The following table sets forth changes in compensation-related restricted stock awards during six months ended June 30, 2016, and 7,937 shares are exercisable as of June 30, 2016.

	Number of	Weighted Average Grant Date	Weighted Average Remaining Contractual
	Shares	Fair Value	Term
Unvested at December 31, 2015	11,131	$3.50	3.91 years
Granted	7,463	3.35
Forfeited	-	-
Vested	(7,937)	3.50
Unvested at June 30, 2016	10,657	$3.43	3.53 years

The stock-based compensation recognized is $219,038 and nil during the three months ended June 30, 2016 and 2015, respectively, while it is $659,774 and nil during the six months ended June 30, 2016 and 2015, respectively.

13. SUBSEQUENT EVENT

On July 15, 2016, our Hong Kong subsidiary Takung entered into a loan agreement with Merit Crown Limited, a Hong Kong company to borrow US$1.5 million to meet its working capital needs (“US Dollar Loan”). Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through December 31, 2016.

Also on July 15, 2016, our PRC subsidiary Takung Shanghai entered into an interest- free loan agreement to lend an individual, Xiaohui Wang, a national of the People’s Republic of China RMB10.08 million (equivalent to US$1.5 million) for the same duration as the aforementioned loan (“RMB Loan”). This loan is guaranteed by Chongqing Wintus (New Star) Enterprises Group and Xiaohui Wang is a shareholder and the legal representative of it. The majority shareholder of Chongqing Wintus (New Star) Enterprises is the ultimate beneficial owner of Merit Crown Limited.

The US Dollar Loan is to provide Takung with sufficient US Dollar-denominated currency to meet its working capital requirements. It is “secured” by the RMB Loan of equivalent amount by its subsidiary to an individual and guarantor affiliated with the lender of the US Dollar Loan. It is the understanding between the parties that when the US Loan is repaid, the RMB Loan will similarly be repaid. Both parties do not have intention to waive or offset the USD Loan and RMB Loan with each other.

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

HongKong Takung is a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region, China. Although Takung was incorporated in late 2012, it did not commence business operations until late 2013.

As a result of the transfer of the excluded assets pursuant to the Contribution Agreement and the acquisition of all the issued and outstanding shares of Hong Kong Takung, we are no longer conducting the Business and have now assumed Takung’s business operations as it is now our only operating wholly-owned subsidiary.

HongKong Takung operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

Through HongKong Takung, we offer on-line listing and trading services that allow artists/art dealers/owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform. Our platform also makes investment in high-end and expensive artwork more accessible to ordinary people without substantial financial resources.

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

On July 28, 2015, our HongKong Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Shanghai Takung is engaged in providing services to its parent company Hong Kong Takung by receiving deposits from and making payments to online artwork traders for and on behalf of Hong Kong Takung.

On January 27, 2016, HongKong Takung incorporated another subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”), a limited liability company, with a registered capital of $1 million in Tianjin Pilot Free Trade Zone in Tianjin, People’s Republic of China. Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China.

Since July 28, 2016, we have expanded access to our trading platform to residents of Russia, Mongolia, Australia and New Zealand – our first major expansion of operations outside of China. To further stimulate trading interest, we have added selected portfolios from these countries to our platform, which now numbers 131 artworks including three Russian painting portfolios and fourteen Mongolian paintings.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended June 30, 2016 and 2015 and related notes thereto.

THREE-MONTH PERIOD ENDED JUNE 30, 2016 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2015.

Revenue

The following tables set forth our consolidated statements of income data:

	Three Months Ended June 30,
	2016	2015

Revenue	$4,683,273	$936,101
Cost of revenue	(275,416)	(200,120)
Selling expense	(703,366)	(48,343)
General and administrative expense	(1,770,351)	(601,186)
Total costs and expenses	2,749,133	849,649
Income from operations	1,934,140	86,452
Interest and other income, net	(438,119)	454
Income before provision for income taxes	1,496,021	86,906
Provision for income taxes	379,178	9,730
Net income	$1,116,843	$77,176

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	Three Months Ended March 31,
	2016	2015

Revenue	100%	100%
Cost of revenue	6	21
Selling expense	15	5
General and administrative expense	38	64
Total costs and expenses	59	90
Income from operations	41	10
Interest and other income, net	(9)	-
Income before provision for income taxes	32	10
Provision for income taxes	8	1
Net income	24%	9%

Listing fee revenue was $3,002,474 and $606,143; commission revenue was $926,789 and $301,382; gross management fee revenue was $431,584 and $28,436; annual fee revenue was $268 and $140; authorized agent subscription revenue was $322,158 and nil for the three months ended June 30, 2016 and 2015, respectively. Since the fourth quarter of 2015, the Company has received one more revenue stream in the form of authorized agent subscriptions, with the contribution of $322,158 for the three months ended June 30, 2016.

During the three months ended June 30, 2016, there were seven pieces of painting, thirty-two pieces of precious stone, three pieces of jewelry, two pieces of ivory, six pieces of amber, and two pieces of porcelain painting in pastel successfully listed on our system. The total listing values were $1,416,229 (HK$11,000,000) for the seven pieces of painting, $3,128,580 (HK$24,300,000) for the thirty-two pieces of precious stone, $502,118 (HK$3,900,000) for the three pieces of jewelry, $386,244 (HK$3,000,000) for two pieces of ivory, $1,673,726 (HK$13,000,000) for six pieces of amber, and $334,745 (HK$2,600,000) for two pieces of porcelain painting in pastel, of which 48% (for the seven pieces of painting) ,30%-32.5% (for the thirty-two pieces of precious stones), 45%-46% (for the three pieces of jewelry), 47% (for the two pieces of ivory), 45%-46% (for the six pieces of amber), and 45%-46% (for two piece of porcelain painting in pastel) of the listed values were charged as listing fees, respectively.

Compared to the corresponding period ended June 30, 2015, only five pieces of precious stone with a total listing value of $1,290,106 (HK$10,000,000) were listed, of which 47% of the listed values was charged as listing fee revenue.

The increase in number of pieces listed, listing values and corresponding listing fees charged during the three months ended June 30, 2016 compared to three months ended June 30, 2015 resulted in an increase in listing fee revenue in the current period.

During the three months period ended June 30, 2016, commission revenue increased significantly mainly due to more artworks being listed and commencement of operations of Takung Shanghai in July 2015 that allowed transactions to be settled in Renminbi. This increased the number of traders from mainland China.

Our trading volume and transaction amounts increased significantly during three months ended June 30, 2016. Trading amount and trading volume increased by 304% and 9% respectively during the three months ended June 30, 2016 compared to the corresponding period in 2015. The introduction of Takung Shanghai in July 2015 contributed 48% of the total trading volume, and 41% of the total trading amount and this resulted in the significant increase of our commission revenue by $625,407.

During the three-month period ended June 30, 2016, management fee revenue increased by $403,148, from $28,436 for the three months ended June 30, 2015 to $431,584, due to the aforementioned increase in trading amount and volume.

During the three-month period ended June 30, 2016, annual fee revenue increased insignificantly from $140 for the three months ended June 30, 2015 to $268, as the premium service was not as popular as the Company expected. However, no decision is being made as to whether the service will be terminated in the near future.

During the three-month period ended June 30, 2016, authorized agent subscription was $322,158 for the three months ended June 30, 2016. We did not start earning this form of revenue until October 2015.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2016 and 2015 were $275,416 and $200,120, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform, storage and insurance fee for artwork and others

In the third quarter of 2014, we entered into an agreement with Qianrong to provide software development services with a total contract amount of $901,522 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of June 30, 2016, nine out of the ten modules have been completed and are operational, while as of June 30, 2015, there were six out of ten modules have been completed and are in operation. We have started to capitalize (with a total cost of $837,082 (HK$6,495,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2016.

Gross Profit

Gross profit was $4,407,857 for the three months ended June 30, 2016, compared to $735,981 for the three months ended June 30, 2015. The increase was due to the higher transaction volume with more artworks trading on our platform.

Listing fees contributed 64.1% of the total revenue for the three months ended June 30, 2016 compared to 64.8% in the corresponding period in 2015, while commission revenue contributed 19.8% for the three months ended 2016 compared to 32.2% in the corresponding period in 2015. The increase in listing fee and commission revenue in the current period during the same period was due to more artworks listed, and more trading volume and amount. Gross profit margins were 94% and 79% for the three months ended June 30, 2016 and 2015 respectively.

Operating Expenses

Selling expense was $703,366, or 15% of net sales, for the three months ended June 30, 2016 compared to $48,343, or 5% of net sales, for the comparable period in 2015, an increase of 1,355%. Selling expense consists primarily of marketing expenses.

General and administrative expenses for the three months ended June 30, 2016 were $1,770,351 compared to $601,186 for the three months ended June 30, 2015. Despite the decrease in consultancy fee by $5,786 and travelling expenses by $2,852, the substantial increase was primarily due to an increase in legal and professional fees by $87,752 because of more filing and compliance activities; an increase in salaries by $526,905 because of an increase in employee headcount; an increase in office and rental expenses by $303,241 because of the new rented office space for Takung in Hong Kong, Shanghai and Tianjin; an increase in stock-based compensation amounting to $219,039 because of expenses being paid to employees and non-employees and an increase of other expenses to $40,866.

The following table sets forth the main components of the Company’s operating expenses for the three months ended June 30, 2016 and 2015.

	Three months ended June 30, 2016		Three months ended June 30, 2015
	Amount($)	% of Total	Amount($)	% of Total
General and administrative expense:
Consultancy fee	129,895	7%	135,681	23%
Legal and professional fees	234,130	13%	146,378	24%
Salary and welfare	661,572	37%	134,667	22%
Office expenses and rental	382,345	23%	79,104	13%
Traveling and accommodation fees	50,300	3%	53,152	9%
Others	93,070	5%	52,204	9%
Stock based compensation	219,039	12%	-	0%
Total general and administrative expense	$1,770,351	100%	$601,186	100%

Selling expense:
Marketing expenses	703,366	100%	48,343	100%
Total selling expense	$703,366	100%	$48,343	100%

Total operating expense	$2,473,717	100%	$649,529	100%

Net Income

We had a net income for the three months ended June 30, 2016 of $1,116,843 compared to net income of $77,176 for the three months ended June 30, 2015.

The increase in net income during this current period was primarily due to an increase of revenue by $3,747,172, as discussed in previous paragraphs.

SIX-MONTH PERIOD ENDED JUNE 30, 2016 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2015.

Revenue

The following tables set forth our consolidated statements of income data:

	Six Months Ended June 30,
	2016	2015

Revenue	$8,472,043	$2,210,980
Cost of revenue	(537,483)	(377,812)
Selling expense	(1,341,575)	(57,799)
General and administrative expense	(3,331,724)	(1,067,679)
Total costs and expenses	5,210,782	1,503,290
Income from operations	3,261,261	707,690
Interest and other income, net	(268,020)	483
Income before provision for income taxes	2,993,241	708,173
Provision for income taxes	780,346	136,902
Net income	$2,212,895	$571,271

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	Six Months Ended June 30,
	2016	2015

Revenue	100%	100%
Cost of revenue – Direct revenue	6	17
Selling expense	17	3
General and administrative expense	39	48
Total costs and expenses	62	68
Income from operations	38	32
Interest and other income, net	(3)	-
Income before provision for income taxes	35	32
Provision for income taxes	9	6
Net income	26%	26%

Listing fee revenue was $5,197,538 and $1,109,776; commission revenue was $2,070,260 and $1,027,990; gross management fee revenue was $560,075 and $71,785; annual fee revenue was $429 and $1,429; authorized agent subscription revenue was $643,741 and $0 for the six months ended June 30, 2016 and 2015, respectively. Since the fourth quarter of 2015, the Company has received one more revenue stream in the form of authorized agent subscriptions, with the contribution of $643,741 for the six months ended June 30, 2016.

During the six months ended June 30, 2016, there were eight pieces of painting, forty-five pieces of precious stone, six pieces of jewelry, three pieces of ivory, eleven pieces of amber, and two pieces of porcelain painting in pastel successfully listed on our system. The total listing values were $1,544,978 (HK$12,000,000) for eight pieces of painting, $4,699,307 (HK$36,500,000) for the forty-five pieces of precious stone, $1,068,609 (HK$8,300,000) for the six pieces of jewelry, $514,993 (HK$4,000,000) for the three pieces of ivory, $4,261,563 (HK$33,100,000) for eleven pieces of amber, and $334,745 (HK$2,600,000) for two pieces of porcelain painting in pastel, of which 48% (for the eight pieces of painting), 29%-47% (for the forty-five pieces of precious stones), 45%-46% (for the six pieces of jewelry), 47% (for the three pieces of ivory), 45%-48% (for the eleven pieces of amber), and 45%-46% (for two pieces of porcelain painting in pastel) of the listed values were charged as listing fees, respectively.

Compared to the corresponding period ended June 30, 2015, only five pieces of precious stone and four pieces of jewelry with a total listing value of $1,290,106 (HK$10,000,000) and $1,624,968 (HK$12,600,000) were listed, of which 47% and 31% of the listed values were charged as listing fee revenue.

The increase in number of pieces listed, listing values and corresponding listing fees charged during the six months ended June 30, 2016 compared to six months ended June 30, 2015 resulted in an increase in listing fee revenue in the current period.

During the six months period ended June 30, 2016, commission revenue increased significantly mainly due to more artworks being listed and commencement of operations of Takung Shanghai in July 2015 that allowed transactions to be settled in Renminbi. This increased the number of traders from mainland China.

Our trading volume and transaction amounts increased significantly during six months ended June 30, 2016. Trading amount and trading volume increased by 308% and 32% respectively during the six months ended June 30, 2016 compared to the corresponding period in 2015. The introduction of Takung Shanghai during the second quarter of 2015 contributed 48% of the total trading volume, and 43% of the total trading amount and this resulted in the significant increase of our commission revenue by $1,042,270.

During the six-month period ended June 30, 2016, management fee revenue increased by $488,290, from $71,785 for the six months ended June 30, 2015 to $560,075, due to the aforementioned increase in trading amount and volume.

During the six-month period ended June 30, 2016, annual fee revenue decreased from $1,429 to $429, as the premium service was not as popular as the Company expected. However, no decision has been made to terminate the service in the near future.

During the six-month period ended June 30, 2016, authorized agent subscription was $643,741 for the six months ended June 30, 2016. We did not started start earning this form of revenue until October 2015.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2016 and 2015 was $537,483 and $377,812, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform storage and insurance fee for artwork and others

In the third quarter of 2014, we entered into an agreement with Qianrong to provide software development services with a total contract amount of $901,522 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of June 30, 2016, nine out of the ten modules have been completed and are operational. We have started to capitalize (with a total cost of $837,082 (HK$6,495,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2016.

Gross Profit

Gross profit was $7,934,560 for the six months ended June 30, 2016, compared to $1,833,168 for the six months ended June 30, 2015. The increase was due to the higher transaction volume with more artworks trading on our platform.

Listing fees contributed 61.3% of the total revenue for the six months ended June 30, 2016 compared to 50.2% in the corresponding period in 2015, while commission revenue contributed 24.4% for the six months ended June 30, 2016 compared to 46.5% in the corresponding period in 2015. The increase mainly contributed from listing fee income and commission income was due to the significant increase in both trading amount and trading volume. Depreciation under the cost of revenue was increased by 35% in the current period compared to the same period in 2015. Gross profit margin were 94% and 83% for the six months ended June 30, 2016 and 2015 respectively.

Operating Expenses

Selling expense was $1,341,575, or 17% of net sales, for the six months ended June 30, 2016 compared to $57,799, or 3% of net sales, for the comparable period in 2015. Selling expense consists primarily of marketing expenses.

General and administrative expenses for the six months ended June 30, 2016 were $3,331,724 compared to $1,067,679 for the six months ended June 30, 2015. The substantial increase was primarily due to an increase in consultancy fees by $49,167 because of more consultants being engaged; an increase in legal and professional fees by $215,659 because of more filing and compliance activities; an increase in salaries by $841,986 because of an increase in employee headcount; an increase in office and rental expenses by $436,839 because of the new rented office space for Takung in Hong Kong, Shanghai and Tianjin; an increase in travelling expenses by $16,113 because of more promotional activities to expand our operations; an increase in stock-based compensation amounting to $659,775 because of expenses being paid to employees and non-employees and an increase of other expenses by $44,506.

The following table sets forth the main components of the Company’s operating expenses for the six months ended June 30, 2016 and 2015.

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Amount($)	% of Total	Amount($)	% of Total
General and administrative expense:
Consultancy fee	268,801	8%	219,634	21%
Legal and professional fees	481,578	14%	265,919	25%
Salary and welfare	1,102,088	33%	260,102	24%
Office expenses and rental	563,728	17%	126,889	12%
Traveling and accommodation fees	112,675	3%	96,562	9%
Others	143,079	4%	98,573	9%
Stock based compensation	659,775	21%	-	0%
Total general and administrative expense	$3,331,724	100%	$1,067,679	100%

Selling expense:
Marketing expenses	1,341,575	100%	57,799	100%
Total selling expense	$1,341,575	100%	$57,799	100%

Total operating expense	$4,673,299	100%	$1,125,478	100%

Net Income

We had a net income for the six months ended June 30, 2016 of $2,212,895 compared to net income of $571,271 for the six months ended June 30, 2015.

The increase in net income during this current period was mainly due to an increase of revenue by $6,261,063, as discussed in previous paragraphs.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2016, net cash provided by operating activities totaled $4,094,513. Net cash used in investing activities totaled $10,665,021. No cash was generated from financing activities during the period. The resulting change in cash for the period was a decrease of $6,674,847. The cash balance at the beginning of the period was $10,769,456. The cash balance on June 30, 2016 was $4,094,609.

During the six months ended June 30, 2015, net cash used in operating activities totaled $414,007. Net cash used in investing activities totaled $236,448. Net cash provided by financing activities totaled $515,876 during the period. The resulting change in cash for the period was a decrease of $133,961. The cash balance at the beginning of the period was $2,355,839. The cash balance on June 30, 2015 was $2,221,878.

As of June 30, 2016, the Company had $29,156,085 in total current liabilities, which comprised of $1,345,310 in accrued expenses and other payables, $260,353 in advance from customers, $25,676,516 in customer deposits, and $1,873,906 in tax payables. As of December 31, 2015, the Company had $18,427,281 in total current liabilities, which comprised of $667,622 in accrued expenses and other payables, $16,195,289 in customer deposits, and $1,564,370 in tax payables.

The Company had deferred tax liabilities of $60,476 as of June 30, 2016, and $45,037 as long term liability as of December 31, 2015, respectively. The Company’s total liabilities as of June 30, 2016 and December 31, 2015 amounted to $29,216,561 and $18,427,281, respectively.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Di Xiao and our Chief Financial Officer, Mr. Chun Hin Leslie Chow. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the six months ended June 30, 2016 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TAKUNG ART CO., LTD

Date: August 19, 2016	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer) and Director

Date: August 19, 2016	By:	/s/ Chun Hin Leslie Chow
Chun Hin Leslie Chow
Chief Financial Officer
(Principal Financial Officer)