Form 10-K/A
period 2015-12-31
Takung Art Co., Ltd.
filed 2016-11-07
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _________________________

Commission file number 000-55500

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of the last business day of the registrant’s 2015 second fiscal quarter was $34,183,346.60 (11,026,886 shares of common stock held by non-affiliates, at $3.10 per share, the price at which the common equity was last sold on February 11, 2016).

Note .—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of February 16, 2016 is 11,119,276.

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

Explanatory Note

Takung Art Co., Ltd. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No,1 (this “Amendment” or “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2015, originally filed on February 17, 2016 (“Original Form 10-K) to reflect a restatement of its consolidated financial statements for the fiscal year ended December 31, 2015 and December 31, 2014, and related disclosures described below. The restatement of the Original Form 10-K reflected in this Amendment corrects errors principally related to the earnings per share (“EPS”). The items amended in the Original Form 10-K are as listed in “Items Amended by this Filing” below, as a result of the restatement of our financial statements. Other than the “Items Amended by this Filing”, disclosures in the Original Form 10-K remain unchanged.

No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original Form 10-K. This report on Form 10- K/A reflects certain events occurring subsequent to the date of the Original Form 10-K in its restated consolidated financial statements for the fiscal year ended December 31, 2015. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on February 17, 2016 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

Background of Restatement

On April 26, 2016, we dismissed our prior independent registered public accounting firm, AWC (CPA) Limited (“AWC”) and appointed Marcum Bernstein & Pinchuk LLP (“Marcum”) as our new independent registered public accounting firm. On May 18, 2016, the Public Company Accounting Oversight Board (“PCAOB”) announced that it was, amongst other things, censuring AWC and revoking the firm’s registration (PCAOB Release No. 105-2016-016).

As a matter of prudence, our Audit Committee then requested Marcum, to audit our 2015 and 2014 financial statements.

In the course of such audit, we discovered that we had erroneously stated that our EPS, on a basic and diluted basis were $0.49 for the fiscal year ended December 31, 2015 in the Original Form 10-K. Instead, our EPS should have been $0.57 and $0.56, on a basic and diluted basis respectively, for the fiscal year ended December 31, 2015. Also, our EPS for the year ended December 31, 2014 should have been $0.16 instead of $0.15 on both basic and diluted basis.

Our Audit Committee had determined that the errors were immaterial and we filed a Current Report on Form 8-K with the SEC on August 18, 2016 to disclose the errors and determination.

Despite that, our Audit Committee subsequently determined that it would be prudent to file an amendment to Original Form 10-K to restate the relevant financials in their entirety, replace AWC’s independent registered public accounting firm opinions with that of Marcum’s and amend certain non-EPS related disclosures for a more refined, accurate and updated disclosure.

Items Amended by this Filing

This Amendment reflects the results of the work described above and includes the restatement of our consolidated financial statements for the fiscal year ended December 31, 2015 and 2014. In addition, we made further revision in this Amendment No. 1 in order to present a more refined and updated disclosure. For the convenience of the reader, this Amendment sets forth the Original Form 10-K, as modified and superseded where necessary to reflect the restatement and other related adjustments, internal control matters, and as otherwise specifically indicated. Specifically, the following items included in the Original Form 10-K are amended by this Amendment:

EPS Amendments

•	Part II, Item 8, Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm was issued by our new auditor, Marcum Bernstein & Pinchuk, LLP for the years ended December 31, 2015 and 2014.

The correction of the earnings per shares errors described above is found in the consolidated statements of income and comprehensive income of the restated 2015 and 2014 financial statements and further discussed in notes 2 and 10 to the consolidated financial statements included in Part II, Item 8 of this Amendment.

Note 2 – Correction to previously issued consolidated financial statements. We added this footnote to discuss the restatement of the EPS - basic and diluted for years ended December 31, 2015 and 2014.

Note 10 – EPS – we revised the EPS - basic and diluted for years ended December 31, 2015 and 2014 with the restated figures

Non-EPS Related Amendments

•	As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment under Item 15 of Part IV hereof.

•	In the second last paragraph of the “Offering Process”, we have changed the date of the artworks listed so far to “February 17, 2016” (being the original filing date of the Original Form 10-K) from “the date of this Annual Report”. We have similarly added a cut-off date of “February 17, 2016” from “the date of this Annual Report” to our disclosures under “Customers”, “Employees”, “Intellectual Property” and Item 10. Directors, Executive Officers and Corporate Governance.

•	We have removed references to “our independent registered public accounting firm” and changed the date of the financial statements to “December 31, 2015” in our Risk Factor titled “During the course of the audit of our financial statements for the year ended December 31, 2015, we identified three material weaknesses in our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results in accordance with U.S. GAAP could be materially and adversely affected. In addition, investor confidence in us and the market price of our equities could decline significantly if we conclude that our internal control over financial reporting is not effective.”

•	We have removed Risk Factors titled “Our investors do not have the benefit to rely on the Public Company Accounting Oversight Board inspection of our independent registered public accounting firm.”, “Our audit reports in our annual reports have been prepared by auditors who are not inspected fully by the Public Company Accounting Oversight Board and, as such, our shareholders are deprived of the benefits of such inspection.” , “If additional remedial measures are imposed on the Big Four PRC-based accounting firms, including our independent registered public accounting firm, in administrative proceedings brought by the SEC alleging the firms' failure to meet specific criteria set by the SEC, with respect to requests for the production of documents, we could be unable to timely file future financial statements in compliance with the requirements of the Securities Exchange Act of 1934.” and “The audit reports included in this Annual Report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection.” as they are no longer applicable to our present independent registered public accounting firm, Marcum Bernstein & Pinchuk LLP.

•	We have included a new Risk Factor titled “Our significant amount of deposits in certain banks in China may be at risk if these banks go bankrupt or otherwise do not have the liquidity to pay us during our deposit period.”

•	We have removed the sentence “We approved our Stock Option Plan in May 2010, allowing for the issuance of up to 5,000,000 shares of Common Stock.” from Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, subsection “Equity Compensation Plans” and changed the date in the second paragraph to December 31, 2015.

•	We have amended the “Overview” section under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. to clarify the number of shares as being pre- reverse split.

•

We have included additional disclosure about our material weaknesses in the fifth paragraph in the section titled “Management’s Annual Report on Internal Control over Financial Reporting” in Item 9A. Controls and Procedures.

•	We rounded off the compensation in the Summary Compensation Table under Item 11. Executive Compensation.

•	We added disclosure of the professional fees by our registered independent public accounting firm, Marcum Bernstein & Pinchuk LLP for the re-audit of the Company for the years ended December 31, 2014 and 2015 under Item 14. Principal Accounting Fees and Services.

•	Part II, Item 8, Financial Statements and Supplementary Data

The Company reclassified certain amounts in the consolidated financial statements for 2015, as well as the related comparative amounts for 2014 to conform to the current year’s presentation. The principal reclassifications are related to 1) aggregation of certain deposits, prepayment and other receivables into prepayment and other current assets and other non-current assets, respectively, on the basis of time period in which the economic benefits from the asset will flow to the Company, 2 ) the reclassification of certain general and administrative expense to selling expense due to the nature of promotion related activities. These reclassifications did not have an impact on reported total assets, liabilities and stockholder’s equity. These reclassification are disclosed as one of the accounting policy under notes 3, and a revised table to show the breakdown of prepayment and other current assets under note 4.

The Company amended disclosure of notes 1, 3, 4, 5, 6, 7, 8, 9, 10 and 11 for more refined and complete presentation without changing the numbers presented on the financial statements. We added the disclosure “All shares outstanding for all periods have been retroactively restated to reflect Takung’s 1-for-25 reverse stock split”, which was effective on August 10, 2015” under the consolidated statement of balance sheet, income and comprehensive income, and stockholders’ equity. In addition, we added the breakdown of revenue in the consolidated statement of income and comprehensive income.

Note 1- We refined the Company, as well as amending the disclosure related to the reverse merger and reverse stock split.

Note 3 – We amended the summary of significant accounting policies to reflect the up-to-date disclosure.

Note 5 – We amended the disclosure related to depreciation expenses.

Note 6 – We amended the disclosure related to component of intangible assets and amortization expenses.

Note 7 – We refined the breakdown of accrued expenses and other payables as of December 31, 2015 and 2014 by adding the item of accruals for promotion fees and reclassification of items disclosed in this breakdown. There was no change to the total accrued expenses and other payables.

Note 8 – We amended the disclosure of provision of income taxes by disclosing the table of components of provision of income taxes and reconciliation between the Company’s effective tax rate and the U.S. federal statutory rate in the consolidated level instead of disclosing such tables for each jurisdiction (I.e. United States, Hong Kong and China) separately.

Note 9 – We amended the disclosure of both capital commitments and operation commitments.

Note 11 – We added further disclosure related to equity movement from 2013, as well as disclosure related to reverse merger, reverse stock split and 2015 Incentive Stock Plan.

The Company also amended disclosure of notes 12 to reflect the updates of the subsequent events, including disclosure of stock options granted under the 2015 Inventive Stock plan, and the loan agreements the Company entered during 2016.

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company amended the disclosure to reflect the amendments above, as well as more refined and complete presentation. We also amended the disclosure including going concern consideration, critical accounting policies to reflect the update to present.

Other than this Amendment, we do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement, and the financial statements, related financial information, and internal controls disclosures and assessments contained in other reports for those periods should no longer be relied upon. All of our future Annual Reports on Form 10-K will reflect the restated information included in this Amendment.

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

Our reporting currency is US dollars. This Annual Report also contains translations of certain foreign currency amounts into U.S. dollars for the convenience of the reader. Unless otherwise stated, all translations of HK$ into U.S. dollars were made at HK$7.7507 to US$1.00 and translations of Renminbi into U.S. dollars were made at RMB 6.4778 to US$1.00, the exchange rates set forth in the H.10 statistical release of the Federal Reserve Board on December 31, 2015. We make no representation that the HK$, Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or could be converted into U.S. dollars, HK$ or Renminbi, as the case may be, at any particular rate or at all. As of February 16, 2016, the translations of HK$ and Renminbi into U.S. dollars were made at HK$7.7636 and RMB 6. 5932 to US$1.00, respectively.

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

On August 27, 2014, we entered into a Contribution Agreement with Cardigant Neurovascular. Pursuant to the Contribution Agreement, we assigned all our assets, properties, rights, title and interest used or held for use by our business, (except for certain excluded assets set forth therein) which was the treatment of atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature using systemic and local delivery of large molecule therapeutics and peptide mimetics based on high density lipoprotein targets (“Cardigant Business”). In consideration for such contribution of capital, Cardigant Neurovascular agreed to assume all our liabilities raising from the Cardigant Business prior to the date of the Contribution Agreement and thereafter with regard to certain contributed contacts. We granted Cardigant Neurovascular an exclusive option for a period of 6 months to purchase the excluded assets for $1. Cardigant Neurovascular exercised this option October 20, 2014 and the excluded assets were assigned to Cardigant Neurovascular on October 20, 2014.

Also on October 20, 2014, we acquired the business of Hong Kong Takung through the acquisition of all the share capital of Hong Kong Takung under a Share Exchange Agreement dated September 23, 2014 in exchange for 209,976,000 (pre-Reverse Stock Split) newly-issued restricted shares of our Common Stock to the stockholders of Hong Kong Takung.

Hong Kong Takung is a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region,China. Although Hong Kong Takung was incorporated in late 2012, it did not commence business operations until late 2013.

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

Offering and trading of artwork on our platform involves a number of parties, namely, Original Owner, Offering Agent , and  Traders .

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

For example, the 49 sets of artwork listed for trade on our platform through December 31, 2015 have been nine sets of paintings and calligraphies from famous Chinese artists ranging in listing value from $387,062 (HK$3,000,000) to $1,548,247 (HK$12,000,000, four pieces of jewelry ranging in listing value from $335,454 (HK$2,600,000) to $516,082 (HK$4,000,000), twenty-five pieces of precious stones ranging in listing value from $12,902 (HK$100,000) to $645,103 (HK$5,000,000), and eleven pieces of amber ranging in listing value from $154,825 (HK$1,200,000) to $903,144 (HK$7,000,000). Nine precious stones ranging in listing value from $12,902 (HK$100,000) to $129,021 (HK$1,000,000) and one piece of amber with a listing value of 516,082 (HK$4,000,000) were listed in January 2016.

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

As of February 17, 2016, there were 59 pieces of artworks, including nine sets of paintings and calligraphies, four pieces of jewelry, and 34 pieces of precious stones and 12 pieces of amber successfully listed and trading on our system. The first set of paintings and calligraphies was listed in 2013, two sets were listed during the six months ended June 30, 2014, the fourth set was listed during the third quarter of 2014, two sets were listed during the fourth quarter of 2014 and the last three sets were listed during the fourth quarter of 2015. Besides paintings and calligraphies, four pieces of jewelry were listed on the platform on January 16, 2015 and five precious stones during the second quarter of 2015 and seven precious stones and three pieces of amber during the third quarter of 2015. Thirteen precious stones and eight pieces of amber were listed during the fourth quarter of 2015. Nine precious stones and one piece of amber were listed in January 2016.

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

We entered into four other sales and marketing related agreements with (“Qianrong”) in 2014, namely (1) Trader Promotion Services Agreement; (2) Internet and SMS Marketing Services Agreement; (3) Promotion Materials Services Agreement; and (4) PRC Print Media Promotion Services Agreement.

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

Customers

Our customers are the Traders, Original Owners and Offering Agents. Because we have listed only 59 sets of artworks as of February 17, 2016 (comprising nine sets of paintings and calligraphies, four pieces of jewelry, twelve pieces of amber, thirty-four pieces of precious stoneand twelve pieces of amber) so far and we are constantly marketing and increasing our customer base, it is difficult to ascertain if the loss of a single customer, or a few customers would have a material adverse effect on us. Suffice it to say, no one customer constitutes in the aggregate 10% or more of our consolidated revenue.

Seasonality

Because we have only been in operation for approximately two years, it is difficult to ascertain if there is a seasonality to our business, although we are inclined to believe, given the nature of our business that it is not cyclical.

Employees

As of February 17, 2016, we had 32 full-time employees, including seventeen employees who are based in the People’s Republic of China, and fifteen employees who are based in Hong Kong. Di Xiao is Hong Kong Takung’s General Manager (apart from being our Chief Executive Officer and Chief Financial Officer) as well as the director. As for the other thirty-one employees, six are from Marketing department, eleven are from the IT department, four are from the Transaction Management department, four are from the Administrative and Customer Service department, one is from the Clearing and Settlement Department, one is from the Legal department and four are from the Accounting department. We have hired a single general manager for both Shanghai Takung and Tianjin Takung.

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

Other mandatory laws that are likely to apply to the employment relationship with our employees include:

·	Personal Data (Privacy) Ordinance (PDPO). This ordinance regulates an employer's collection or surveillance, use and disclosure of an employee's personal data (including personal data contained in e-mails and phone calls).
	•	Mandatory Provident Fund Schemes Ordinance (MPFSO). Subject to very limited exceptions, this ordinance requires employers in Hong Kong to enroll employees in a Mandatory Provident Fund (MPF) Scheme (that is, a retirement scheme), to which the employer and employee must make certain contributions. Foreign nationals are exempt if they are posted in Hong Kong to work for a period not exceeding 13 months or belong to a retirement scheme outside of Hong Kong. In certain cases, a Hong Kong national working outside of Hong Kong may still be subject to this ordinance if the employment has sufficient connection with Hong Kong.
	•	Occupational Safety and Health Ordinance (OSHO). This ordinance imposes a duty on all employers, as far as is reasonably practical, to ensure the safety and health in the workplace of its employees. The OSHO covers most industrial and non-industrial workplaces in Hong Kong.
	•	Employees' Compensation Ordinance (ECO). If an employee suffers injury arising out of and in the course of employment in Hong Kong (or overseas, if the travel is authorized by the employer), the employer is usually liable to compensate the employee under the ECO. Eligible family members of an employee killed in an accident at work can also be entitled to compensation. If an employer carries on business in Hong Kong, its employees are protected under the ordinance. (An employee can work outside Hong Kong but his employment contract must have been entered into in Hong Kong.) All employers must maintain valid employees’' compensation insurance policies to cover their liabilities under the ordinance and at common law.
	•	Companies Ordinance. Protects employees of a Hong Kong company (including a Hong Kong subsidiary of a foreign company) in relation to wages and other entitlements if the company is wound up. The employees become preferential creditors in the winding-up.
	•	Sex Discrimination Ordinance (SDO), Disability Discrimination Ordinance (DDO), Family Status Discrimination Ordinance (FSDO) and Race Discrimination Ordinance (RDO). All legislate against various forms of discrimination.
	•	Basic Law and the Hong Kong Bill of Rights Ordinance. These safeguard certain rights of individuals, although they have limited application in the context of employment law.
	•	Labour Tribunal Ordinance. This ordinance empowers the Labour Tribunal to hear and resolve disputes relating to employment contracts as well as alleged breaches of the EO. It potentially covers disputes involving foreign nationals or Hong Kong residents working abroad.
	•	Prevention of Bribery Ordinance (POBO). The POBO applies to employees, particularly to those who receive or solicit bribes from third parties (for example, an employee who receives bribes from a supplier of goods in return for placing orders with that supplier). In some cases, employees may also be subject to anti-corruption legislation in other jurisdictions.

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

Currently, the business scope of our wholly-owned subsidiary in the PRC, Shanghai Takung, mainly includes the business of wholesale, import and export of arts and crafts and related services, which are in the encouraged category. Under the PRC laws, the establishment of a wholly foreign owned enterprise is subject to the approval of the Ministry of Commerce or its local counterparts and the wholly foreign owned enterprise must register with the competent industry and commerce authority. We have duly obtained the approvals from the competent commerce authority for our interest in Shanghai Takung and completed the registration of Shanghai Takung with the competent industry and commerce authority.

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

Competition

Traditionally art galleries and auction houses provide a platform for owners of artworks to sell their collections. However, their trading model is substantially different from ours. We believe we do not have any direct competition due to our unique business model of trading artwork ownership units instead of the artworks. We are not aware of any other companies engaging in a similar business.

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

Set forth below is a detailed description of our trademarks under application or registered by our subsidiary HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd as of February 17, 2016:

		Application/
		Trademark
Country	Trademark	number	Classes	Status
		303101679	14, 16,	Registered on August 14, 2014.
Hong Kong			35, 36, 42	Effective until August 13, 2024.

Macau		N/090131	14
		N/090132	16	Registered on February 26, 2015.
		N/090133	35	Effective until February 26, 2022.
		N/090134	36
		N/090135	42
United States		86372895	16	In process
		86372899	35
		86372901	36
		86372903	42

China
		15247645	36	Registered on December 14, 2015.
		15247714	42	Effective until December 13, 2025.

Set forth below is a detailed description of our registered domain names.

Domain name	Registrant	Registration date	Expiry date
takungae.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	June 28, 2013	June 28, 2016
takungae.com	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	June 19, 2013	June 19, 2016
takungae.net	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	June 19, 2013	June 19, 2016
takungonline.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	August 4, 2015	August 4, 2020
takungunit.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	August 4, 2015	August 4, 2020
takungonline.com	Takung (Shanghai) Co., Ltd.	August 4, 2015	August 4, 2020
takungunit.com	Takung (Shanghai) Co., Ltd.	August 4, 2015	August 4, 2020

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

During the course of the audit of our financial statements for the year ended December 31, 2015, we identified three material weaknesses in our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results in accordance with U.S. GAAP could be materially and adversely affected. In addition, investor confidence in us and the market price of our equities could decline significantly if we conclude that our internal control over financial reporting is not effective.

We are subject to reporting obligations under U.S. securities laws. We have limited accounting personnel and other resources with which to address our internal control over financial reporting. We in connection with the preparation and external audit of our consolidated financial statements for the year ended December 31, 2014, identified three material weaknesses, each as defined in the U.S. Public Company Accounting Oversight Board Standard AU Section 325, Communications about Control Deficiencies in an Audit of Financial Statements, or AU325, in our internal control over financial reporting. As defined in AU325, a "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance.

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

We have not undertaken a comprehensive assessment of our internal control for purposes of identifying and reporting material weaknesses and other control deficiencies in our internal control over financial reporting as we will be required to do. In light of the number of material weaknesses and other control deficiencies that were identified as a result of the limited procedures performed, we believe it is possible that, had we performed a formal assessment of our internal control over financial reporting, additional control deficiencies may have been identified.

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

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

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

Our significant amount of deposits in certain banks in China may be at risk if these banks go bankrupt or otherwise do not have the liquidity to pay us during our deposit period.

On May 1, 2015, China’s new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in China are required to purchase deposit insurance for deposits in RMB and in foreign currency. Under this regulation, depositors will be fully indemnified for their deposits and interests in an aggregate amount up to a limit of RMB500,000. Deposits or interests over such limit will only be covered by the bank’s liquidation assets. Therefore, although this requirement to purchase deposit insurance may help, to a certain extent, prevent Chinese banks from going bankrupt, it would not be effective in providing effective protection for our accounts, as our aggregate deposits are much higher than the compensation limit.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease approximately 1,119.45 square feet of office space at Rooms 2003 and 2004 on the 20th Floor of Hutchison House, Hong Kong. The lease expires on May 15, 2019 and provides for a monthly rent of $12,705 (HK$98,464) and a monthly service fee of $1,084 (HK$8,398).

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

We lease approximately 538.2 square feet of storage space at the Linji Building A, No. 8 Street 8, Shunyi District, Beijing, China 101300. The lease expires on August 14, 2017 and provides for a monthly rent of $1,467 (RMB9,500) and a monthly service fee of $88 (RMB 570).

We also lease approximately 2,152.8 square feet of storage space at LingtongGongyuan, Southeast of Hebin Park, Tanggu, Binhai New Area, Tianjin City, China. The lease expires on July 14, 2025 and provides for a monthly rent and monthly service fee of $1,286 (RMB 8,333).

On January 11, 2016,. Shanghai Takung leased approximately 906.5 square feet of office space at Units 04, 16th floor, Shanghai Times Square Office Building, No. 93 HuaiHai Middle Road, Huang Pu, Shanghai, China. The lease expires on January 10, 2018 and provides for a monthly rent of $4,350 (RMB 28,178) and monthly service fee of $520 (RMB 3,369)

We currently do not have an office for Tianjin Takung, which currently operates out of our Hong Kong office. We are in the process of renting space to house Tianjin Takung’s servers in Tianjin, PRC.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our Common Stock was originally quoted on the OTCBB from October 2013 under the designation “CARD”. On November 5, 2014, we amended our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd and on November 12, 2014, our symbol was changed to “TKAT”. Our Common Stock now trades on the OTCQB. Until November 25, 2015, there had been no trading in our Common Stock. T he table below presents the high and low bid for our Common Stock for the quarter from October 1, 2015 through December 31, 2015. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended December 31, 2015	High	Low

4 th Quarter	$3.60	$1.95

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

As of December 31, 2015, there are no options outstanding.

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

As of December 31, 2015, there are no options outstanding.

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

Pursuant to the Stock Purchase Agreement dated as of July 31, 2014, Yong Li, an individual purchased a total of 887,410 restricted shares (before Reverse Stock Split was 22,185,230 restricted shares) of Common Stock of the Company from a group of three former stockholders of the Company. In consideration for the shares, Mr. Li paid the sellers $399,344 in cash which came from his own capital. The sellers were Jerett A. Creed, the Company’s former Chief Executive Officer, Chief Financial Officer, director and formerly a controlling stockholder of the Company, the Creed Family Limited Partnership and Ralph Sinibaldi. The shares represented approximately 95% of the Company’s then issued and outstanding common stock. The sale was consummated on August 28, 2014. As a result of the transaction, there was a change in control of the Company.

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

Also on October 20, 2014, we acquired all the issued and outstanding shares of Hong Kong Takung, a privately held Hong Kong corporation, pursuant to the Share Exchange Agreement and Hong Kong Takung became the wholly owned subsidiary of us in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of Hong Kong Takung common stock were converted, at an exchange ratio of 10.4988-for-1, into an aggregate of 8,399,040 shares (before Reverse Stock Split was 209,976,000 shares) of our common stock and Hong Kong Takung became a wholly owned subsidiary of us. The holders of our common stock as of immediately prior to the Merger held an aggregate of 933,236 shares (before Reverse Stock Split was 23,330,662 shares) of our common stock, The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, our name was changed from “Cardigant Medical Inc.” to “Takung Art Co., Ltd.”.

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

For the years ended December 31, 2015 and 2014

Revenue

The following tables set forth our consolidated statements of income data:

	For the Year Ended December 31
	2015	2014

Revenue
Listing fee	$4,834,126	$1,774,461
Commission	6,145,261	2,832,158
Authorized agent subscription revenue	239,260	-
Management fee	115,542	113,243
Annual fee	1,752	-
Total revenue	11,335,941	4,719,862
Cost of revenue	805,684	434,379
Gross profit	10,530,257	4,285,483
Selling expense	584,179	904,177
General and administrative expense	3,253,433	1,701,808
Total expenses	3,837,612	2,605,985
Income from operations	6,692,645	1,679,498
Interest and other income, net	25,795	2,085
Income before provision for income taxes	6,718,440	1,681,583
Provision for income taxes	1,282,331	312,046
Net income	$5,436,109	$1,369,537

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	For the Year Ended December 31
	2015	2014

Revenue	100%	100%
Listing fee	43	38
Commission	54	60
Authorized agent subscription revenue	2	-
Management fee	1	2
Annual fee	-	-
Total revenue	100	100
Cost of revenue – Direct revenue	7	9
Gross profit	93	91
Selling expense	5	19
General and administrative expense	29	36
Total expenses	34	55
Income from operations	59	36
Interest and other income, net	-	-
Income before provision for income taxes	59	36
Provision for income taxes	11	7
Net income	48%	29%

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

During the year ended December 31, 2015, 49 sets of artwork were listed for trade on our platform — nine sets of paintings and calligraphies from famous Chinese artists ranging in listing value from $387,062 (HK$3,000,000) to $1,548,247 (HK$12,000,000), four pieces of jewelry ranging in listing value from $335,454 (HK$2,600,000) to $516,082 (HK$4,000,000), twenty five pieces of precious stones ranging in listing value from $12,902 (HK$100,000) to $645,103 (HK$5,000,000), and eleven pieces of amber ranging in listing value from $154,825 (HK$1,200,000) to $903,144 (HK$7,000,000).

The listing fees ranged from 22.5% to 47% of listing value for paintings and calligraphies, 31% of listing value for jewelry, 32% to 47% of listing value for precious stones, and 32% to 47% of listing value for ambers. The total listing value of artwork during 2015 was $11,596,409 (HK$89,900,000).

Compared to the year ended December 31, 2014, only five paintings with a total listing value of $6,709,071 (HK$52,000,000) were listed. The listing fee ranged from 22.5% to 31% of the listing of paintings.

The increase in number of pieces listed, listing values and corresponding listing fees charged during the year ended December 31, 2015 compared to the year ended December 31, 2014 resulted in an increase in listing fee revenue in the current period.

Commission revenue is calculated based on a percentage of and transaction value of artworks. Transaction value is the dollar amount of the purchase and sale of the ownership units of the artworks after they are listed on our platform. The total transaction value for the year ended December 31, 2015 was $2,330,196,680 (HK$18,064,616,738) versus $730,685,953(HK$5,666,104,221) for the year ended December 31, 2014. We charge 0.2% of the transaction value on both the purchase and sale sides resulting in an aggregate of 0.4% of the transaction value and accounts for this as commission revenue for the years ended December 31, 2015 and 2014.

As part of a referral incentive program offered during the years ended December 31, 2015 and 2014, the Company would rebate 5% of the commission earned from the transaction to certain VIP referrers.

Additionally, we ran a discount program for certain VIP traders — starting from April 1, 2015, when their trading volumes of the certain artworks reached an agreed level of each month, a contractually determined flat rate of trading commission was applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate would be waived. The discounted rate varied between the selected artworks.

A separate discount program was offered to buyers by waiving their trading commissions during certain promotion periods. The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

From April 9, 2015 to June 8, 2015, the company waived all management fees and trading commissions for the buyers’ side as a promotion and was deducted from the commission revenue. Besides, the company waived all management fees during September 9, 2015 to December 31, 2016.

During the year ended December 31, 2015, in spite of the rebates and discounts, commission revenue increased significantly mainly due to more artworks being listed and commencement of operations of Shanghai Takung in July 2015 that allowed transactions to be settled in Renminbi. This increased the number of traders from mainland China.

Our trading volume and transaction value amounts increased significantly since August 2015. Trading volume increased by 111% and trading amount by 219% during the year ended December 31, 2015 compared to corresponding year in 2014. Shanghai Takung contributed 20% of the total trading volume, and 31% of the total trading amount and this resulted in the significant increase of our commission revenue by $3,313,103.

During the year ended December 31, 2015, management fee revenue increased by $2,299, from $113,243 for the year ended December 31, 2014 to $115,542 for the year ended December 31, 2015, due to the aforementioned increase in trading amount and volume. Although the number of listed artworks increased significantly in the current year, management fee revenue did not increase proportionately. This is because of the discount program offered from the period of April 9, 2015 to June 8, 2015 and the period from September 9, 2015 to December 31, 2015 which waived management fees for the newly-listed artworks.

During the year ended December 31, 2015, we also began charging and earned authorized agent subscription revenue of $239,260 and annual fee revenue of $1,752. No such revenue stream was started and generated during the year ended December 31, 2014.

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

Operating Expenses

General and administrative expenses for the year ended December 31, 2015 were $3,253,433, compared to $1,701,808 for the year ended December 31, 2014. The substantial increase was primarily due to an increase of $72,625 in consultancy fees because of more consultants being engaged; an increase $356,974 in legal and professional fees because of more filing and compliance activities after the Company went public through reverse merger in October 2014; an increase in salaries of $395,490 because of an increase in employee headcount; an increase in office and rental expenses of $167,721 because of the new rented office in Hong Kong; an increase of traveling and accommodation expenses of $101,264 because of more travel to Shanghai to set up Shanghai Takung, an increase of stock-based compensation amounting to $314,243 due to the issuance of 787,000 shares of common stock for consulting services, an increase of foreign currency exchange loss of $175,216 because Shanghai Takung collects settlement monies in Renminbi, as well as a decrease of $31,908 in other expenses.

The following table sets forth main the components of the Company’s general and administrative expenses for the years ended December 31, 2015 and 2014.

	Year ended December 31, 2015		Year ended December 31, 2014
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	534,352	16.4%	461,727	27.1%
Legal and professional fees	800,823	24.6%	443,849	26.1%
Salary and welfare	725,842	22.3%	330,352	19.4%
Office expenses and rental	353,152	10.9%	185,431	10.9%
Traveling and accommodation expenses	202,843	6.2%	101,579	6.0%
Stock-based compensation	314,243	9.7%	-	-
Foreign currency exchange loss	175,216	5.4%	-	-
Others	146,962	4.5%	178,870	10.5%
Total G&A	$3,253,433	100%	$1,701,808	100.0%

The Company also generated a total of $584,179 and $904,177 in selling expenses for the year ended December 31, 2015 and 2014, respectively. The decrease of selling expense was due to less promotion and advertising events launched during the year 2015.

Net Income

We had a net income for the year ended December 31, 2015 of $5,436,109, versus $1,369,537 for the year ended December 31, 2014.

The increase in net income during 2015 was due to an increase in artworks listed and higher trading volume due to more artworks being listed on our platform, and larger trader population base following the inception of Shanghai Takung, as discussed in previous paragraphs.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow

	For the Year Ended December 31
	2015	2014

Net cash provided by operating activities	$5,419,693	$2,591,661
Net cash used in investing activities	(512,144)	(497,942)
Net cash provided by financing activities	3,510,853	-
Effect of exchange rate change on cash and cash equivalents	(4,785)	1,933
Net increase in cash and cash equivalents	8,413,617	2,095,652
Cash and cash equivalents, beginning balance	2,355,839	260,187
Cash and cash equivalents, ending balance	$10,769,456	$2,355,839

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

The cash balance at December 31, 2014 was $2,355,839. During the year ended December 31, 2014, net cash provided by operating activities totaled $2,591,661. Net cash used in investing activities totaled $497,942. No cash was generated from financing activities. The resulting change in cash for the period was an increase of $2,095,652, which was primarily due to a net income of $1,369,537 and the increase in accrued expenses and other payables, offset by the increase in payment for the purchase of property and equipment.

 As of December 31, 2015, the Company had $18,427,281 in total current liabilities, which included $667,622 in accrued expenses and other payables, $16,195,289 in customers’ deposits, and $1,564,370 tax payables.  As of December 31, 2014, the Company had $9,009,168 in total current liabilities, which included $1,891,525 in account payables and other accruals, $6,865,821 in customers’ deposits, $2,730 in amount due to director, and $249,092 in tax payables.

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

Basis of consolidation

The consolidated financial statements include the financial statements of the Company, and its subsidiaries, Hong Kong Takung and Shanghai Takung. All intercompany transactions, balances and unrealized profit and losses have been eliminated on consolidation.

Reverse stock split

On August 10, 2015, the Company’s board of directors and a majority of the Company’s shareholders approved a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-25.

Upon filing of the Certificate of Amendment, every twenty-five shares of the Company’s issued and outstanding common stock were automatically converted into one issued and outstanding share of common stock, without any change in par value per share. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the 1-for-25 reverse stock split. See Notes 11 for additional information about the reverse stock split.

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

Comprehensive Income

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the year ended December 31, 2015 and 2014, the Company’s comprehensive income includes net income and foreign currency translation adjustment.

Foreign Currency Translation and Transaction

The functional currency of the Hong Kong Takung and Shanghai Takung are the Hong Kong Dollar (“HKD”).

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheets dates, which is 7.7507 and 7.7531 as of December 31, 2015 and December 31, 2014, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 7.7524 and 7.7545 for the year ended December 31, 2015 and 2014, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which is 6.4778 as of December 31, 2015; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 6.2827 for the year ended December 31, 2015.

The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2015 and 2014, the Company’s cash and cash equivalents amounted to $10,769,456 and $2,355,839. The Company’s cash deposit is held in the financial institutions located in Hong Kong and mainland China where there are currently regulations mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading shares of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the shares, the seller will send instructions to the bank, requesting the amount to be transferred to their personal account. After deducting the commission and the management fee as per Takung, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account. Restricted cash amounted to $16,195,289 and $6,865,821 as of December 31, 2015 and 2014, respectively.

Accounts Receivables and Allowance for Doubtful Accounts

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

Prepayment and Other Current Assets

Prepayment and other current assets mainly consists of the prepaid service fee for the development and maintenance of online trading system, as well as the advertising and promotional services.

Other Non-current Assets

A portion of the deposits, are presented under the non-current section of the balance sheets based on the nature of the amounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in operating income. Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life
Furniture, fixtures and equipment	5 years
Leasehold improvements	Shorter of the remaining lease terms and the estimated 3 years
Computer trading and clearing system	5 years

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

No impairment was recorded during the years ended December 31, 2015 and 2014, respectively.

Intangible Assets

Intangible assets represent the licensing cost for our trademark registration, Kingdee system and its server. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2015 and 2014.

Customer deposits

Customer deposits represent the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Customer deposits was $16,195,289 and $6,865,821 as of December 31, 2015 and 2014, respectively.

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

Listing fee -The Company recognizes the listing fee revenue once the ownership units of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such units accounted as the listing fee revenue accordingly. When the ownership units of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-47% of the total offering price for calligraphies, paintings and jewelry, which are currently the major types of artwork listed and traded on our system. Listing fee revenues were $4,834,126 and $1,774,461 for the years ended December 31, 2015 and 2014, respectively.

Commission -The Company charges trading commissions for the purchase and sale of the ownership units of the artwork. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% on both the buy and sell side (resulting in an aggregate of 0.4%) of the total transaction amount with the minimum charge of $0.13 (HK$1). As part of the referral incentive program, the Company would rebate 5% of the commission earned from the transaction to the relevant referrer. The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed. A discount program is offered to waive the commission fee for the buyer side transaction during certain promotion periods. Such discount is recognized as a reduction of the revenue in the same period the related revenue is recognized. An additional discount program was offered to VIP traders when their trading volumes of certain artworks reach an agreed level each month, A contractually determined flat rate of trading commission was applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate would be waived and deducted from the commission revenue. From April 9, 2015 to June 8, 2015, we waived all trading commissions on the buy side as a promotion and this resulted in a decrease in our commission revenue. Commission revenues are $6,145,261 and $2,832,158(net of applicable rebates and discounts) for the years ended December 31, 2015 and 2014, respectively.

Management fee -The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction is completed. A discount program is offered to waive the management fee during certain promotion periods. From April 9, 2015 to June 8, 2015 and from September 9, 2015 to December 31, 2015, we waive all management fee as a promotion and this discount is recognized as a reduction of the revenue in the same period the related revenue is recognized. Management fee revenues were $115,542 and $113,243 for the years ended December 31, 2015 and 2014, respectively.

Annual fee income -The Company charges an annual fee for providing traders and Offering Agents with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period.

Authorized agent subscription revenue - We charge an authorized agent subscription fee which is an annual service fee paid by authorized agents to grant them the right to bring their network of artwork owners to list their artwork on our trading platform. This revenue is recognized ratably over the annual agreement period.

Cost of Revenue

Our cost of revenue consists primarily of expenses associated with the delivery of our service. These include expenses related to the operation of our data centers, such as facility and lease of the server equipment, development and maintenance of our platform system, as well as the cost of insurance, storage and transportation of the artworks.

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

Concentration of Risks

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, prepayment and other current assets. The Company places its cash and cash equivalents and restricted cash with financial institutions with high-credit ratings and quality. Accounts receivable primarily comprise of amounts receivable from the trader customers. With respect to the prepayment to service suppliers, the Company performs on-going credit evaluations of the financial condition of these suppliers. The Company establishes an allowance for doubtful accounts based upon estimates, factors surrounding the credit risk of specific service providers and other information.

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the year ended December 31, 2015 and 2014.

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

Reclassification

The Company has also reclassified certain amounts in the consolidated financial statements for 2015, as well as the related comparative amounts for 2014 to conform to the current year’s presentation. The principal reclassifications are related to 1) aggregation of certain deposits, prepayment and other receivables into prepayment and other current assets and other non-current assets, respectively, on the basis of time period in which the economic benefits from the asset will flow to the Company. 2) the reclassification of certain general and administrative expense to selling expense due to the nature of promotion related activities. These reclassification did not have an impact on reported total assets, liabilities and stockholder’s equity.

Recent Accounting Pronouncements

Revenue Recognition:     In May 2014, the FASB issued Accounting Standards Update No. 2014-09,Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are continuing to evaluate the impacts of our pending adoption of Topic 606.

Disclosure of Going Concern Uncertainties:     In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern(ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on the Company’s financial statements will be material.

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting should Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2on our consolidated financial statements.

Stock-based Compensation:    In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

 Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders

of Takung Art Co., Ltd.

We have audited the accompanying consolidated balance sheets of Takung Art Co., Ltd. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

New York, New York

November 7, 2016

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	December 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$10,769,456	$2,355,839
Restricted cash	16,195,289	6,865,821
Deposits	70,194	-
Account receivables, net	184,537	291,496
Prepayment and other current assets	1,172,405	483,609
Due from director	502	-
Total current assets	28,392,383	9,996,765

Non-current assets
Property and equipment, net	1,213,255	1,037,758
Intangible assets	22,194	20,547
Other non-current assets	121,381	69,196
Total non-current assets	1,356,830	1,127,501
Total assets	$29,749,213	$11,124,266
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$667,622	$1,891,525
Customer deposits	16,195,289	6,865,821
Tax payables	1,564,370	249,092
Amount due to director	-	2,730
Total current liabilities	18,427,281	9,009,168
Deferred tax liabilities	45,037	66,555
Total non-current liabilities	45,037	66,555
Total liabilities	18,472,318	9,075,723

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,119,276 shares issued and outstanding as of December 31, 2015; 9,332,276 shares issued and outstanding as of December 31, 2014)	11,119	9,332
Additional paid-in capital	4,465,217	2,570,098
Subscription receivable	-	(1,896,548)
Retained earnings	6,801,977	1,365,868
Accumulated other comprehensive loss	(1,418)	(207)
Total stockholders’ equity	11,276,895	2,048,543
Total liabilities and stockholders’ equity	$29,749,213	$11,124,266

* All shares outstanding for all periods have been retroactively restated to reflect Takung’s 1-for-25 reverse stock split, which was effective on August 10, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Stated in U.S. Dollars except Number of Shares)

	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014

Revenue
Listing fee	$4,834,126	$1,774,461
Commission	6,145,261	2,832,158
Authorized agent subscription revenue	239,260	-
Management fee	115,542	113,243
Annual fee	1,752	—
Total revenue	11,335,941	4,719,862

Cost of revenue	(805,684)	(434,379)
Gross profit	10,530,257	4,285,483

Operating expenses
General and administrative expenses	(3,253,433)	(1,701,808)
Selling expenses	(584,179)	(904,177)
Total operating expenses	(3,837,612)	(2,605,985)

Income from operations	6,692,645	1,679,498

Other income	25,795	2,085

Income before income tax expense	6,718,440	1,681,583
Provision for income taxes	(1,282,331)	(312,046)

Net income	5,436,109	1,369,537

Foreign currency translation adjustment	(1,211)	526

Comprehensive income	$5,434,898	$1,370,063

Earnings per common share – basic	$0.57	$0.16
Earnings per common share – diluted	$0.56	$0.16

Weighted average number of common shares outstanding –basic	9,601,034	8,583,130
Weighted average number of common shares outstanding –diluted	9,656,736	8,583,130

* All shares outstanding for all periods have been retroactively restated to reflect Takung’s 1-for-25 reverse stock split, which was effective on August 10, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in U.S. Dollars except Number of Shares)

	Number	Common	Additional paid-in	Subscription	Retained	Accumulated Other Comprehensive	Stockholders'
	of shares	stock	capital	receivable	earnings	(loss)	equity

Balance, December 31, 2013	8,399,040	8,399	2,571,680	(1,896,548)	(3,669)	(733)	679,129

Reverse merger recapitalization	933,236	933	(1,582)	-	-	-	(649)

Net income for the Year	-	-	-	-	1,369,537	-	1,369,537

Foreign currency translation adjustment	-	-	-	-	-	526	526

Balance, December 31, 2014	9,332,276	9,332	2,570,098	(1,896,548)	1,365,868	(207)	2,048,543

Shares for compensation	787,000	787	313,456	-	-	-	314,243

Issuance of shares	1,000,000	1,000	1,579,000	-	-	-	1,580,000

Net income for the Year	-	-	-	-	5,436,109	-	5,436,109

Receipt of subscription receivable	-	-	2,663	1,896,548	-	-	1,899,211

Foreign currency translation adjustment	-	-	-	-	-	(1,211)	(1,211)

Balance, December 31, 2015	11,119,276	11,119	4,465,217	-	6,801,977	(1,418)	11,276,895

* All shares outstanding for all periods have been retroactively restated to reflect Takung’s 1-for-25 reverse stock split, which was effective on August 10, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2015	2014

Cash flows from operating activities:
Net income	$5,436,109	$1,369,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	336,222	216,479
Stock-based compensation	314,243	-
Changes in operating assets and liabilities:
Account receivables	106,948	(232,140)
Deposits	(70,194)	-
Prepayment and other current assets	(772,694)	(398,804)
Restricted cash	(9,327,160)	(3,204,936)
Due to director	(3,230)	2,729
Customer deposits	9,327,160	3,203,726
Deferred tax liabilities	(21,517)	62,998
Tax payables	1,316,656	249,048
Accrued expenses and other payables	(1,222,850)	1,323,024
Net cash provided by operating activities	5,419,693	2,591,661

Cash flows from investing activities:
Purchase of property and equipment	(512,144)	(477,399)
Purchase of intangible assets	-	(20,543)
Net cash used in investing activities	(512,144)	(497,942)

Cash flows from financing activities:
Proceeds from subscription receivable	1,930,853	-
Proceeds from issuance of shares	1,580,000	-
Net cash provided by financing activities	3,510,853	-

Effect of exchange rate change on cash and cash equivalents	(4,785)	1,933

Net increase in cash and cash equivalents	8,413,617	2,095,652

Cash and cash equivalents, beginning balance	2,355,839	260,187

Cash and cash equivalents, ending balance	$10,769,456	$2,355,839

Supplemental cash flows information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars except Number of Shares)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Takung Art Co., Ltd and Subsidiaries ( “Takung”), a Delaware corporation (formerly Cardigant Medical Inc.) through Hong Kong Takung Assets and Equity of Artworks Exchange Co., Ltd. (“Hong Kong Takung”), a Hong Kong company and our wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

HongKong Takung Assets & Equity of Artworks Exchange Co., Ltd. (“Hong Kong Takung”) was incorporated in Hong Kong on September 17, 2012 and operates an electronic online platform for offering and trading artwork. For the period from September 17, 2012 (inception) to December 31, 2012, there was no operation except the issuance of shares for subscription receivable. We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees. We conduct our business primarily in Hong Kong, People’s Republic of China.

Takung (Shanghai) Co., Ltd (“Shanghai Takung”) is a limited liability company, with a registered capital of $1 million, located in the Shanghai Pilot Free Trade Zone. Shanghai Takung was incorporated on July 28, 2015. It is engaged in providing services to its parent company HongKong Takung Assets and Equity of Artworks Exchange Co. Ltd. ("Hong Kong Takung") by receiving deposits from and making payments to online artwork traders of Takung for and on behalf of Takung.

Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) is a limited liability company, with a registered capital of $1 million located in Pilot Free Trade Zone. Tianjin Takung was incorporated on January 27, 2016.

Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung and also carries out marketing and promotion activities in mainland China.

REVERSE MERGER

On October 20, 2014, Cardigant Medical Inc. (or “Cardigant”) acquired all the issued and outstanding shares of Hong Kong Takung, a privately held Hong Kong corporation, pursuant to the Share Exchange Agreement and Hong Kong Takung became the wholly owned subsidiary of Cardigant in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of Takung common stock were converted, at an exchange ratio of 10.4988-for-1, into an aggregate of 8,399,040 (209,976,000 pre-reverse split) shares of Cardigant common stock and Takung became a wholly owned subsidiary of Cardigant. The holders of Cardigant’s common stock as of immediately prior to the Merger held an aggregate of 933,236(23,330,662 pre-reverse split) shares of Cardigant’s common stock, The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, Cardigant’s name was changed from “Cardigant Medical Inc.” to “Takung Art Co., Ltd and Subsidiaries”.

Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because Hong Kong Takung’s former stockholders received the greater portion of the voting rights in the combined entity and Hong Kong Takung’s senior management represents all of the senior management of the combined entity, the Merger was accounted for as a recapitalization effected by a share exchange, wherein Hong Kong Takung is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Hong Kong Takung have been brought forward at their book value and no goodwill has been recognized. Accordingly, the assets and liabilities and the historical operations that are reflected in Hong Kong Takung's consolidated financial statements are those of Hong Kong Takung and are recorded at the historical cost basis of Hong Kong Takung.

Unless otherwise indicated or the context otherwise requires, references to “the Company” refer to Takung Art Co., Ltd and Subsidiaries Disclosures relating to the pre-merger business of Takung, unless noted as being the business of Cardigant prior to the Merger, pertain to the business of Takung prior to the Merger. The Company is currently trading on the OTC market with the ticker “TKAT”.

On August 10, 2015, Takung effected a 1-for-25 reverse stock split (the “Reverse Spilt”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of Takung ’s common shares. All shares outstanding for all the periods have been retroactively restated to reflect the Reverse Split.

2. CORRECTIONS TO PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Our Audit Committee had requested our newly appointed independent registered public accounting firm to audit our 2015 and 2014 financial statements. In the course of such audit, we discovered that we had erroneously stated that our earnings per share of common stock, on a basic and diluted basis were $0.49 for the fiscal year ended December 31, 2015, while basic and diluted basis were 0.15 for the fiscal year ended December 31, 2014 in the Original Form 10-K. Instead, our earnings per share of common stock should have been $0.57 and $0.56, on a basic and diluted basis respectively, for the fiscal year ended December 31, 2015, and 0.16 on a basic and diluted basis for the fiscal year ended December 31, 2014.

In addition to the restatement of our consolidated financial statements, we have also restated the following items to reflect certain changes noted above.

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the years ended December 31, 2015 and 2014.

	As of and for the Year Ended December 31, 2015
	Previously Reported	Adjustments	Restated

Consolidated Statements of Operations and Comprehensive Loss
Weighted-average shares outstanding - Basic	11,119,276	(1,518,242)	9,601,034
Weighted-average shares outstanding – Diluted	11,119,276	(1,462,540)	9,656,736

Earnings per share
Weighted average number of common shares outstanding - basic	0.49	0.08	0.57
Weighted average number of common shares outstanding - diluted	0.49	0.07	0.56

	As of and for the Year Ended December 31, 2014
	Previously Reported	Adjustments	Restated

Consolidated Statements of Operations and Comprehensive Loss
Weighted-average shares outstanding - Basic	9,332,276	(749,146)	8,583,130
Weighted-average shares outstanding – Diluted	9,332,276	(749,146)	8,583,130

Earnings per share
Weighted average number of common shares outstanding - basic	0.15	0.01	0.16
Weighted average number of common shares outstanding - diluted	0.15	0.01	0.16

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States ("U.S. GAAP").

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, and its subsidiaries, Hong Kong Takung and Shanghai Takung. All intercompany transactions, balances and unrealized profit and losses have been eliminated on consolidation.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2015 and 2014.

Comprehensive Income

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the year ended December 31, 2015 and 2014, the Company’s comprehensive income includes net income and foreign currency translation adjustment.

Foreign Currency Translation and Transaction

The functional currency of Hong Kong Takung and Shanghai Takung are the Hong Kong Dollar (“HKD”).

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheets dates, which is 7.7507 and 7.7531 as of December 31, 2015 and December 31, 2014, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 7.7524 and 7.7545 for the year ended December 31, 2015 and 2014, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which is 6.4778 as of December 31, 2015; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 6.2827 for the year ended December 31, 2015.

The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2015 and 2014, the Company’s cash and cash equivalents amounted to$10,769,456 and $2,355,839, respectively. The Company’s cash deposit is held in the financial institutions located in Hong Kong and mainland China where there are currently regulations mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading shares of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the shares, the seller will send instructions to the bank, requesting the amount to be transferred to their personal account. After deducting the commission and the management fee as per Takung, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account. Restricted cash amended$16,195,289 and $6,865,821 as of December 31, 2015 and 2014, respectively.

Accounts Receivables and Allowance for Doubtful Accounts

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

Prepayment and Other Current Assets

Prepayment and other current assets mainly consists of the prepaid service fee for the development and maintenance of online trading system, as well as the advertising and promotional services.

Other Non-current Assets

A portion of the deposits, are presented under the non-current section of the balance sheets based on the nature of the amounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in operating income. Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life
Furniture, fixtures and equipment	5 years
Leasehold improvements	Shorter of the remaining lease terms and the estimated 3 years
Computer trading and clearing system	5 years

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

Intangible Assets

Intangible assets represent the licensing cost for our trademark registration, Kingdee system and its server. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2015 and 2014, respectively.

Customer deposits

Customer deposits represent the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Customer deposits was $16,195,289 and $6,865,821 as of December 31, 2015 and 2014, respectively.

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

Listing fee -The Company recognizes the listing fee revenue once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such shares accounted as the listing fee revenue accordingly. When the ownership shares of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-47% of the total offering price for calligraphies, paintings and jewelry, which are currently the major types of artwork listed and traded on our system. Listing fee revenues was $4,834,126 and $1,774,461 for the year ended December 31, 2015 and 2014, respectively.

Commission -The Company charges trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% (resulting in an aggregate of 0.4%)of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed. A discount program is offered to waive the commission fee for the buyer side transaction during certain promotion periods. Such discount is recognized as a reduction of the revenue in the same period the related revenue is recognized.

Commission rebate programs are offered to the traders and service agents. As part of the referral incentive program, the Company would rebate 5% up to 50% of the commission earned from the transactions of new traders referred by the existing traders. Such commission rebate is recognized as reduction of the commission revenue. Commission rebated program is also offered to VIP traders , when their trading volumes of certain artworks reach an agreed level each month, a contractually determined flat rate of trading commission was applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate would be waived and deducted from the commission revenue.

Commission revenue was $6,145,261 and $2,832,158 (net of applicable rebates and discounts) for the year ended December 31, 2015 and 2014, respectively.

Management fee -The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership shares per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership shares when a transaction is completed. A discount program is offered to waive the management fee during certain promotion periods. Such discount is recognized as a reduction of the revenue in the same period the related revenue is recognized. Management fee revenue was $115,542 and $113,243 for the year ended December 31, 2015 and 2014, respectively.

Annual fee income -The Company charges an annual fee for providing traders with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period.

Authorized agent subscription revenue - The Company charges an authorized agent subscription fee which is an annual service fee paid by authorized agents to grant them the right to bring their network of artwork owners to list their artwork on our trading platform. This revenue is recognized ratably over the annual agreement period.

Cost of Revenue

Our cost of revenue consists primarily of expenses associated with the delivery of our service. These include expenses related to the operation of our data centers, such as facility and lease of the server equipment, development and maintenance of our platform system, as well as the cost of insurance, storage and transportation of the artworks.

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

There are uncertain tax positions regarding whether the income of Takung should be deemed as the taxable income of Shanghai Takung under the law of the People's Republic of China on Enterprise Income Tax ("EIT") as of December 31, 2015. Such income will be subject to EIT with 25% tax rate once it is deemed as the taxable income of Shanghai Takung; otherwise it is subject to Hong Kong's Profits Tax with 16.5% tax rate.

The Company currently recognizes such income as taxable income under Hong Kong's Profits Tax rather than taxable income under EIT, and the Company holds that it is more-likely-than-not that this tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position.

The Company did not have any interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the year ended December 31, 2015 and 2014. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the year.

As of December 31, 2015, there were options which would have a dilutive effect on earnings per share.

As of December 31, 2014, there were no options which would have a dilutive effect on earnings per share.

On August 10, 2015, the Company affected a 1-for-25 reverse stock split (the “Reverse Spilt”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of the Company’s common shares. All shares outstanding for all the periods have been retroactively restated to reflect the Reverse Split.

Concentration of Risks

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, prepayment and other current assets. The Company places its cash and cash equivalents and restricted cash with financial institutions with high-credit ratings and quality. Accounts receivable primarily comprise of amounts receivable from the trader customers. With respect to the prepayment to service suppliers, the Company performs on-going credit evaluations of the financial condition of these suppliers. The Company establishes an allowance for doubtful accounts based upon estimates, factors surrounding the credit risk of specific service providers and other information.

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the year ended December 31, 2015 and 2014.

Reclassification

The Company has also reclassified certain amounts in the consolidated financial statements for 2015, as well as the related comparative amounts for 2014 to conform to the current year’s presentation. The principal reclassifications are related to 1) aggregation of certain deposits, prepayment and other receivables into prepayment and other current assets and other non-current assets, respectively, on the basis of time period in which the economic benefits from the asset will flow to the Company. 2) the reclassification of certain general and administrative expense to selling expense due to the nature of promotion related activities. These reclassification did not have an impact on reported total assets, liabilities and stockholder’s equity.

Recent Accounting Pronouncements

Revenue Recognition:     In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. We are continuing to evaluate the impacts of our pending adoption of Topic 606.

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

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting should Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

Stock-based Compensation:    In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Except for the ASU above, in the period from January 1, 2016 to October 20, 2016, the FASB has issued ASU No. 2016-01 through ASU 2016-17, which are not expected to have a material impact on the consolidated financial statements upon adoption.

4. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets mainly consists of the prepaid service fee for the development and maintenance of online trading system, as well as the advertising and promotional services. The prepayment was $1,172,405 and $483,609 as of December 31, 2015 and 2014, respectively.

	December 31, 2015	December 31, 2014

Prepaid services for development	$201,461	$5,780
Prepaid maintenance of trading system	439,917	141,685
Advertising and promotional services	451,572	-
Customers commission rebate	-	264,228
Other current assets	79,455	71,916
Prepayment and other current assets	$1,172,405	$483,609

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2015	December 31, 2014

Furniture, fixtures and equipment	$61,787	$54,429
Leasehold improvements	140,955	139,686
Computer trading and clearing system	1,628,542	1,125,316
Sub-total	1,831,284	1,319,431
Less: accumulated depreciation	(618,029)	(281,673)
Property and equipment, net	$1,213,255	$1,037,758

Depreciation expense was $343,526 and $217,750 for the year ended December 31, 2015 and 2014, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks, Kingdee system and its server, with indefinite useful life for trademarks, and definite useful lives for Kingdee system and its server. The intangible asset was $22,194 and $20,547 as of December 31, 2015 and 2014, respectively. The amortization expense was $339 and nil for the year ended December 31, 2015 and 2014, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of December 31, 2015 and 2014 consisted of:

	December 31,	December 31,
	2015	2014

Trading and clearing system	$76,763	$474,270
Accruals for professional fees	75,116	95,827
Accruals for consulting fees	259,244	391,493
Accruals for office rental	15,855	11,437
Payroll payables	46,167	297
Accruals for promotion fee	-	894,481
Temporary customer deposits	175,216	-
Other payables	19,261	23,720
Total Accrued expenses and other payables	$667,622	$1,891,525

8. INCOME TAXES

United States of America

As of December 31, 2015 and 2014, the Company in the United States had $900,301 and $109,162 in net operating loss carry forwards available to offset future taxable income, respectively. Federal net operating losses can generally be carried forward twenty years.

The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US during the year ended December 31, 2015 and 2014, amounting to $306,102 and $37,115, respectively. Accordingly, the Company has no net deferred tax assets under the US entity.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the year ended December 31, 2015 and 2014, if applicable.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income.  All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2015 and 2014.

The income tax expense was $1,282,331 and $312,046 for the year ended December 31, 2015 and 2014, respectively.

The income tax provision consists of the following components:

	December 31, 2015	December 31, 2014
Current	$1,303,865	$249,049
Deferred	(21,534)	62,997
TOTAL PROVISION FOR INCOME TAXES	1,282,331	312,046

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	December 31, 2015	December 31, 2014
Income before income tax expense	$6,718,440	$1,681,583

Provision for taxes at respective statutory tax rate	984,497	258,359
Tax effect of non-deductible expenses	50,383	16,573
Changes in valuation allowance	247,451	37,114

TOTAL PROVISION FOR INCOME TAXES	1,282,331	312,046

The Company's effective tax rate was 19.1% and 18.6% for the year ended December 31, 2015 and 2014, respectively.

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of December 31,	As of December 31,
	2015	2014
Deferred tax assets
Tax loss carried forward	$306,102	$37,115
	306,102	37,115
Valuation allowance	(306,102)	(37,115)
Deferred tax asset, net	-	-

Deferred tax liabilities
Property, plant and equipment, principally due to differences in depreciation	(45,037)	(66,555)
Deferred tax liability	$(45,037)	$(66,555)

9. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of December 31, 2015 and 2014, the Company has capital commitments of $60,571 and $206,498, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of December 31, 2015 are payable as follows:

Year ending December 31, 2016	$413,529

Year ending December 31, 2017	337,153

Year ending December 31, 2018	87,624

Year ending December 31, 2019	15,437

Year ending December 31, 2020	15,437

Year ending December 31, 2021 and thereafter	70,112

Total	$939,292

Rental expense of the Company was $459,050 and $259,388 for the year ended December 31, 2015 and 2014, respectively.

10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Year ended December 31, 2015 (Restated)	Year ended December 31, 2014 (Restated)
	$	$
Numerator:
Net income	5,436,109	1,369,537
Denominator:
Weighted-average shares outstanding-Basic	9,601,034	8,583,130
Stock options	55,702	-
Weighted-average shares outstanding-Diluted	9,656,736	8,583,130

Earnings per share
-Basic	0.57	0.16
-Diluted	0.56	0.16

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

487,000 restricted shares of Common Stock (the “Compensation Shares”) related to the Consulting Agreement with Regeneration Capital Group, LLC (“Regeneration”) entered on November 20, 2015. These shares were placed in an escrow account and were subject to Regeneration’s performance condition. There was a dilutive effect of 487,000 shares for the year ended December 31, 2015.

All shares outstanding and stock options for all periods reflect Takung’s 1-for-25 reverse stock split (the “Reverse Split”), which was effective on August 10, 2015. The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of Takung’s common shares. All shares outstanding for all the periods have been retroactively restated to reflect the Reverse Split.

11. STOCKHOLDERS’ EQUITY

On September 17, 2013, Hong Kong Takung was incorporated with the issuance of 20,000,000 shares, par value $0.13 per share, to the two shareholders, Kirin Linkage Limited and Loyal Heaven Limited. During July 2015, the Company has received the remaining balance of subscription receivables, from the shareholders.

On October 20, 2014, Cardigant acquired all the issued and outstanding shares of Hong Kong Takung, a privately held Hong Kong corporation, pursuant to the Share Exchange Agreement and Hong Kong Takung became the wholly owned subsidiary of Cardigant in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of Hong Kong Takung common stock were converted, at an exchange ratio of 10.4988-for-1 (209,976,000:20,000,000), into an aggregate of 8,399,040 (209,976,000 pre-reverse split) shares of Cardigant common stock and Hong Kong Takung became a wholly owned subsidiary of Cardigant. The holders of Cardigant’s common stock as of immediately prior to the Merger held an aggregate of 933,236 (23,330,662 pre-reverse split) shares of Cardigant’s common stock, The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, Cardigant’s name was changed from “Cardigant Medical Inc.” to “Takung Art Co., Ltd and Subsidiaries”.

On July 7, 2015, the Board granted 300,000 shares of fully vested common stock to a third party for consulting services. The shares were subsequently issued on August 28, 2015 and the Company fair valued the shares at grant date and recorded $186,000 as share-based compensation expense during the year ended December 31, 2015. The Company adopted the Chaffe European Put Option Model to measure the fair value by applying the discount due to the lack of marketability when this transaction took place. The input assumptions used and resulting fair values of the 300,000 shares were as follows:

Date of Grant	July 7, 2015

Expected life (in years)	1

Volatility	130%

Annual Rate of Quarterly Dividends	0%

Discount Rate - Bond Equivalent Yield	2.87%

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

On November 20, 2015, we entered into a Consulting Agreement with Regeneration Capital Group, LLC (“Regeneration”) for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Regeneration 487,000 restricted shares of Common Stock (the “Compensation Shares”) which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or(ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, the Compensation Shares shall be returned to the Company for cancellation. Regeneration shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares. The Compensation Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. The stock based compensation related to this consulting agreement was $128,243 during the year ended December 31, 2015. Pursuant to ASC 505-50-30, this transaction was measured based on the fair value of the equity instruments issued as the Company determined that the fair value of the equity instruments issued in a share-based payment transaction with non employees was more reliably measurable than the fair value of the consideration received. The Company would measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions on the date at which the Regeneration’s performance is complete as there was no performance commitment. The Company recognized (as appropriate relative to the periods and manner that Company would recognize cash payments under the same arrangement) the cost of the appropriate number of the 487,000 shares at the current fair value as of December 31,2015, and subsequently each financial reporting date until Regeneration has completed its performance.

12. SUBSEQUENT EVENT

The Company subsequently granted an aggregate of 431,525 stock options under the 2015 Incentive Stock Plan (the “2015 Plan”) during the first quarter of 2016. 112,925 of the options were granted effective March 30, 2016, 50,000 were granted effective February 29, 2016 and 268,600 were granted effective February 2, 2016. In addition, on March 1, 2016, 7,463 of restricted stock-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The February 2, 2016 grant included a grant of 50,000 shares to a non-employee who became an employee on March 2, 2016.

On July 15, 2016, our Hong Kong subsidiary Takung entered into a loan agreement with Merit Crown Limited, a Hong Kong company to borrow US$1.5 million to meet its working capital needs (“US Dollar Loan”). Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through December 31, 2016.

Also on July 15, 2016, our PRC subsidiary Shanghai Takung entered into an interest- free loan agreement to lend an individual, Xiaohui Wang, a national of the People’s Republic of China RMB10.08 million (equivalent to US$1.5 million) for the same duration as the aforementioned loan (“RMB Loan”). This loan is guaranteed by Chongqing Wintus (New Star) Enterprises Group and Xiaohui Wang is a shareholder and the legal representative of it. The majority shareholder of Chongqing Wintus (New Star) Enterprises is the ultimate beneficial owner of Merit Crown Limited.

On August 24, 2016, our Hong Kong subsidiary, Hong Kong Takung entered into a loan agreement with Merit Crown Limited, a Hong Kong company to borrow US$2 million to meet its working capital needs (“US Dollar Loan”). Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through December 31, 2016.

Also on August 24, 2016, our PRC subsidiary, Shanghai Takung entered into an interest- free loan agreement to lend an individual, Xiaohui Wang, a national of the People’s Republic of China RMB13.35 million (equivalent to US$2 million) for the same duration as the aforementioned loan (“RMB Loan”). This loan is guaranteed by Chongqing Wintus (New Star) Enterprises Group and Xiaohui Wang is a shareholder and the legal representative of it.

The US Dollar Loan is to provide Hong Kong Takung with sufficient US Dollar-denominated currency to meet its working capital requirements. It is “secured” by the RMB Loan of equivalent amount by its subsidiary to an individual and guarantor affiliated with the lender of the US Dollar Loan. It is the understanding between the parties that when the US Loan is repaid, the RMB Loan will similarly be repaid. Both parties do not have intention to waive or offset the USD Loan and RMB Loan with each other.

On August 25, 2016, Hong Kong Takung entered into a loan agreement with Jianping Mao (“Mao”), the wife of the Vice General Manager of Hong Kong Takung for the loan of HK$18,000,000 to Hong Kong Takung. Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through December 31, 2016. The loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements.

As we have determined the Hong Kong dollar loan to be a “related party transaction”, our Audit Committee has reviewed and recommended for approval and our Board of Directors has approved the loan on August 22, 2016.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013 in Internal Control—Integrated Framework. This evaluation was conducted by our Chief Executive Officer, Chief Financial Officer and director.

Based on our evaluation, we determined that, as of December 31, 2015, our internal control over financial reporting was ineffective.

The material weaknesses we noticed for the year ended December 31, 2015 include (i) lack of accounting personnel with appropriate knowledge of accounting principles generally accepted in the United States of America, or U.S. GAAP, (ii) lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP, and (iii) lack of risk assessment process.

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

The following are our officers and directors as of February 17, 2016. Other than Mr. Levinson, our sole officer and other directors reside in the PRC and Hong Kong and, therefore, it may be difficult for investors to effect service of process within the U.S. upon the latter or to enforce judgments against them obtained from the United States courts.

The following table sets forth certain information concerning our directors and executive officer:

Name	Age	Position
Di Xiao	40	Chief Executive Officer, and Chairman
Joseph Levinson	40	Director
William Kwok Keung Tsui	59	Director

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

Directors and Officers of Hong Kong Takung

Di Xiao, our present Chief Executive Officer, Chief Financial Officer (as of February 17, 2016) and Chairman is also the founder and sole director and officer (General Manager) of Hong Kong Takung. Under Hong Kong Takung’s Articles of Association and Hong Kong law, Hong Kong Takung is managed by the General Manager who is appointed and supervised by the Board of Directors. A director is appointed by the stockholders for a term of one year or until the next Annual General Meeting and can be re-elected for consecutive terms.

Directors and Officers of Shanghai Takung and Tianjin Takung

Mr. Zishen Li is the General Manager of Shanghai Takung and Tianjin Takung.

Mr. Li has extensive experience in working in the Chinese art industry since 2009. He is familiar with storage, appraisal and other procedures related to the trading of artworks. He also has expertise in internet application and online artwork trading. He served as the assistant general manager of Tianjin Culture and Artwork Exchange Co., Ltd. from 2009 to 2014. Mr. Li was engaged in customer service related work at WuXiAppTec (NYSE: WX) from 2006 to 2008. He graduated from Zhejiang University of Technology with a Bachelor of Science degree in 2006, and completed the postgraduate studies in industrial economics at Nankai University in 2013.

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

	Di Xiao	William Tsui	Joseph Levinson
High level of financial literacy		X	X
Extensive knowledge of the Company’s business	X
Marketing/Marketing related technology experience	X	X
Relevant Chief Executive/President or like experience	X	X	X
Corporate Governance expertise			X

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

Board Committees

Audit Committee. We intend to establish an audit committee of the Board which will consist of soon to be nominated independent directors. The audit committee’s duties will be to recommend to the Board the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Di Xiao is the Company’s Chairman, Chief Executive Officer and Chief Financial Officer (as of February 17, 2016). We have two independent directors. The Board believes that the Company’s chief executive officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well. The Board’s role in the risk oversight of the Company includes, among other things:

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

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Bonus	Stock Options	Total Annual
Di Xiao	2015	$37,162	$4,645	-	$41,807
CEO, CFO and Director (1)	2014	$18,469	$46,424	-	$64,893

Jerett A. Creed; Former CEO and Director (2)	2015	-	-	-	-
	2014	$96,129	-	-	$96,129

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

Name	Year	Annual Salary ($)		Bonus ($)	Total ($)
Di Xiao	2015	86,711	(2)	10,839	97,550
Managing Director	2014	92,887	(1)	-	92,887	(1)

(1)	Mr. Xiao received a monthly compensation of $7,741 (HK$60,000).

(2)	Mr. Xiao’s monthly compensation was adjusted to $10,322.71 (HK$80,000) per his employment agreement with Hong Kong Takung dated June 1, 2014. His compensation is apportioned between Takung Art Co., Ltd and its subsidiary, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd to reflect the time he spends on the affairs of both entities.

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

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	Percentage Ownership of Shares of Common Stock
Owner of more than 5% of Class

Yan Sun (3) 1-4-901, Tianyang Place, Beicang Town, Beichen District, Tianjin, PRC	Common Stock	3,732,907	33.6%

Directors and Officers

Di Xiao (2)(3)	Common Stock	92,390	*
Joseph Levinson (4)	Common Stock	-	-

William Kwok Keung Tsui (4)	Common stock	-	-

All Officers and Directors (five persons)		92,390	*

* Less than one percent (1%) of the issued and outstanding shares of Common Stock as of February 16, 2016.

(1)	In determining beneficial ownership of our Common Stock as of a given date, the number of shares shown includes shares of Common Stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of Common Stock owned by a person or entity on February 16, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of Common Stock outstanding on February 16, 2016 (11,119,276), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred stock and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	In connection with the Reverse Merger, Di Xiao was appointed as our new Chief Executive Officer, Chief Financial Officer and director effective from October 20, 2014.

(3)	On October 20, 2014, we acquired Hong Kong Takung in a Reverse Merger transaction involving Kirin Linkage Limited and Loyal Heaven Limited, shareholders of Hong Kong Takung. In consideration of receiving all 20,000,000 issued and outstanding shares of Hong Kong Takung, we issued to Kirin Linkage Limited and Loyal Heaven Limited 41,995,200 and 167,980,800 pre Reverse Stock Split shares of restricted Common Stock respectively. Kirin Linkage Limited, a Cayman Islands company had four stockholders, namely AihuaTian, Caijing Zhao, Yue Zhang and Di Xiao, each holding equal shares of Kirin Linkage Limited. Accordingly, each shareholder of Kirin Linkage Limited had sole investment and voting power over shares owned by Kirin Linkage Limited in the proportion to their respective shareholdings in Kirin Linkage Limited. On or about August 12, 2015, Kirin Linkage Limited transferred its shareholdings in the Company to five (5) individuals who were its shareholders. Di Xiao, one of the recipients of these shares, received 92, 390 post Reverse Stock Split shares. None of the other transferees hold more than five per cent (5%) of the Company’s issued and outstanding shares. Similarly, on or about August 12, 2015, Loyal Heaven Limited transferred all its shares in the Company to eight (8) individuals who were its shareholders, of whom only Yan Sun holds more than five per cent (5%) of the Company’s issued and outstanding shares of Common Stock. Each of the aforementioned stockholders has sole investment and voting power over their respective shares of Common Stock in the Company.

(4)	Both Joseph Levinson and William Kwok Keung Tsui were appointed directors of the Company on December 1, 2015. Pursuant to their offer letters, the new directors will, apart from their cash compensation, be entitled to receive 5,000 restricted shares of common stock of the Company every year, which shares will vest in four equal quarterly installments. As of December 23, 2015, none of these shares have been issued or vested.

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

Director Independence

Except as reported above, our sole officer and director, Mr. Di Xiao does not hold any directorships in other reporting companies and does not qualify as an “independent director” under the NASDAQ Listing Rule 5605(a)(2). Mr. Joseph Levinson, and Mr. William Kwok Keung Tsui however qualify as independent directors under the NASDAQ Listing Rule 5605(a)(2).

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

On April 26, 2016, Marcum LLP (“Marcum”) was appointed as the new independent registered public accounting firm for Takung Art Co., Ltd (the “Company”). The decision to appoint Marcum was approved by the Audit Committee of the Company’s Board of Directors. Prior to engaging Marcum on April 26, 2016, the Company has not consulted Marcum regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did the Company consult with Marcum regarding any disagreements with the Company’s prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Simultaneously with the appointment of Marcum, on April 26, 2016, AWC (CPA) Limited (“AWC”) was terminated as the independent registered public accounting firm for the Company. The decision to change audit firms from AWC to Marcum was approved by the Audit Committee of the Company’s Board of Directors.

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

We incurred approximately $200,000 for professional services rendered by our registered independent public accounting firm of Marcum Bernstein & Pinchuk LLP for the re-audit of the Company for the years ended 2014 and 2015.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment (3)
3.7	Certificate of Amendment (5)
3.8	Certificate of Incorporation of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
3.9	Articles of Association of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
4.1	Takung Art Co., Ltd 2015 Incentive Stock Plan (6)
10.1	Share Exchange Agreement dated September 23, 2014, by and among Cardigant Medical Inc., HongKong Takung Assets and Equity Artworks Exchange Co., Ltd., and the shareholders of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
10.2	Tenancy Agreement with Hongville Limited (4)
10.3	Co-Owner Agreement (4)
10.4	Provisional Rules Governing the Trading in Artwork Units (4)
10.5	Provisional Rules Governing the Offering and Listing of Artwork Units(4)
10.6	Market Entry Agreement of Traders (4)
10.7	Provisional Administrative Measures Governing the Registration and Clearing of Artwork Units(4)
10.8	Order Form with China Telecom Global Limited(4)
10.9	Employment Letter, dated June 1, 2014, by and between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Di Xiao(4)
10.10	Cooperation Agreement for Bank-Dealer Payment Services, dated August 20, 2013, by and between Wing Lung Bank Ltd. and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.11	Agreement of Funds Transfer Services, dated June 25, 2014, by and between China Merchants Bank Co., Ltd., Hong Kong Branch and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.12	Internet and SMS Marketing Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.13	Print Media Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.14	Trader Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.15	Software Development Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.16	Subscription Agreement (8)
10.17	Consulting Agreement between the Company and Regeneration Capital Group, LLC dated November 20, 2015 (9)
10.18	Software Development Agreement dated August 1, 2015, between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Shenzhen Qianrong Cultural Investment Development Co., Ltd.(10)
16.1	Letter from Farber Hass Hurley LLP (4)

21.1	List of Subsidiaries *
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

(4)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(5)	Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on August 12, 2015.

(6)	Incorporated herein by reference to Exhibit 4.1 to our registration statement on Form S-8 filed with the SEC on August 27, 2015.

(7)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 31, 2015.

(8)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 17, 2015.

(9)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 23, 2015.

(10)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on November 25, 2015.

*	Filed herewith

**	Furnish herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKUNG ART CO., LTD

November 7, 2016	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Di Xiao	Chief Executive Officer	November 7, 2016
Di Xiao	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Leslie Chow	Chief Financial Officer	November 7, 2016
Leslie Chow	(Principal Financial and Accounting Officer)

/s/Joseph Levinson	Director	November 7, 2016
Joseph Levinson

/s/ William Kwok Keung Tsui	Director	November 7, 2016
William Kwok Keung Tsui

/s/ John Levy	Director	November 7, 2016
John Levy

/s/ Zishen Li	Director	November 7, 2016
Zishen Li

