Form 10-Q
period 2016-09-30
Takung Art Co., Ltd.
filed 2016-11-10
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of common stock issued and outstanding as of November 9, 2016 is 11,119,276.

FORM 10-Q

TAKUNG ART CO, LTD

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,831,035	$10,769,456
Restricted cash	25,448,772	16,195,289
Short-term investments, available-for-sale	299,918	-
Deposits	7,776	70,194
Accounts receivables, net	2,080,139	184,537
Prepayment and other current assets	892,136	1,172,405
Loan receivables	3,513,534	-
Amount due from director	-	502
Total current assets	49,073,310	28,392,383

NON-CURRENT ASSETS
Property and equipment, net	$1,808,738	$1,213,255
Intangible assets, net	20,540	22,194
Deferred tax assets	191,374	-
Other non-current assets	359,256	121,381
Total non-current assets	2,379,908	1,356,830
TOTAL ASSETS	$51,453,218	$29,749,213

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses and other payables	$528,220	$667,622
Customer deposits	25,448,772	16,195,289
Advance from customers	287,698	-
Short-term borrowings from third parties	3,519,580	-
Amount due to related party	2,340,895	-
Tax payables	2,467,139	1,564,370
Total current liabilities	34,592,304	18,427,281

NON-CURRENT LIABILITIES
Deferred tax liabilities	$54,361	$45,037
Total non-current liabilities	54,361	45,037

TOTAL LIABILITIES	34,646,665	18,472,318

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 11,119,276 shares issued and outstanding as of September 30, 2016 and December 31, 2015	11,119	11,119
Additional paid-in capital	5,311,920	4,465,217
Retained earnings	11,466,610	6,801,977
Accumulated other comprehensive income (loss)	16,904	(1,418)
Total stockholders' equity	16,806,553	11,276,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,453,218	$29,749,213

The accompanying notes are an integral part of these consolidated statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Stated in US Dollars except Number of Shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee revenue	$2,968,534	$439,811	$8,166,072	$1,549,587
Commission revenue	1,669,698	2,239,526	3,739,958	3,267,516
Gross management fee revenue	781,219	26,889	1,341,294	98,674
Authorized agent subscription revenue	322,318	-	966,059	-
Annual fee revenue	440	162	869	1,591
Total revenue	5,742,209	2,706,388	14,214,252	4,917,368

Cost of revenue	(285,252)	(214,530)	(822,735)	(592,342)

Gross profit	5,456,957	2,491,858	13,391,517	4,325,026

Operating expenses:
General and administrative expenses	(1,744,965)	(882,982)	(5,076,689)	(1,950,662)
Selling expenses	(652,207)	(116,090)	(1,993,782)	(173,888)

Income from operations	3,059,785	1,492,786	6,321,046	2,200,476

Other income and expenses:
Other income (loss)	163,738	(659)	314,268	(205)
Loan interest expense	(62,670)	-	(62,670)	-
Exchange loss	(112,384)	(4,542)	(530,934)	(4,513)
Total other income (loss)	(11,316)	(5,201)	(279,336)	(4,718)

Income before provision for income taxes	3,048,469	1,487,585	6,041,710	2,195,758

Provision for income taxes	(596,732)	(343,512)	(1,377,078)	(480,414)

Net income	$2,451,737	$1,144,073	$4,664,632	$1,715,344

Foreign currency translation adjustment	10,172	(22,523)	18,322	(21,903)

Comprehensive income	$2,461,909	$1,121,550	$4,682,954	$1,693,441

Earnings per common share– basic	$0.23	$0.12	$0.44	$0.18
Earnings per common share– diluted	0.22	0.12	0.41	0.18
Weighted average number of common shares outstanding-basic	10,632,276	9,612,496	10,632,276	9,426,026
Weighted average number of common shares outstanding-diluted	11,365,597	9,612,496	11,277,845	9,426,026

The accompanying notes are an integral part of these consolidated statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(STATED IN U.S. DOLLARS)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:

Net income	$4,664,632	$1,715,344
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	373,308	240,921
Changes in exchange rate	672,021	-
Stock-based compensation	846,703	186,000
Changes in operating assets and liabilities:
Deposits	62,418	(117,678)
Prepayment and other current assets	280,269	(348,566)
Other non-current assets	(237,875)	-
Account receivables	(1,895,602)	-
Due from director	502	(3,231)
Customer deposits	9,253,483	7,949,252
Deferred tax assets	(191,374)	-
Deferred tax liabilities	9,324	(15,303)
Restricted cash	(9,253,483)	(7,949,252)
Tax payables	902,769	495,775
Advance from customers	287,698	-
Accrued expenses and other payables	(670,336)	(1,341,632)
Net cash provided by operating activities	5,104,457	811,630

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(976,460)	(507,032)
Purchase of available-for-sale investments	(299,918)	-
Purchase of held-to-maturity investments	(14,995,876)	-
Maturity and redemption of held-to-maturity investments	14,995,876	-
Net cash used in investing activities	(1,276,378)	(507,032)

Cash flows from financing activities:
Proceeds from subscription receivables	-	1,928,191
Proceeds from short-term borrowings	3,519,580	-
Proceeds from related party loans	2,340,895	-
Loan to third parties	(3,513,534)	-
Net cash provided by financing activities	2,346,941	1,928,191

Effect of exchange rate change on cash and cash equivalents	(113,441)	3,053

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,061,579	2,235,842

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,769,456	2,355,839

CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,831,035	$4,591,681

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the period for income taxes	$562,994	$-
Cash paid during the period for interest expense	$-	$-

The accompanying notes are an integral part of these consolidated statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS

(Stated in US Dollars except Number of Shares)

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Takung Art Co., Ltd.(the “Company” or “Takung”), a Delaware corporation (formerly Cardigant Medical Inc.) through Hong Kong Takung Assets and Equity of Artworks Exchange Co., Ltd. (“Hong Kong Takung”), a Hong Kong company and our wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

Hong Kong Takung Assets & Equity of Artworks Exchange Co., Ltd. was incorporated in Hong Kong on September 17, 2012 and operates an electronic online platform for offering and trading artwork. For the period from September 17, 2012 (inception) to December 31, 2012, there were no operations except the issuance of shares for subscription receivable. We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees. We conduct our business primarily in Hong Kong, People’s Republic of China.

Takung (Shanghai) Co., Ltd (“Shanghai Takung”) is a limited liability company, with a registered capital of $1 million, located in the Shanghai Pilot Free Trade Zone. Shanghai Takung was incorporated on July 28, 2015. It is engaged in providing services to its parent company Hong Kong Takung Assets and Equity of Artworks Exchange Co. Ltd. by receiving deposits from and making payments to online artwork traders of Takung for and on behalf of Takung. It also provides provides research and development services to Takung.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2016, 2015 and for the three and nine months ended September 30, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015, previously filed with the SEC.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2016, its consolidated results of operations and cash flows for the nine-month periods ended September 30, 2016 and 2015, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2016 and December 31, 2015, respectively.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rates on the balance sheet dates, which are 7.7555 and 7.7507 as of September 30, 2016 and December 31, 2015 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which are 7.7635 and 7.7530 for the period ended September 30, 2016 and 2015 respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet dates, which are 6.6685 and 6.4778 as of September 30, 2016 and December 31, 2015; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the years, which are 6.5785 and 6.2477 for the period ended September 30, 2016 and 2015.

The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholders’ equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of September 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents amounted to $16,831,035 and $10,769,456, respectively. All of the Company’s cash deposits are held in the financial institutions located in Hong Kong and China where there are currently regulations mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the ownership units, the seller can send instructions to the bank, requesting the amount to be transferred to their personal accounts. After deducting the commission and the management fee as per Takung’s instruction, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account except the Company statements of intention with regard to particular deposits. The whole process was monitored and approved by a third party accounting firm. Restricted cash amounted to $25,448,772 which includes $10,497,113 deposits with a 7-day maturity date with principal guaranteed by Bank of China, and $16,195,289 as of September 30, 2016 and December 31, 2015, respectively.

Short-term investments

Short term investments consist of held-to-maturity investments and available-for-sale investments.

The Company’s held-to-maturity investments consist of financial products purchased from banks, which are not allowed for the early withdrawal. The Company’s short term held-to-maturity investments are classified as short-term investments on the consolidated balance sheets based on their contractual maturity dates which are less than one year and are stated at their amortized costs.

Investments classified as available-for-sale investments are carried at their fair values and the unrealized gains or losses from the changes in fair values are reported net of tax in accumulated other comprehensive income until realized.

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

Loan receivables

Loan to third party is presented under current asset of the balance sheets based on the nature and loan period of time.

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

No impairments were recorded during the periods ended September 30, 2016 and December 31, 2015, respectively.

Intangible Assets

Intangible assets represent the licensing cost for our trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of September 30, 2016 and December 31, 2015.

Customer deposits

Customer deposits represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading takes place. Customer deposits were $25,448,772 and $16,195,289 as of September 30, 2016 and December 31, 2015, respectively.

Advance from customers

Advance from customers represent trading commissions one month in advance charge to the VIP traders. Starting from April 1, 2016, the Company charges a monthly commission to VIP traders, instead of charging per transaction.

Short-term borrowings from third parties

The Company made two short-term borrowings from third parties, both with 8% annual interest rate and due on December 31, 2016.

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

Listing fee – The Company collects a listing fee once the ownership shares of the artwork are listed and successfully traded on the Company’s system, based on the agreed percentage of the total offering price. The listing fee revenue is collected from either the money raised from the issuance of such shares, or separately at a pre-determined amount. When the ownership shares of the artwork is listed and starts trading on the Company’s system, the Original Owner and/or the Offering Agent shall pay the Company a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. The Company generally charges approximately 22.5-48.5% of the total offering price for calligraphies, paintings and jewelry, which are the major types of artwork listed and traded on the Company’s system as of September 30, 2016. Listing fee revenue was $2,968,534 and $439,811 for the three months ended September 30, 2016 and 2015, respectively, and $8,166,072 and $1,549,587 for the nine months ended September 30, 2016 and 2015, respectively.

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

Commission rebate programs are offered to the traders and service agents. As part of the referral incentive program, the Company would rebate 15% of the commission earned from the transactions of new traders referred by the existing traders. In addition, the Company rebates 40% to 60% to the service agents when they bring in the agreed number of traders to the trading platform. Such commission rebate is recognized as reduction of the commission revenue. Commission rebated program is also offered to VIP traders , when their trading volumes of certain artworks reach an agreed level each month, a contractually determined flat rate of trading commission was applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP traders over the flat rate would be waived and deducted from the commission revenue. Starting from April 1, 2016, the Company charges a fixed monthly commission based on class of certain artwork to VIP traders, instead of charging per transaction.

Commission revenue (net of applicable rebates and discounts) was $1,669,698 and $2,239,526 for the three months ended September 30, 2016 and 2015, respectively, and $3,739,958 and $3,267,516 for the nine months ended September 30, 2016 and 2015, respectively.

Management fee – The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction is completed. Management fee revenue was $781,219 and $26,889 for the three months ended September 30, 2016 and 2015, respectively, and $1,341,294 and $98,674 for the nine months ended September 30, 2016 and 2015, respectively.

Annual fee income – The Company charges an annual fee for providing traders with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period. Annual fee income was $440 and $162 for the three months ended September 30, 2016 and 2015, respectively, and $869 and $1,591 for the nine months ended September 30, 2016 and

Authorized agent subscription revenue – The Company charges an authorized agent subscription fee which is an annual service fee paid by authorized agents to grant them the right to bring their network of artwork owners to list their artwork on our trading platform. This revenue is recognized ratably over the annual agreement period.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the delivery the Company’s service. These include expenses related to the operation of data centers, such as facility and lease of the server equipment, development and maintenance of the Company’s platform system, as well as the cost of insurance, storage and transportation of the artworks. Cost of revenue was $285,252 and $214,530 for the three months ended September 30, 2016 and 2015, respectively, and $822,735 and $592,342 for the nine months ended September 30, 2016 and 2015, respectively.

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

There are uncertain tax positions regarding whether the income of Hong Kong Takung should be deemed as the taxable income of Shanghai Takung under the law of the People's Republic of China on Enterprise Income Tax ("EIT") as of September 30, 2016 and December 31, 2015. Such income will be subject to EIT with 25% tax rate once it is deemed as the taxable income of Shanghai Takung and Tianjin Takung; otherwise it is subject to Hong Kong's Profits Tax with 16.5% tax rate.

The Company currently recognizes such income as taxable income under Hong Kong's Profits Tax rather than taxable income under EIT, and the Company holds that it is more-likely-than-not that this tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position.

The Company did not have any interest and penalties related to uncertain tax positions in our provision for income taxes line of the Company’s consolidated statements of operations for the period ended September 30, 2016 and 2015. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of September 30, 2016 and December 31, 2015, respectively, there were options, which would have a dilutive effect on earnings per share.

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

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the three-month period ended September 30, 2016 and 2015, and also during the nine-month period ended September 30, 2016 and 2015.

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

Disclosure of Going Concern Uncertainties

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

Statement of Cash Flows

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

Except for the ASU above, in the period from January 1, 2016 to November 6, 2016, the FASB has issued ASU No. 2016-01 through ASU 2016-17, which are not expected to have a material impact on the consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Prepayment	$804,161	$1,172,405
Prepaid expense and other receivables	87,975	-
Prepayment and other current assets	$892,136	$1,172,405

Prepayment mainly consists of the prepaid service fee for the development and maintenance of online trading system, as well as the advertising and promotional services.

4. LOAN RECEIVABLES

In order to meet the Company’s working capital needs in US Dollars, the Company entered into the following transactions:

•	On July 15, 2016, Shanghai Takung entered into an interest-free loan toan individual, Xiaohui Wang (“Ms. Wang”), a national of the People’s Republic of China, of RMB10.08 million (equivalent to US$1.5 million) with a maturity of December 31, 2016. On August 24, 2016, an additional loan to Ms. Wang of RMB13.35 million (equivalent to US$2 million) was made with the same maturity date and on the same terms. Both loans are guaranteed by Chongqing Wintus (New Star) Enterprises Group (“Chongqing”) and Ms. Wang is a shareholder and the legal representative of Chongqing. Both Chongqing and Ms, Wang are the non-related parties to the Company.

•	Also, on July 15, 2016, Hong Kong Takung entered into a loan agreement with Merit Crown Limited,a Hong Kong company (“Merit Crown) , to borrow US$1.5 million with interest accruing at a rate of 8% per annum pro-rated through the maturity date of December 31, 2016. On August 24, 2016, Hong Kong Takung borrowed another US$2 million from Merit Crown on similar terms. Merit Crown is a non-related party to the Company.

The US$1.5 million and US$2 million are collectively the US Dollar Loan (the “US Dollar Loans”). The RMB10.08 million and RMB13.35 million are collectively the RMB Loan (the “RMB Loans”).

Through an understanding between Ms. Wang and Merit Crown, the US Dollar Loans are “secured” by the RMB Loans. Further details on the RMB Loans are disclosed in Note 10. It is the understanding between the parties that when the US Dollar Loans are repaid, the RMB Loans will similarly be repaid.

As of September 30, 2016 and December 31, 2015, the Company has $3,513,534 and nil of loan receivable from Xiaohui Wang.

5. SHORT TERM INVESTMENTS

Short term investments consist of held-to-maturity investments and available-for-sale investments.

Held-to-maturity investments

Held-to-maturity investments consist of various financial products purchased from Bank of China, which are classified as held-to-maturity investments as the Company has the positive intent and ability to hold the investments to maturity. The maturities of these financial products range from thirty to seventy days, with contractual maturity dates from July 14, 2016, to September 26, 2016 and estimated annual interest rates ranging from 1.90% to 3.45%. They are classified as short term investments on the consolidated balance sheets as its contractual maturity dates are less than one year. The repayments of principal of the financial products are not guaranteed by the Bank of China from which the financial products were purchased. Historically, the Company has received the principal and the interest in full upon maturity of these investments. As of September 30, 2016, there were no outstanding held-to-maturity investments.

While these financial products are not publicly traded, the Company estimated that their fair value approximate their amortized costs considering their short term maturities and high credit quality. No OTTI loss was recognized for the periods ended September 30, 2016 and 2015.

Available-for-sale investments

Investments other than held-to-maturity are classified as available-for-sale investments, which consist of various adjustable-income financial products purchased from Bank of China. All the available for sale investments did not have maturity date. They are classified as short-term investments on the consolidated balance sheets as management intend to hold them for a period less than one year.

Available-for-sale securities are carried at their fair values and the unrealized gains or losses from the changes in fair values are included in accumulated other comprehensive income. The aging of all the available-for-sale investments were less than 12 months as of September 30, 2016. No OTTI loss was recognized for the periods ended September 30, 2016 and 2015.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)

Furniture, fixtures and equipment	$64,591	$61,787
Leasehold improvements	153,576	140,955
Computer trading and clearing system	2,581,113	1,628,542
Sub-total	2,799,280	1,831,284
Less: accumulated depreciation	(990,542)	(618,029)
Property and equipment, net	$1,808,738	$1,213,255

Depreciation expense was $133,608 and $83,981 for the three months ended September 30, 2016 and 2015, respectively, and $373,308 and $240,921 for the nine months ended September 30, 2016 and 2015, respectively.

7. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible asset was $20,540 and $22,194 as of September 30, 2016 and December 31, 2015, respectively.

8. OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2016 and December 31, 2015 consisted of:

	September 30, 2016	December 31, 2015
	(Unaudited)
Deposit – non-current	$293,649	$121,381
Prepayment – non-current	65,607	-
Total other non-current assets	$359,256	$121,381

9. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of September 30, 2016 and December 31, 2015 consisted of:

	September 30, 2016	December 31, 2015
	(Unaudited)
Accruals for consulting fees	$291,322	$259,244
Accruals for payroll	58,269	46,167
Accruals for professional fees	37,219	75,116
Accruals for rental	-	15,855
Other payables	76,796	19,261
Trading and clearing system	64,614	76,763
Temporary customer deposits	-	175,216
Total accrued expenses and other payables	$528,220	$667,622

10. SHORT-TERM BORROWINGS FROM THIRD PARTIES

On July 15, 2016, Hong Kong Takung entered into a loan agreement with Merit Crown Limited, a Hong Kong company, to borrow US$1.5 million to meet its working capital needs. Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through December 31, 2016. Merit Crown is a non-related party to the Company.

On August 24, 2016, an additional US$2 million was borrowed by Hong Kong Takung from Merit Crown to meet its working capital needs. Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through December 31, 2016.

The US Dollar Loans are to provide Hong Kong Takung with sufficient US Dollar-denominated currency to meet its working capital requirements. It is “secured” by the aforementioned RMB Loans (See Note 4) of equivalent amount by its subsidiary to an individual and guarantor affiliated with the lender of the US Dollar Loans. It is the understanding between the parties that when the US Dollar Loans are repaid, the RMB Loans will similarly be repaid.

As of September 30, 2016 and December 31, 2015, the Company has $3,519,580 of and nil short-term borrowings from Merit Crown Limited, respectively.

The weighted average interest rate of short-term borrowings outstanding was 8% and nil per annum as of September 30, 2016 and December 31, 2015. The fair values of the short-term borrowings approximate their carrying amounts. The weighted average short-term borrowings was $742,251 and nil for the nine months ended September 30, 2016 and 2015 respectively, $2,226,753 and nil for the three months ended September 30, 2016 and 2015.

11. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of director and related parties to which the Group has transactions with:

(a) Di Xiao, the director of the Company;

(b) Jianping Mao (“Mao”), the wife of the Vice General Manager of Hong Kong Takung.

Amount due from director

Amount due from director consisted of the following for the periods indicated:

	September 30, 2016	December 31, 2015
	(Unaudited)
Di Xiao (a)	$-	$520
Total	-	520

Amount due to related party

Amount due to related party consisted of the following as of the periods indicated:

	September 30, 2016	December 31, 2015
	(Unaudited)
Jianpian Mao (b)	$2,340,895	$-
Total	2,340,895	-

Related party transactions

Unsecured borrowings from related parties consisted of the following for the periods indicated:

	Three months end September 30, 2016	Three months ended September 30, 2015	Nine months end September 30, 2016	Nine months ended September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Jianpian Mao (b)	$2,320,934	$-	$2,320,934	$-
Total	2,320,934	-	2,320,934	-

Interest expenses from related parties consisted of the following for the periods indicated:

	Three months end September 30, 2016	Three months ended September 30, 2015	Nine months end September 30, 2016	Nine months ended September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Jianpian Mao (b)	$19,941	$-	$19,941	$-
Total	19,941	-	19,941	-

On August 25, 2016, Hong Kong Takung entered into a loan agreement with Mao for the loan of HK$18,000,000 (US$2,320,934) to Hong Kong Takung. Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through December 31, 2016. The loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements.

12. INCOME TAXES

United States of America

As of September 30, 2016 and December 31, 2015, the Company in the United States had $2,676,324 and $900,301 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years.

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

The income tax expenses were $596,732 and $343,512 for the three months ended September 30, 2016 and 2015, respectively, and $1,377,078 and $480,414 for the nine months ended September 30, 2016 and 2015, respectively.

The income tax provision consists of the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$684,801	$349,513	$1,561,728	$495,730
Deferred	(88,069)	(6,001)	(184,650)	(15,316)

TOTAL PROVISION FOR INCOME TAXES	$596,732	$343,512	$1,377,078	$480,414

A reconciliation between the Company’s effective tax rate and the expected statutory rate is as follow:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income before income tax expense	$3,048,470	$1,487,585	$6,041,711	$2,195,758

Provision for taxes at respective statutory tax rate	478,492	190,106	740,488	299,344
Tax effect of non-deductible expenses	11,117	38,260	32,742	51,138
Changes in valuation allowance	107,123	115,146	603,848	129,932

TOTAL PROVISION FOR INCOME TAXES	$596,732	$343,512	$1,377,078	$480,414

The Company's effective tax rate was 19.6% and 23.1% for the three months ended September 30, 2016 and 2015, respectively, and 22.8% and 21.9% for the nine months ended September 30, 2016 and 2015, respectively.

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)
Deferred tax assets:
Net operating losses	$975,244	$306,102
Excess advertising expense	126,080	-
Total deferred tax assets	1,101,324	306,102
Valuation allowance	(909,950)	(306,102)
Deferred tax asset, net of valuation allowance	191,374	-

Deferred tax liabilities
Property, plant and equipment, principally due to differences in depreciation	54,361	45,037
Deferred tax liability	$54,361	$45,037

13. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company purchased property and equipment which the payment was due within one year. As of September 30, 2016 and December 31, 2015, the Company has capital commitments of $31,280 and $60,571, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory, as well as hardware trading platform as of September 30, 2016 are payable as follows:

Remaining 2016	$139,507

Year ending December 31, 2017	856,829

Year ending December 31, 2018	500,849

Year ending December 31, 2019	85,403

Year ending December 31, 2020	14,996

Year ending December 31, 2021	14,996

Year ending December 31, 2022 and thereafter	52,486

Total	$1,665,066

Rental expense of the Company was $199,514 and $181,214 for the three months ended September 30, 2016 and 2015, respectively, and $428,440 and $308,400 for the nine months ended September 30, 2016 and 2015, respectively.

14. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$2,451,737	1,144,073	$4,664,632	1,715,344

Denominator:
Weighted-average shares outstanding
Weighted-average shares outstanding - Basic	10,632,276	9,612,496	10,632,276	9,426,026
Stock options	733,321	-	645,569	-
Weighted-average shares outstanding - Diluted	11,365,597	9,612,496	11,277,845	9,426,026

Earnings per share
-Basic	0.23	0.12	0.44	0.18
-Diluted	0.22	0.12	0.41	0.18

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

487,000 restricted shares of Common Stock (the “Compensation Shares”) related to the Consulting Agreement with Regeneration Capital Group, LLC (“Regeneration”) entered on November 20, 2015. These shares were placed in an escrow account and were subject to Regeneration’s performance condition. There was a dilutive effect of 487,000  shares for the three and nine months ended September 30, 2016. (See Note 15)

During the nine months ended September 30, 2016, the Company granted an aggregate of 431,525 stock options under the 2015 Incentive Stock Plan (the “2015 Plan”). In addition, on December 1, 2015 and March 1, 2016, 12,143 and 7,463 of restricted stock-based awards were granted. There was a dilutive effect of 246,321 and 158,569 shares for the three and nine months ended September 30, 2016. (See Note 15)

15. STOCKHOLDERS’ EQUITY

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

On November 20, 2015, we entered into a Consulting Agreement with Regeneration for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Regeneration the Compensation Shares which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before December 31, 2016, the Compensation Shares shall be returned to the Company for cancellation. Regeneration shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares. The Compensation Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. The stock-based compensation related to this consulting agreement was $76,613 and $571,266 during the three and nine months ended September 30, 2016. Pursuant to ASC 505-50-30, this transaction was measured based on the fair value of the equity instruments issued as the Company determined that the fair value of the equity instruments issued in a share-based payment transaction with nonemployees was more reliably measurable than the fair value of the consideration received. The Company would measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions on the date at which the Regeneration’s performance is complete. The Company recognized (as appropriate relative to the periods and manner that Company would recognize cash payments under the same arrangement) the cost of the appropriate number of the 487,000 shares at the current fair value as of November 20, 2015, and subsequently each financial reporting date until Regeneration has completed its performance.

Stock-based Compensation Plans

During the nine months ended September 30, 2016, the Company granted an aggregate of 431,525 stock options under the 2015 Plan. 268,600 were granted effective on February 2, 2016, 50,000 were granted effective on February 29, 2016 and 112,925 of the options were granted effective on March 30, 2016. In addition, on December 1, 2015 and March 1, 2016, 12,143 and 7,463 of restricted stock-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The February 2, 2016 grant included a grant of 50,000 shares to a non-employee who became an employee on March 2, 2016.

The exercise price of stock options was ranged from $2.91 to $3.65 and the requisite service period was ranged from two to five years. 46,172 stock options have been vested during nine months ended September 30, 2016, and no stock options were exercised or cancelled during the nine months ended September 30, 2015.

The following table sets forth changes in compensation-related restricted stock awards during nine months ended September 30, 2016, and 12,838 shares are exercisable as of September 30, 2016.

	Number of	Weighted Average Grant Date	Weighted Average Remaining Contractual
	Shares	Fair Value	Term
Unvested at December 31, 2015	11,131	$3.50	3.91 years
Granted	7,463	3.35
Forfeited	-	-
Vested	(12,838)	3.50
Unvested at September 30, 2016	5,756	$3.31	3.25 years

The stock-based compensation recognized is $186,928 and $186,000 during the three months ended September 30, 2016 and 2015, respectively, while it is $846,703 and $186,000 during the nine months ended September 30, 2016 and 2015, respectively.

16. SUBSEQUENT EVENT

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

Also on October 20, 2014, we acquired the business of Hong Kong Takung Assets and Equity of Artworks Exchange Co., Ltd (“Hong Kong Takung”) through the acquisition of all the share capital of Hong Kong Takung under a Share Exchange Agreement dated September 23, 2014 in exchange for 8,339,040 newly-issued restricted shares of our common stock to the shareholders of Hong Kong Takung.

Hong Kong Takung is a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region, China. Although Hong Kong Takung was incorporated in late 2012, it did not commence business operations until late 2013.

As a result of the transfer of the excluded assets pursuant to the Contribution Agreement and the acquisition of all the issued and outstanding shares of Hong Kong Takung, we are no longer conducting the Business and have now assumed Hong Kong Takung’s business operations as it is now our only operating wholly-owned subsidiary.

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

Since July 28, 2016, we have expanded access to our trading platform to residents of Russia, Mongolia, Australia and New Zealand – our first major expansion of operations outside of China. To further stimulate trading interest, we have added selected portfolios from these countries to our platform, which now numbers 157 artworks including three Russian painting portfolios and fourteen Mongolian paintings.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three and nine month period ended September 30, 2016 and 2015 and related notes thereto.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2015.

Revenue

The following tables set forth our consolidated statements of income data:

	Three Months Ended September 30,
	2016	2015

Revenue	$5,742,209	$2,706,388
Cost of revenue	(285,252)	(214,530)
Selling expense	(652,207)	(116,090)
General and administrative expense	(1,744,965)	(882,982)
Total costs and expenses	(2,682,424)	(1,213,602)
Income from operations	3,059,785	1,492,786
Interest and other income, net	(11,316)	(5,201)
Income before provision for income taxes	3,048,469	1,487,585
Provision for income taxes	(596,732)	(343,512)
Net income	$2,451,737	$1,144,073

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	Three Months Ended September 30,
	2016	2015

Revenue	100%	100%
Cost of revenue	(5)%	(8)%
Selling expense	(11)%	(4)%
General and administrative expense	(30)%	(33)%
Total costs and expenses	(46)%	(45)%
Income from operations	54%	55%
Interest and other income, net	-	-
Income before provision for income taxes	54%	55%
Provision for income taxes	(10)%	(13)%
Net income	44%	42%

Listing fee revenue was $2,968,534 and $439,811; commission revenue was $1,669,698 and $2,239,526; gross management fee revenue was $781,219 and $26,889; annual fee revenue was $440 and $162; authorized agent subscription revenue was $322,318 and nil for the three months ended September 30, 2016 and 2015, respectively. Since the fourth quarter of 2015, the Company has received one more revenue stream in the form of authorized agent subscriptions, with the contribution of $322,318 for the three months ended September 30, 2016.

During the three months ended September 30, 2016, there were seven pieces of painting, seven pieces of amber, fourteen pieces of precious stone, and five pieces of jewelry successfully listed on our system. The total listing values were $1,803,310 (HK$14,000,000) for the paintings, $2,975,462 (HK$23,100,000) for the amber, $1,043,344 (HK$8,100,000) for the precious stones, $747,086 (HK$5,800,000) for the jewelry, of which 47.75%-48% (for the seven pieces of painting), 46% (for the seven pieces of amber), 32%-48.5% (for the fourteen pieces of precious stones), 29%-48% (for the five pieces of jewelry) of the listed values were charged as listing fees, respectively.

Compared to the corresponding period ended September 30, 2015, there were seven pieces of precious stones and three pieces of amber listed on our system. The total listing values were $180,620 (HK$1,400,000) for all the precious stones and $812,792 (HK$6,300,000) for the ambers, of which 32% and 47% were charged as listing fee revenue, respectively.

The increase in number of pieces listed, listing values and corresponding listing fees charged during the three months ended September 30, 2016 compared to three months ended September 30, 2015 resulted in an increase in listing fee revenue in the current period.

During the three months period ended September 30, 2016, commission revenue decreased due to the increase of percentage of commission rebate to traders.

Our trading volume and transaction amounts increased significantly during three months ended September 30, 2016. Trading amount and trading volume increased by 266% and 476% respectively during the three months ended September 30, 2016 compared to the corresponding period in 2015. Shanghai Takung contributed 57% of the total trading volume, and 32% of the total trading amount and the significant decrease of our commission revenue by $569,828 was caused by the change of percentage of commission rebate.

During the three-month period ended September 30, 2016, management fee revenue increased by $754,330, from $26,889, for the three months ended September 30, 2015 to $781,219 for the three months ended September 30, 2016, due to the aforementioned increase in trading amount and volume.

During the three-month period ended September 30, 2016, annual fee revenue increased insignificantly from $162 for the three months ended September 30, 2015 to $440, as the premium service was not as popular as the Company expected. However, no decision is being made as to whether the service will be terminated in the near future.

During the three-month period ended September 30, 2016, authorized agent subscription was $322,318 for the three months ended September 30, 2016. We did not start earning this form of revenue until October 2015 .

Cost of Revenue

Cost of revenue for the three months ended September 30, 2016 and 2015 were $285,252 and $214,530, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform, storage and insurance fee for artwork and others

In the third quarter of 2014, we entered into an agreement with Shenzhen Qianrong Culture Investment Development Co., Ltd. (“Qianrong”) to provide software development services with a total contract amount of $901,522 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of September 30, 2016, nine out of the ten modules have been completed and are operational, while as of September 30, 2015, only six out of ten modules were completed and operational. We started to capitalize (with a total cost of $837,470 (HK$6,495,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2016.

Gross Profit

Gross profit was $5,456,957 for the three months ended September 30, 2016, compared to $2,491,858 for the three months ended September 30, 2015. The increase was due to the higher transaction volume with more artworks trading on our platform.

Listing fees contributed 51.7% of the total revenue for the three months ended September 30, 2016 compared to 16.3% in the corresponding period in 2015, while commission revenue contributed 29.1% for the three months ended 2016 compared to 82.7% in the corresponding period in 2015. The increase in listing fee in the current period during the same period was due to more artworks listed, and more trading volume and amount. Gross profit margins were 95% and 92% for the three months ended September 30, 2016 and 2015 respectively.

Operating Expenses

Selling expense was $652,207, or 11 % of net sales, for the three months ended September 30, 2016 compared to $116,090, or 4% of net sales, for the comparable period in 2015, an increase of 462%. Selling expense consists primarily of marketing expenses.

General and administrative expenses for the three months ended September 30, 2016 were $1,744,965 compared to $882,982 for the three months ended September 30, 2015. Despite the decrease in consultancy fee by $39,883, the substantial increase was primarily due to an increase in legal and professional fees by $6,689 because of more filing and compliance activities; an increase in salaries by $596,039 because of an increase in employee headcount; an increase in office and rental expenses by $158,788 because of the new rented office space for Hong Kong Takung in Hong Kong, Shanghai and Tianjin; an increase in travelling expenses by $67,325 because of more travelling needed to set up Shanghai Takung and Tianjin Takung, and an increase in stock-based compensation amounting to $928 because of expenses being paid to employees and non-employees, and an increase in other expenses by $72,097.

The following table sets forth the main components of the Company’s operating expenses for the three months ended September 30, 2016 and 2015.

	Three months ended September 30, 2016		Three months ended September 30, 2015
	Amount($)	% of Total	Amount($)	% of Total
General and administrative expense:
Consultancy fee	92,809	5%	132,692	15%
Legal and professional fees	247,278	14%	240,589	27%
Salary and welfare	750,267	43%	154,228	17%
Office expenses and rental	288,766	17%	129,978	15%
Traveling and accommodation fees	71,560	4%	4,235	1%
Others	107,357	6%	35,260	4%
Stock based compensation	186,928	11%	186,000	21%
Total general and administrative expense	$1,744,965	100%	$882,982	100%

Selling expense:
Marketing expenses	652,207	100%	116,090	100%
Total selling expense	$652,207	100%	$116,090	100%

Total operating expense	$2,397,172	100%	$999,072	100%

Net Income

We had a net income for the three months ended September 30, 2016 of $2,451,737 compared to net income of $1,144,073 for the three months ended September 30, 2015.

The increase in net income during this current period was primarily due to an increase of revenue by $3,035,821, as discussed in previous paragraphs.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015.

Revenue

The following tables set forth our consolidated statements of income data:

	Nine Months Ended September 30,
	2016	2015

Revenue	$14,214,252	$4,917,368
Cost of revenue	(822,735)	(592,342)
Selling expense	(1,993,782)	(173,888)
General and administrative expense	(5,076,689)	(1,950,662)
Total costs and expenses	(7,893,206)	(2,716,892)
Income from operations	6,321,046	2,200,476
Interest and other income, net	(279,336)	(4,718)
Income before provision for income taxes	6,041,710	2,195,758
Provision for income taxes	(1,377,078)	(480,414)
Net income	$4,664,632	$1,715,344

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	Nine Months Ended September 30,
	2016	2015

Revenue	100%	100%
Cost of revenue – Direct revenue	(6)%	(12)%
Selling expense	(14)%	(4)%
General and administrative expense	(36)%	(40)%
Total costs and expenses	(56)%	(56)%
Income from operations	44%	44%
Interest and other income, net	(2)%	-
Income before provision for income taxes	42%	44%
Provision for income taxes	(10)%	(10)%
Net income	32%	34%

Listing fee revenue was $8,166,072 and $1,549,587; commission revenue was $3,739,958 and $3,267,516; gross management fee revenue was $1,341,294 and $98,674; annual fee revenue was $869 and $1,591; authorized agent subscription revenue was $966,059 and nil for the nine months ended September 30, 2016 and 2015, respectively. Since the fourth quarter of 2015, the Company has received one more revenue stream in the form of authorized agent subscriptions, with the contribution of $966,059 for the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, there were fifteen pieces of painting, fifty-nine pieces of precious stones, eleven pieces of jewelry, three pieces of ivory, eighteen pieces of amber and two pieces of porcelain pastel paintings successfully listed on our system. The total listing values were $3,349,005 (HK$26,000,000) for the painting, $5,744,832 (HK$44,600,000) for the precious stones, $1,816,191 (HK$14,100,000) for the jewelry, $515,232 (HK$4,000,000) for the ivory, $7,239,003 (HK$56,200,000) for the ambers, and $334,900 (HK$2,600,000) for the porcelain pastel paintings, of which 47.75%-48% (for the fifteen pieces of painting), 29%-48.5% (for the fifty-nine pieces of precious stones), 29%-48% (for the eleven pieces of jewelry), 47% (for the three pieces of ivory), 45%-48% (for the eighteen pieces of amber), and 45%-46% (for two pieces of porcelain pastel paintings ) of the relevant listed values were charged as listing fees.

Compared to the corresponding period ended September 30, 2015, only four pieces of jewelry, twelve pieces of precious stones, and three pieces of amber with a total listing value of $1,625,177 (HK$12,600,000), $1,470,399 (HK$11,400,000) and $812,589 (HK$6,300,000) were listed, of which 31% (for the four pieces of jewelry), 47% (for the five piece of precious stones listed in the first half year) and 32% (for the other seven pieces of precious stones listed in the third quarter of 2015),and 47% (for the three pieces of amber) of the listed values were charged as listing fee revenue.

The increase in number of pieces listed, listing values and corresponding listing fees charged during the nine months ended September 30, 2016 compared to nine months ended September 30, 2015 resulted in an increase in listing fee revenue in the current period.

During the nine months period ended September 30, 2016, commission revenue increased mainly due to more artworks being listed and commencement of operations of Shanghai Takung in July 2015 that allowed transactions to be settled in Renminbi. This increased the number of traders from mainland China, as well as the trading volume and transaction amounts. The increase was however offset by increased rebates during this period.

Our trading volume and transaction amounts increased significantly during nine months ended September 30, 2016. Trading amount and trading volume increased by 283% and 170% respectively during the nine months ended September 30, 2016 compared to the corresponding period in 2015. Shanghai Takung contributed 54% of the total trading volume, and 37% of the total trading amount.

During the nine-month period ended September 30, 2016, management fee revenue increased by $1,242,620, from $98,674 for the nine months ended September 30, 2015 to $1,341,294, due to the aforementioned increase in trading amount and volume.

During the nine-month period ended September 30, 2016, annual fee revenue decreased from $1,591 to $869, as the premium service was not as popular as the Company expected. However, no decision has been made to terminate the service in the near future.

During the nine-month period ended September 30, 2016, authorized agent subscription was $966,059 for the nine months ended September 30, 2016. We did not start earning this form of revenue until October 2015.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2016 and 2015 was $822,735 and $592,342, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform storage and insurance fee for artwork and others

In the third quarter of 2014, we entered into an agreement with Qianrong to provide software development services with a total contract amount of $901,522 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of September 30, 2016, nine out of the ten modules have been completed and are operational. We started to capitalize (with a total cost of $837,470 (HK$6,495,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2016.

Gross Profit

Gross profit was $13,391,517 for the nine months ended September 30, 2016, compared to $4,325,026 for the nine months ended September 30, 2015. The increase was due to the higher transaction volume with more artworks trading on our platform.

Listing fees contributed 57.4% of the total revenue for the nine months ended September 30, 2016 compared to 31.5% in the corresponding period in 2015, while commission revenue contributed 26.3% for the nine months ended September 30, 2016 compared to 66.4% in the corresponding period in 2015. The increase mainly contributed from listing fee income was due to the significant increase in both trading amount and trading volume. Depreciation under the cost of revenue was increased by 32% in the current period compared to the same period in 2015. Gross profit margin was 94% and 88% for the nine months ended September 30, 2016 and 2015 respectively.

Operating Expenses

Selling expense was $1,993,782, or 14% of net sales, for the nine months ended September 30, 2016 compared to $173,888, or 4% of net sales, for the comparable period in 2015. Selling expense consists primarily of marketing expenses.

General and administrative expenses for the nine months ended September 30, 2016 were $5,076,689 compared to $1,950,662 for the nine months ended September 30, 2015. The substantial increase was primarily due to an increase in consultancy fees by $9,284 because of more consultants being engaged; an increase in legal and professional fees by $222,348 because of more filing and compliance activities; an increase in salaries by $1,438,025 because of an increase in employee headcount; an increase in office and rental expenses by $595,627 because of the new rented office space for Hong Kong Takung in Hong Kong, Shanghai and Tianjin; an increase in travelling expenses by $83,438 because of more promotional activities to expand our operations; an increase in stock-based compensation amounting to $660,703 because of expenses being paid to employees and non-employees and an increase of other expenses by $116,602.

The following table sets forth the main components of the Company’s operating expenses for the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Amount($)	% of Total	Amount($)	% of Total
General and administrative expense:
Consultancy fee	361,610	7%	352,326	18%
Legal and professional fees	728,856	14%	506,508	26%
Salary and welfare	1,852,355	36%	414,330	21%
Office expenses and rental	852,494	17%	256,867	13%
Traveling and accommodation fees	184,235	4%	100,797	5%
Others	250,436	5%	133,834	7%
Stock based compensation	846,703	17%	186,000	10%
Total general and administrative expense	$5,076,689	100%	$1,950,662	100%

Selling expense:
Marketing expenses	1,993,782	100%	173,888	100%
Total selling expense	$1,993,782	100%	$173,888	100%

Total operating expense	$7,070,471	100%	$2,124,550	100%

Net Income

We had a net income for the nine months ended September 30, 2016 of $4,664,632 compared to net income of $1,715,344 for the nine months ended September 30, 2015.

The increase in net income during this current period was mainly due to an increase of revenue by $9,296,884, as discussed in previous paragraphs.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2016, net cash provided by operating activities totaled $5,104,457. Net cash used in investing activities totaled $1,276,378. Net cash provided by financing activities totaled $2,346,941. The resulting change in cash for the period was an increase of $6,061,579. The cash balance at the beginning of the period was $10,769,456. The cash balance on September 30, 2016 was $16,831,035.

During the nine months ended September 30, 2015, net cash provided by operating activities totaled $811,630. Net cash used in investing activities totaled $507,032. Net cash provided by financing activities totaled $1,928,191 during the period. The resulting change in cash for the period was an increase of $2,235,842. The cash balance at the beginning of the period was $2,355,839. The cash balance on September 30, 2015 was $4,591,681.

As of September 30, 2016, the Company had $34,592,304 in total current liabilities, which comprised of $528,220 in accrued expenses and other payables, $287,698 in advance from customers, $25,448,772 in customer deposits, $3,519,580 in short-term borrowings from third parties, $2,340,895 in amount due to related party, and $2,467,139 in tax payables. As of December 31, 2015, the Company had $18,427,281 in total current liabilities, which comprised of $667,622 in accrued expenses and other payables, $16,195,289 in customer deposits, and $1,564,370 in tax payables.

The Company had deferred tax liabilities of $54,361 as of September 30, 2016, and $45,037 as of December 31, 2015, respectively. The Company’s total liabilities as of September 30, 2016 and December 31, 2015 amounted to $34,646,665 and $18,472,318, respectively.

In Note 4, 10 and 11, it is disclosed that the Company had secured three loans for a total of US$ 5.8 million. The purpose of these loans is to strengthen the Company’s HKD currency reserves and ensure that all of its Hong Kong-based online traders can make HKD withdrawals on demand. The three loans and the decision to increase the company’s HKD reserves were deemed necessary as a result of the Chinese government’s capital controls associated with cross border fund transfers, which have made it difficult for companies to convert RMB into HKD and other currencies.

The first two loans, of US$1.5 million and US$2.0 million, were secured from Hong Kong-based Merit Crown Limited on July 15 and August 24, 2016, respectively. Both loans carry annual interest of eight percent and expire on December 31, 2016, with an option to renew based on negotiation.

The third loan, of HKD18 million, or approximately US$2.3 million, was secured from Ms. Jianping Mao, on August 25, 2016. Of the HKD18 million, HKD10 million is due three months after the effective date, and HKD8 million is due by December 31, 2016. This loan also carries annual interest of eight percent with an option to renew based on negotiation.

The Company is in the process of negotiating with Merit Crown and Ms. Wang to extend the due dates of the three loans for a further 6 months.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Di Xiao and our Chief Financial Officer, Mr. Chun Hin Leslie Chow. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the nine months ended September 30, 2016 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TAKUNG ART CO., LTD

Date: November 10, 2016	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer) and Director

Date: November 10, 2016	By:	/s/ Chun Hin Leslie Chow
Chun Hin Leslie Chow
Chief Financial Officer
(Principal Financial Officer)