Form 10-K
period 2016-12-31
Takung Art Co., Ltd.
filed 2017-03-31
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _________________________

Commission file number 001-38036

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of the last business day of the registrant’s 2016 second fiscal quarter was $48,470,261.40 (7,343,979 shares of common stock held by non-affiliates, at $6.60 per share, the price at which the common equity was last sold on June 30, 2016).

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

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of March 31, 2017 is 11,188,882.

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

Our reporting currency is US dollars. This Annual Report also contains translations of certain foreign currency amounts into U.S. dollars for the convenience of the reader. Unless otherwise stated, all translations of HK$ into U.S. dollars were made at HK$7.7534 and HK$7.7507 to US$1.00 and translations of Renminbi into U.S. dollars were made at RMB 6.9430 and RMB6.4778 to US$1.00, the exchange rates set forth in the H.10 statistical release of the Federal Reserve Board on December 30, 2016 and December 31, 2015, respectively. We make no representation that the HK$, Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or could be converted into U.S. dollars, HK$ or Renminbi, as the case may be, at any particular rate or at all. As of March 27, 2017, the translations of HK$ and Renminbi into U.S. dollars were made at HK$7.7669 and RMB 6.8803 to US$1.00, respectively.

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

PART I

Item 1.   Business

Overview

Takung Art Co., Ltd is a holding company that, through HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd., a Hong Kong company (“HongKong Takung”), our wholly owned subsidiary, and Takung (Shanghai) Co., Ltd and Takung Cultural Development (Tianjin) Co. Ltd,, Hong Kong Takung’s wholly-owned subsidiaries in China (“Shanghai Takung” and “Tianjin Takung” respectively), operate an electronic online platform located at http://eng.takungae.com/ for artists, art dealers and art investors to offer and trade in ownership units over valuable artwork.

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

We are headquartered in Hong Kong, Special Administrative Region, People’s Republic of China and conduct business in Hong Kong, Shanghai and Tianjin. Recently we set up another office in Hangzhou to carry out technology development. Our principal executive offices are located at Flat/RM 03-04, 20/F, Hutchison House, 10 Harcourt Road, Central, Hong Kong.

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

Our trading platform is currently linked to China Merchants Bank, Hong Kong Branch (“CMB”). Traders are required to open an account with CMB and their accounts are linked to our trading and settlement system to ensure the timely settlement of their trades. For RMB settlements in China, the Traders transfer money into our designated client-money bank account at Bank of China and Ping An Bank. The Traders will then upload the deposit slip or money transfer evidence to our back-end Trading platform. Upon review of the money transfer evidence and confirmation of the receipt of money, the Traders’ accounts on our trading system will be updated accordingly. If they would like to withdraw money from their trading account, the Traders will put in a request on our trading platform. After confirming the Traders’ accounts have sufficient money for withdrawal, we will transfer the money from the client-money bank account to the Traders’ individual bank account.

In order to execute a trade, a Trader logs into his online bank account and must first transfer funds from his bank account to his trading account with us. This ensures that he has sufficient funds to consummate a trade.

Offering and trading of artwork on our platform involves a number of parties, namely, Original Owner, Offering Agent, and Traders.

•	An Original Owner is the original owner of the artwork to be offered and traded on our platform. Customarily, the Original Owner is also the artist or creator of the artwork although this is not always the case. The Original Owner must have good and marketable title to the artwork and have the right to dispose of the artwork.

•	An Offering Agent is an entity that is experienced with artwork or artwork investment and has a good reputation. The Offering Agent is engaged by the Original Owner to assist him or her with the offering and trading of artwork, such as preparation of listing application and assigning an investment value, research, organizing promotions and marketing activities, communicating with potential investors, etc.

•	A Trader is anyone who is 18 years or older or any entity that maintains a trading account with us through our electronic trading platform and participates in the trading of artwork units. Once a Trader acquires one or more units of an artwork, the Trader becomes a Co-Owner of that artwork. Presently, only residents of the People’s Republic of China, Australia, Malaysia, Mongolia, New Zealand, Russia, Singapore and Taiwan are eligible to become a Trader.

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

Through our subsidiary, Shanghai Takung, we are able to receive deposits from and make payments to online artwork Traders in mainland China on behalf of Hong Kong Takung. Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China.

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

For example, the 181 sets of artwork listed for trade on our platform through December 31, 2016 have been thirty-one sets of paintings and calligraphies from famous Chinese, Malaysian, Russian and Mongolian artists ranging in listing value from $128,833 (HK$1,000,000) to $1,545,993 (HK$12,000,000), eighteen pieces of jewelry ranging in listing value from $38,650 (HK$300,000) to $515,331 (HK$4,000,000), ninety-six pieces of precious stones ranging in listing value from $12,883 (HK$100,000) to $772,997 (HK$6,000,000),twenty-nine pieces of amber ranging in listing value from $128,833 (HK$1,000,000) to $1,030,662 (HK$8,000,000), four pieces of antique mammoth ivory carving ranging in listing value from $128,833 (HK$1,000,000) to $257,666 (HK$2,000,000), two pieces of porcelain pastel paintings ranging in listing value from $103,066 (HK$800,000) to $231,890(HK$1,800,000) and one piece of porcelain ranging in listing value of $64,416(HK$500,000). Four precious stones ranging in listing value from $64,416 (HK$500,000) to $244,782 (HK$1,900,000) and one piece of porcelain with a listing value of $38,650 (HK$300,000) were listed in January 2017.

Traditionally, artwork is sold and transacted by the creator/owner of it through galleries, stores and agents.

Similarly, an artwork is presented to us for listing by the owner/artist (Original Owner) together with an agent (Offering Agent). Both the Original Owner and the Offering Agent would have discussed and proposed a price for the artwork in their listing application to us. An Offering Agent assists the Original Owner with the listing process, such as getting the artwork appraised by a third party professional, assigning an initial value for each trading unit at listing, performing research and preparing the marketing material and promotional activities to attract Traders’ interest. There may be circumstances in the future that the Original Owner will approach us for the listing, in which case, we will recommend an Offering Agent to assist the Original Owner with the listing process. However, we consider this to be a rare case. For the181 pieces of artwork that we have listed through December 31, 2016, the listing processes were all initiated by Offering Agents.

On receipt of the application, we will assess and consider the merits of listing the artwork on our platform. Some of the factors we will consider are the appeal of the proposed artwork, the artist, the marketability of the artwork and the likelihood of its appreciation in the future.

Assuming that an artwork is accepted for listing, it will be divided into equal ownership units based on its appraised value. For example, a painting with a listing value of $1,545,993 (HK$12,000,000) may be divided into 12,000,000 units with each unit sold at $0.13 (HK$1). Traders would then be able to bid for and trade these units on our platform.

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

If the total subscribed units exceed the Offering Percentage but are less than the total offered amount, then the Offering Agent is obliged to purchase the remaining units on the same offering terms or if no Offering Agent is engaged, the Original Owner shall retain the remaining units. In the former, the Offering Agent is required to link its bank account at CMB with its trading account with us to ensure that it has sufficient funds to purchase any remaining unsold units. The Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-48.5% of the total offering price for calligraphies, paintings, jewelry, ambers, precious stones, antique mammoth ivory carving, porcelain pastel paintings and porcelain, which are the major types of artwork listed and traded on our system as of December 31, 2016. The listing fee is earned when the units for the artwork are successfully subscribed for and trades on our platform.

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

As of February 10, 2017 there were 186 pieces of artworks, including 31 sets of paintings and calligraphies, 18 pieces of jewelry, 100 pieces of precious stones, 29 pieces of amber, 4 pieces of antique mammoth ivory carving, 2 pieces of porcelain pastel paintings and 2 piece of porcelain successfully listed and trading on our system. The first set of paintings and calligraphies was listed in 2013, two sets were listed during the six months ended June 30, 2014, the fourth set was listed during the third quarter of 2014, two sets were listed during the fourth quarter of 2014, three sets were listed during the fourth quarter of 2015, one set was listed during the first quarter of 2016, five sets were listed during the second quarter of 2016, nine sets were listed during the third quarter of 2016 and seven sets were listed during the fourth quarter of 2016. Besides paintings and calligraphies, four pieces of jewelry were listed on the platform on January 16, 2015,five precious stones during the second quarter of 2015 and seven precious stones and three pieces of amber during the third quarter of 2015. Thirteen precious stones and eight pieces of amber were listed during the fourth quarter of 2015. Three pieces of jewelry, four pieces of amber, eleven precious stones and one piece of antique mammoth ivory carving were listed during the first quarter of 2016. One piece of porcelain pastel painting, two pieces of jewelry, six pieces of amber, thirty-two precious stones and two pieces of antique mammoth ivory carving were listed during the second quarter of 2016. One piece of porcelain pastel painting, six pieces of jewelry, eight pieces of amber and sixteen precious stones were listed during the third quarter of 2016.Three pieces of jewelry, twelve precious stones, one piece of porcelain and one piece of antique mammoth ivory carving were listed during the fourth quarter of 2016. Four precious stones and one piece of porcelain were listed in January 2017.

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

Pre-Listing Premium Pricing

In addition to charging a percentage of the total listing amount as listing fee, additional listing revenue may be generated by the Pre-Listing Premium processed by the Offering Agent.

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

Currently, most of our Traders are from Mainland China and some portion from other countries such as Australia, Malaysia, Mongolia, New Zealand, Russia, Singapore and Taiwan are also eligible to register as Traders.

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

Sales and Marketing

We are currently marketing our electronic trading platform through participation in culture and art exhibitions and internet advertising. Additionally, we encourage existing Traders to introduce new Traders. For fiscal year 2016, we paid commissions to existing Traders who have successfully introduced new Traders at the following rates:

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

We entered into three other sales and marketing related agreements with Shenzhen Qianrong Cultural Investment Development Co., Ltd (“Qianrong”) in 2015, namely (1) Trader Promotion Services Agreement; (2) Internet and SMS Marketing Services Agreement; (3) Online Marketing Service Agreement.

During 2016, we entered into ten sales and marketing related agreements with Qianrong, with the same three types of agreements as previous year.

We also entered into three Advertising and Promotional Services Agreements with Shenzhen Qianxiang Investment Consulting Co., Ltd. (“Qianxiang”) in 2016.

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

Employees

As of February 10, 2017, we had 94 full-time employees, comprising 73 employees who are based in the People’s Republic of China, and 21 employees who are based in Hong Kong. Di Xiao is Hong Kong Takung’s General Manager (apart from being our Chief Executive Officer) as well as its director. Zishen Li is Shanghai and Tianjin Takung’s General Manager and the director of the Company. Chun Hin Leslie Chow is our Chief Financial Officer. As for the other 91 employees, 12 are from the Marketing department, 8 are from the IT department, 7 are from the Transaction Management department, 15 are from the Administrative and Customer Service department, 3 are from the Clearing and Settlement department, 2 are from the Uplisting department, 30 are from the Software Development department, 3 are from the Legal department, 5 are from the Information System department, one from the Internal Control department and 5 are from the Accounting department.

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

On January 1, 2012, the Chinese State Council officially launched a pilot value-added tax (“VAT”) reform program, or Pilot Program, applicable to businesses in selected industries. Businesses in the Pilot Program would pay VAT instead of business tax. The Pilot Industries in Shanghai included industries involving the leasing of tangible movable property, transportation services, research and development and technical services, information technology services, cultural and creative services, logistics and ancillary services, certification and consulting services. Revenues generated by advertising services, a type of “cultural and creative services,” are subject to the VAT tax rate of 6%. According to official announcements made by competent authorities in Beijing and Guangdong province, Beijing launched the same Pilot Program on September 1, 2012, and Guangdong province launched it on November 1, 2012. On May 24, 2013, the Ministry of Finance and the State Administration of Taxation issued the Circular on Tax Policies in the Nationwide Pilot Collection of Value Added Tax in Lieu of Business Tax in the Transportation Industry and Certain Modern Services Industries, or the Pilot Collection Circular. The scope of certain modern services industries under the Pilot Collection Circular extends to the inclusion of radio and television services. On August 1, 2013, the Pilot Program was implemented throughout China. Shanghai and Tianjin Takung are currently subject to a VAT of 6% on its gross revenue.

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

Research and Development

We purchased the trading platform from a third party for approximately $232,261 (HK$1,800,000). The cost of this software is amortized over its useful life and recorded as cost of revenue on the income statement. We have IT consultants who help maintain and operate the trading platform software, and whose cost is charged as consultancy fee under general and administrative expenses. We outsourced research and development activities to Qianrong. We entered into a software development agreement with Qianrong in 2014 and 2015 to develop ten trading modules. As of December 31, 2016, nine out of the ten modules have been completed and are operational. We have started to capitalize (with a total cost of $1,069,853 (HK$8,295,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2016.

Intellectual Property

Our business is dependent on a combination of trademarks, trademark application, trade secrets and industry know-how, and copyright, in order to protect our intellectual property rights. We have submitted trademark applications for “Takung” in Hong Kong, Mainland China, Macau and the United States.

Set forth below is a detailed description of our trademarks under application or registered by our subsidiary HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd as of March 28, 2017:

		Application/
		Trademark
Country	Trademark	number	Classes	Status
		303101679	14, 16,	Registered on August 14, 2014.
Hong Kong			35, 36, 42	Effective until August 13, 2024.

Macau		N/090131	14
		N/090132	16	Registered on February 26, 2015.
		N/090133	35	Effective until February 26, 2022.
		N/090134	36
		N/090135	42

United States		86372887	14	In process
		4983954	16
		4983955	35	Registered on June 21, 2016
		4983956	36	Effective until June 20, 2026
		4983957	41

China
		15247645	36	Registered on December 14, 2015.
		15247714	42	Effective until December 13, 2025.

Set forth below is a detailed description of our registered domain names.

Domain name	Registrant	Registration date	Expiry date
takungae.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	June 28, 2013	June 28, 2021
takungae.com	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	June 19, 2013	June 19, 2021
takungae.net	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	June 19, 2013	June 19, 2021
takungonline.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	August 4, 2015	August 4, 2020
takungunit.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	August 4, 2015	August 4, 2020
takungonline.com	Takung (Shanghai) Co., Ltd.	August 4, 2015	August 4, 2020
takungunit.com	Takung (Shanghai) Co., Ltd.	August 4, 2015	August 4, 2020

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

Item 1A.Risk Factors.

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

We have insufficient insurance coverage

We presently do not have any insurance to cover certain events such as physical damage to our office premises and resulting business interruption, certain injuries occurring on our property and liability for breach of legal responsibilities as we believe, based on our organization, business model and the remote possibility of the incurrence of substantial damages from such events, that the costs of such insurance greatly exceeds the benefits of having it. However, in the possible event of a significant loss from such an event, this may severely impact our performance or continue as a going concern.

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

Any significant growth in the market for our services or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of the date of this Annual Report, we had approximately 94 full time employees and 7 consultants. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

For the year ended December 31, 2016, we enhanced our internal controls over financial reporting by making the following changes: (i) we established a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement, (ii) we set up a key monitoring mechanism including independent directors and audit committee to oversee and monitor our risk management, business strategies and financial reporting procedure, (iii) we qualified Chief Financial Officer with SEC and US GAAP expertise and (iv) we have strengthened our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function. We conducted out an evaluation using the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission with the participation of our management, including Di Xiao, the Company’s Chief Executive Officer and Chun Hin Leslie Chow, the Company’s Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. However, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Accordingly, if in spite of such changes and improvements, our internal controls are still ineffective in our ability to accurately and timely report our financial results in accordance with U.S. GAAP, this could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. This, in turn, could result in a material adverse impact on us and undermine investor confidence in us and the market price of our equities could decline significantly.

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

Our success largely depends on the continuing services of our chief executive officer and director, Di Xiao, our chief financial officer, Chun Hin Leslie Chow and our other directors, Joseph Levinson, Zishen Li, John Levy and William Kwok Keung Tsui. Our continued success, also, depends on our ability to attract and retain qualified personnel. We believe that Messrs. Xiao, Chow, Levinson, Li, Levy and Tsui possess valuable business development and marketing knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of their services could have an adverse effect on our business, results of operations and financial condition as our potential future revenues.

Our management may not be able to operate our business effectively. There can be no assurance that we will be able to attract and hire officers or directors with similar experience to operate our business, in the event that any one of them is otherwise unsuccessful in doing so.

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

Limitations on the ability to pay dividends to us could limit our ability to access cash generated by the operations of those entities, including making investments or acquisitions that could be beneficial to our businesses, pay dividends to our stockholders or otherwise fund and conduct our business.

The services conducted by our wholly-foreign owned enterprises might be regarded as a form of online advertising or as part of services requiring an Internet content provider license or other licenses and subjecting us to other laws, rules and regulations as well as increased taxes.

Our online platform to list artwork for sale at fixed prices and other related services are currently not classified as a form of online advertising in China or as part of services requiring an ICP license or other licenses. We conduct our fixed price sale of artwork and other related business through our wholly-foreign owned enterprises in the PRC, which are not qualified to operate an online advertising business and do not hold an ICP license. However, we cannot assure you that the PRC government will not classify our business and other related services as a form of online advertising or as part of services requiring an ICP license or other licenses in the future. If new regulations characterize our business and other related services as a form of online advertising or as part of ICP services requiring an ICP license or other licenses, we may have to conduct our business through other entities, which are qualified to operate online advertising business and hold ICP or other licenses.

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

A significant portion of our revenue is denominated in Renminbi. The Renminbi is currently convertible under the "current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of "current account transactions," including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a significant amount of our future revenue is denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our stockholders, including holders of our shares of common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries and the variable interest entities.

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

We lease approximately 146.33 square feet of storage space at Private Storage Area 13 on the 18th Floor of Cheung HingShing Center, Hong Kong. The lease expires on November 20, 2017 and provides for a monthly rent of $1,391 (HK$10,780). We leased an additional 194 square feet of storage space on the same floor, which expires on April 30, 2018 and provides for a monthly rent of $1,842 (HK$14,300)

We lease approximately 538.2 square feet of storage space at the Linji Building A, No. 8 Street 8, Shunyi District, Beijing, China 101300. The lease expires on August 14, 2017 and provides for a monthly rent of $1,467 (RMB 9,500) and a monthly service fee of $88 (RMB 570).

We also lease approximately 2,152.8 square feet of storage space at LingtongGongyuan, Southeast of Hebin Park, Tanggu, Binhai New Area, Tianjin City, China. The lease expires on July 14, 2025 and provides for a monthly rent and monthly service fee of $1,286 (RMB 8,333).

On January 11, 2016, Shanghai Takung leased approximately 906.5 square feet of office space at Units 04, 16th floor, Shanghai Times Square Office Building, No. 93 HuaiHai Middle Road, Huang Pu, Shanghai, China. The lease expires on January 10, 2018 and provides for a monthly rent of $4,350 (RMB 28,178) and monthly service fee of $520 (RMB 3,369).

On November 20, 2016, Shanghai Takung leased approximately 4,438.5 square feet of office space at No.1701, 17/F, Block A, Huaxing Times Plaza, 478 Wensan Road, Xihu District, Hangzhou, China. The lease expires on November 19, 2019 and provides for a monthly rent and monthly service fee of $7,390 (RMB 49,070).

On December 16, 2016, Tianjin Takung leased approximately 13,371 square feet of office space at 2805-10, Financial Street Center, No. 2 Dagu North Road, Heping District, Tianjin, China. The lease expires on December 15, 2018 and provides for a monthly rent of $21,630 (RMB 143,622) and monthly service fee of $4,776 (RMB 31,712)

Item 3. Legal Proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our Common Stock was originally quoted on the OTCBB from October 2013 under the designation “CARD”. On November 5, 2014, we amended our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd and on November 12, 2014, our symbol was changed to “TKAT”. Our Common Stock start to trade on the NYSE from March 22, 2017. Until November 25, 2015, there had been no trading in our Common Stock. The table below presents the high and low bid for our Common Stock for the quarter from October 1, 2015 through December 31, 2016. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended December 31, 2015	High	Low

4th Quarter	$3.60	$1.95

Year ended December 31, 2016	High	Low

1st Quarter	$3.60	$2.80
2nd Quarter	$6.41	$4.00
3rd Quarter	$6.83	$6.40
4th Quarter	$7.70	$5.75

Holders of Our Common Stock

As of December 31, 2016, we had 140 stockholders of our Common Stock, including the shares held in street name by brokerage firms. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

During 2016, the Company granted 431,525 and forfeited 3,000 stock options. The outstanding stock option as of December 31, 2016 is 428,525.

Registration Rights

On October 27, 2016, we entered into a Financial Advisory Agreement with Maxim Group, LLC (“Maxim”) to provide general financial advisory and banking services, including, assisting and advising us with respect to our strategic planning process, business plans and capitalization, helping us broaden our shareholder base, increasing shareholder awareness through non-deal roadshows and other value-added services such as making strategic introductions, advising us on potential financing alternatives and merger and acquisition criteria and activity. As consideration of the provision of such services, we agreed to issue to Maxim or its designees 50,000 restricted shares of our Common Stock with unlimited piggyback registration rights.

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

During 2016, the Company granted 431,525 and forfeited 3,000 stock options. The outstanding stock option as of December 31, 2016 is 428,525.

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

On November 20, 2015, we entered into a Consulting Agreement with Regeneration Capital Group, LLC (“Regeneration”)  for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Regeneration 487,000 Compensation Shares which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, the Compensation Shares shall be returned to the Company for cancellation. Regeneration shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares. The Compensation Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Both the Shares and Compensation Shares were registered under a Registration Statement on Form S-1 which went effective on February 12, 2016.

On October 27, 2016, we entered into a Financial Advisory Agreement with Maxim Group, LLC (“Maxim”) to provide general financial advisory and banking s services, including, assisting and advising us with respect to our strategic planning process, business plans and capitalization, helping us broaden our shareholder base, increasing shareholder awareness through non-deal roadshows and other value-added services such as making strategic introductions, advising us on potential financing alternatives and merger and acquisition criteria and activity. As consideration of the provision of such services, we agreed to issue to Maxim or its designees 50,000 restricted shares of the Company’s Common Stock (“Maxim Shares”) with unlimited piggyback registration rights. Maxim shall also be entitled to additional fees in connection with any financings and transactions arranged by Maxim and reimbursement of reasonable expenses. As additional consideration, we shall, during the term of the Financial Advisory Agreement and for twelve (12) months thereafter, offer to retain Maxim as lead book running manager if we were to propose to affect a public offering of our securities on a US exchange, private placement of our securities or other financing.

On November 30, 2016, we issued 50,000 restricted shares of our Common Stock to Maxim pursuant to the Financial Advisory Agreement. The Maxim Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On March 22, 2017, we issued an aggregate of 19,606 restricted shares of our Common Stock to three of our non-executive directors, namely, Messrs. Joseph Levinson, John Levy and Kwok Keung William Tsui under our 2015 Incentive Stock Plan (which was registered on a registration statement on Form S-8 under the Securities Act and filed with the SEC on August 27, 2015) as partial consideration for their services as directors pursuant to their respective director appointment letters.

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

Our headquarters are located in Hong Kong, Special Administrative Region, People’s Republic of China and we conduct our business primarily in Hong, Shanghai and Tianjin. Recently, we set up a new office in Hangzhou to conduct technology development. Our principal executive offices are located at Flat/RM 03-04, 20/F, Hutchison House, 10 Harcourt Road, Central Hong Kong.

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

Since July 28, 2016, we have expanded access to our trading platform to residents of Russia, Mongolia, Australia and New Zealand – our first major expansion of operations outside of China. To further stimulate trading interest, we have added selected portfolios from these countries to our platform, which now numbers 181 artworks including three Russian painting portfolios and fifteen Mongolian paintings.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees.

For the years ended December 31, 2016 and 2015

Revenue

The following tables set forth our consolidated statements of income data:

	For the Year Ended December 31
	2016	2015

Revenue
Listing fee	$10,914 ,300	$4,834,126
Commission	5,416,436	6,145,261
Authorized agent subscription revenue	1,049,364	239,260
Management fee	1,761,977	115,542
Annual fee	1,352	1,752
Total revenue	19,143,429	11,335,941
Cost of revenue	1,129,031	805,684
Gross profit	18,014,398	10,530,257
Selling expense	2,272,339	584,179
General and administrative expense	7,299,543	3,078,217
Total expenses	9,571,882	3,662,396
Income from operations	8,442,516	6,867,861
Total other loss	(302,373)	(149,421)
Income before provision for income taxes	8,140,143	6,718,440
Provision for income taxes	1,769,449	1,282,331
Net income	$6,370,694	$5,436,109

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	For the Year Ended December 31
	2016	2015

Revenue	100%	100%
Listing fee	57	43
Commission	28	54
Authorized agent subscription revenue	6	2
Management fee	9	1
Annual fee	-	-
Total revenue	100	100
Cost of revenue – Direct revenue	6	7
Gross profit	94	93
Selling expense	12	5
General and administrative expense	38	27
Total expenses	50	32
Income from operations	44	61
Total other (loss) income	(2)	(2)
Income before provision for income taxes	42	59
Provision for income taxes	9	11
Net income	33%	48%

Listing fee revenues were $10,914,300 and $4,834,126; commission revenues were $5,416,436 and $6,145,261 (net of applicable rebates and discounts); gross management fee revenues were $1,761,977 and $115,542; annual fee income were $1,352 and $1,752; authorized agent subscription revenue were $1,049,364 and $239,260 for the years ended December 31, 2016 and 2015, respectively.

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks.

As of the year ended December 31, 2016, a total of 181 sets of artwork were listed for trade on our platform —comprising 31 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists ranging in listing value from $128,833 (HK$1,000,000) to $1,545,993 (HK$12,000,000), 18 pieces of jewelry ranging in listing value from $38,650 (HK$300,000) to $515,331 (HK$4,000,000), 96 pieces of precious stones ranging in listing value from $12,883 (HK$100,000) to $772,997 (HK$6,000,000), 29 pieces of amber ranging in listing value from $128,833 (HK$1,000,000) to $1,030,662 (HK$8,000,000), 4 pieces of antique mammoth ivory carving ranging in listing value from $128,833 (HK$1,000,000) to $257,666 (HK$2,000,000), 2 pieces of porcelain pastel paintings ranging in listing value from $103,066 (HK$800,000) to $2,318,990 (HK$18,000,000) and 1 piece of porcelain with  listing value of $64,416 (HK$500,000).

Compared to 2015, we listed a total of 132 pieces of artworks in 2016. The listing fees ranged from 46% to 48% of listing value for paintings and calligraphies, 29% to 48% of listing value for jewelry, 29% to 48.5% of listing value for precious stones, 45% to 48% of listing value for ambers, 47% to 48.5% of listing value for antique mammoth ivory carving, 45% to 46% of listing value for porcelain pastel paintings and 47.5% of listing value for porcelain. The total listing value of artwork during 2016 was $24,942,025 (HK$193,600,000).

By the year ended December 31, 2015, 49 sets of artwork were listed for trade on our platform —9 sets of paintings and calligraphies from famous Chinese and Russian artists ranging in listing value from $387,062 (HK$3,000,000) to $1,548,247 (HK$12,000,000), 4 pieces of jewelry ranging in listing value from $335,454 (HK$2,600,000) to $516,082 (HK$4,000,000), 25 pieces of precious stones ranging in listing value from $12,902 (HK$100,000) to $645,103 (HK$5,000,000), and 11 pieces of amber ranging in listing value from $154,825 (HK$1,200,000) to $903,144 (HK$7,000,000).

The listing fees ranged from 22.5% to 47% of listing value for paintings and calligraphies, 31% of listing value for jewelry, 32% to 47% of listing value for precious stones, and 32% to 47% of listing value for ambers. The total listing value of artwork during 2015 was $11,596,409 (HK$89,900,000).

The increase in number of pieces listed, listing values and corresponding listing fees charged during the year ended December 31, 2016 compared to the year ended December 31, 2015 resulted in an increase in listing fee revenue in the current period.

(ii)	Commission fee revenue

For non-VIP Traders, the commission revenue was calculated based on a percentage of transaction value of artworks, which we charge trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% (resulting in an aggregate of 0.4% for both buy and sell transactions) of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed.

For selected VIP Traders, we ran a discount program for them starting from April 1, 2015, when their trading volumes of the certain artworks reached an agreed level in each month, a contractually determined flat rate of trading commission was applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP Traders over the flat rate would be waived. The discounted rate varied between selected artworks. This discount program ended on March 31, 2016.

For selected Traders, starting from April 1, 2016, we charged a predetermined monthly fee (unlimited trades for specific artworks) for specific artworks. These Traders are selected by authorized agents and reviewed by us. After review, we negotiate individually with each one of them to determine a fixed monthly fee. Different Traders may have different rates but once negotiated and agreed to, the monthly fee is fixed.

A separate discount program was offered to buying Traders (“Buyers”) by waiving their trading commissions during certain promotion periods. For example, from April 9, 2015 to June 8, 2015, we waived all Buyers’ trading commissions. The program ended on December 31, 2015.

Commission rebate programs are offered to Traders and service agents. We would rebate 15% of the commission earned from the transactions of new Traders referred by the existing Traders. The rebate rate was adjusted from 5% to 15%, starting from January 1, 2016. For service agents, we rebate a total of 40% to 60% of the commission earned from transactions with new Traders to the service agents when they bring in an agreed number of Traders to the trading platform. For service agents who have individual referrers referring Traders to us, we will, after rebating such individual referrers 15% of the commission earned from the transactions of new Traders they referred, deduct such 15% of the commission from the rebates payable to the service agents to which such individual referrers belong. The commission rebate is recognized as reduction of the commission revenue.

The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Our trading volume and transaction value amounts increased significantly from 2015 when we commenced operations in Shanghai and consequently added a significant number of Traders from mainland China as they could now settle their trades in Renminbi. This trend continued into 2016. Trading volume increased by 251% and trading amount by 303% for the year ended December 31, 2016 compared to corresponding year in 2015.

In spite of this, total commission revenue decreased by $728,825 or 12% for the year ended December 31, 2016 to $5,416,436 compared to $6,145,261 for the year ended December 31, 2015 primarily because of the change in our commission fee policy. From April 1, 2016 onwards, our selected Traders pay a predetermined monthly fixed fee for their trades in specific artworks while our other non-VIP Traders continue to pay a commission calculated based on a percentage of transaction value of artworks.

(iii)	Management fee revenue

We charge Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the year ended December 31, 2016, management fee revenue increased by $1,646,435, from $115,542 for the year ended December 31, 2015 to $1,761,977 for the year ended December 31, 2016, due to the aforementioned increase in artwork units listed on the platform. This was in spite of the promotions we ran that year. From April 9, 2015 to June 8, 2015, we waived all buying Traders’ management fees and from September 1, 2016 to December 31, 2016, we waived management fees for certain VIP Traders. We recognized these promotions as a reduction of revenue, which was recognized upon the completion of the transactions.

(iv)	Other revenue

During the year ended December 31, 2016, authorized agent subscription revenue increased by $810,104, from $239,260 for the year ended December 31, 2015 to $1,049,364 for the year ended December 31, 2016.

During the year ended December 31, 2016, annual fee revenue decreased by $400, from $1,752 for the year ended December 31, 2015 to $1,352 for the year ended December 31, 2016.

Cost of Revenue

Cost of revenue for the years ended December 31, 2016 and 2015 were $1,129,031 and $805,684, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform.

In the third quarter of 2014, we entered into an agreement with Qianrong to provide software development services with a total contract amount of $902,592 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of December 31, 2016, nine out of the ten modules have been completed and are operational. We have started to capitalize (with a total cost of $1,069,853 (HK$8,295,000)) and amortized these costs once the modules were completed. As of December 31, 2015, eight out of the ten modules were completed and operational. We started to capitalize (with a total cost of $554,143 (HK$4,295,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2016.

Gross Profit

Gross profit was $18,014,398 for the year ended December 31, 2016, compared to $10,530,257 for the year ended December 31, 2015. The increase was primarily due to increased revenue resulting from higher transaction volume with more artworks trading on our platform.

The gross profit margin during the year ended December 31, 2016 was comparable to the corresponding period in 2015.

Listing fees contributed 57.0% of the total revenue compared to 42.6% in the year ended December 31, 2015, while commission revenue contributed 28.3% compared to 54.2% in the year ended in December 31, 2015. Cost of revenue increased in line with the revenue. Consequently, we posted a comparable gross profit margin of 94.1% and 92.9% for the years ended December 31, 2016 and 2015 respectively.

Operating Expenses

General and administrative expenses for the year ended December 31, 2016 were $7,299,543, compared to $3,078,217 for the year ended December 31, 2015. Despite the decrease in consultancy fee by $56,801, the substantial increase was primarily due to an increase in legal and professional fees by $265,561 because of more filing and compliance activities, an increase in salaries by $2,190,331 as a result of an increase in employee headcount, an increase in office, insurance and rental expenses by $727,789 because of newly rented offices in Hong Kong and the PRC, an increase in travelling expenses by $264,402 because of more travelling needed to set up Shanghai Takung and Tianjin Takung, an increase in stock-based compensation amounting to $551,207 due to amortization of expenses related to compensation for consulting services and employee stock options in 2016; an increase of $163,690 in non-deductible input VAT expense; as well as an increase of $115,147 in other expenses.

The following table sets forth main the components of the Company’s general and administrative expenses for the years ended December 31, 2016 and 2015.

	Year ended December 31, 2016		Year ended December 31, 2015
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	477,551	6.5%	534,352	17.4%
Legal and professional fees	1,066,384	14.6%	800,823	26.0%
Salary and welfare	2,916,173	40.0%	725,842	23.6%
Office, insurance and rental expenses	1,080,941	14.8%	353,152	11.5%
Traveling and accommodation expenses	467,245	6.4%	202,843	6.6%
Stock-based compensation	865,450	11.9%	314,243	10.2%
Non-deductible input VAT expense	163,690	2.2%	-	-%
Others	262,109	3.6%	146,962	4.7%
Total G&A	$7,299,543	100%	$3,078,217	100%

The Company also incurred a total of $2,272,339 and $584,179 in selling expenses for the year ended December 31, 2016 and 2015, respectively. The increase of selling expense was due to more promotion and advertising events launched during the year 2016.

Foreign currency loss

We had a foreign currency loss for the year ended December 31, 2016 of $516,350, versus a loss of 163,469 for the year ended December 31, 2015.

We incurred a foreign currency loss because we have a RMB capital pool that should have been converted to HKD that we could not achieve because of the capital control in the PRC. The increase during 2016 was due to the fact that RMB devalued at a quicker rate and the Company’s RMB capital pool was larger compared to the previous year.

Net Income

We had a net income for the year ended December 31, 2016 of $6,370,694, versus $5,436,109 for the year ended December 31, 2015.

The increase in net income during 2016 was mainly due to an increase in listing fee revenue and partially offset by increase in general and administrative expenses, selling expenses and exchange loss.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow

	For the Year Ended December 31
	2016	2015

Net cash provided by operating activities	$4,624,343	$5,419,693
Net cash used in investing activities	(7,786,348)	(512,144)
Net cash provided by financing activities	7,340,318	3,510,853
Effect of exchange rate change on cash and cash equivalents	(1,552,432)	(4,785)
Net increase in cash and cash equivalents	2,625,881	8,413,617
Cash and cash equivalents, beginning balance	10,769,456	2,355,839
Cash and cash equivalents, ending balance	$13,395,337	$10,769,456

Sources of Liquidity

The cash balance at December 31, 2016 was $13,395,337. Of the $13,395,337, we had $1,729,608 denominated in Hong Kong dollars in Hong Kong banks, $148,594 and $761,691 denominated in US dollars deposited in banks in Hong Kong and China respectively, and $10,755,444 denominated in Renminbi and deposited in a bank in China. During the year ended December 31, 2016, net cash provided by operating activities totaled $4,624,343 Net cash used in investing activities totaled $7,786,348. Net cash provided by financing activities totaled $7,340,318. The resulting change in cash for the period was an increase of $2,625,881, which was primarily due to a net income of $6,370,694 and the collection from subscription proceeds from the issuance of shares.

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

As of December 31, 2016, the Company had $30,602,706 in total current liabilities, which included $608,883 in account payables and other accruals, $21,743,360 in customers’ deposits, $360,248 in advance from customers, $6,308,513 in short-term borrowings from third parties, $1,031,805 in amount due to related party and $549,897 in tax payables. As of December 31, 2015, the Company had $18,427,281 in total current liabilities, which included $667,622 in accrued expenses and other payables, $16,195,289 in customers’ deposits, and $1,564,370 tax payables.

As of December 31, 2016 and 2015, the Company had $62,618 and $45,037 in total non-current liabilities, which included deferred tax liabilities.

The Company’s total liabilities as of December 31, 2016 and 2015 amounted to $30,665,324 and $18,472,318, respectively.

The Company’s net assets amounted to $17,632,697 and $11,276,895 as of December 31, 2016 and 2015, respectively.

The Company is aware of events or uncertainties which may affect its future liquidity because of capital controls in the PRC. The Renminbi is only currently convertible under the "current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of "current account transactions," including payment of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our stockholders, including holders of our shares of common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our PRC subsidiaries.

Applicable PRC law permits payment of dividends to us by our operating subsidiaries in China only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Our operating subsidiaries in China are also required to set aside a portion of their net income, if any, each year to fund general reserves for appropriations until such reserves have reached 50% of the subsidiary's registered capital. These reserves are not distributable as cash dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. In contrast, there is no foreign exchange control or restrictions on capital flows into and out of Hong Kong. Hence, our Hong Kong operating subsidiary is able to transfer cash without any limitation to the U.S. under normal circumstances.

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

Basis of consolidation

The consolidated financial statements include the financial statements of the Company, and its subsidiaries, Hong Kong Takung, Shanghai Takung and Tianjin Takung. All intercompany transactions, balances and unrealized profit and losses have been eliminated on consolidation.

Reverse stock split

On August 10, 2015, the Company’s board of directors and a majority of the Company’s shareholders approved a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-25.

Upon filing of the Certificate of Amendment, every twenty-five shares of the Company’s issued and outstanding common stock were automatically converted into one issued and outstanding share of common stock, without any change in par value per share. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the 1-for-25 reverse stock split. See Notes 1 for additional information about the reverse stock split.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2016 and 2015, respectively.

Comprehensive Income

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the year ended December 31, 2016 and 2015, the Company’s comprehensive income includes net income and foreign currency translation adjustment.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheets dates, which is 7.7534 and 7.7507 as of December 31, 2016 and December 31, 2015, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 7.7620 and 7.7524 for the year ended December 31, 2016 and 2015, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which is 6.9430 and 6.4778 as of December 31, 2016 and December 31, 2015; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 6.6400 and 6.2827 for the year ended December 31, 2016 and December 31, 2015.

The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2016 and 2015, the Company’s cash and cash equivalents amounted to $13,395,337 and $10,769,456. The Company’s cash deposit is held in the financial institutions located in Hong Kong and mainland China where there are currently regulations mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading shares of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the shares, the seller will send instructions to the bank, requesting the amount to be transferred to their personal account. After deducting the commission and the management fee as per Takung, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account except the Company statements of intention with regard to particular deposits. The whole process was monitored and approved by a third party accounting firm. Restricted cash amounted to $21,743,360 and $16,195,289 as of December 31, 2016 and 2015, respectively.

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

Prepayment and Other Current Assets

Prepayment and other current assets mainly consist of the prepayment for development of fixed assets, maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

Other Non-current Assets

A portion of the deposits, are presented under the non-current section of the balance sheets based on the nature of the amounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in operating income or expense. Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

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

No impairment was recorded during the years ended December 31, 2016 and 2015, respectively.

Intangible Assets

Intangible assets represent the licensing cost for our trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2016 and 2015.

Customer deposits

Customer deposits represent the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Customer deposits were $21,743,360 and $16,195,289 as of December 31, 2016 and 2015, respectively.

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

Listing fee -The Company recognizes the listing fee revenue once the ownership units of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such units accounted as the listing fee revenue accordingly. When the ownership units of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-48.5% of the total offering price for calligraphies, paintings and jewelry, which are currently the major types of artwork listed and traded on our system. Listing fee revenues were $10,914,300 and $4,834,126 for the years ended December 31, 2016 and 2015, respectively.

Commission- For non-VIP Traders, the commission revenue was calculated based on a percentage of transaction value of artworks, which we charge trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% (resulting in an aggregate of 0.4% for both buy and sell transactions) of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed.

For selected VIP Traders, we ran a discount program for them starting from April 1, 2015, when their trading volumes of the certain artworks reached an agreed level in each month, a contractually determined flat rate of trading commission was applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP Traders over the flat rate would be waived. The discounted rate varied between selected artworks. This discount program ended on March 31, 2016.

For selected Traders, starting from April 1, 2016, we charged a predetermined monthly fee (unlimited trades for specific artworks) for specific artworks. These Traders are selected by authorized agents and reviewed by us. After review, we negotiate individually with each one of them to determine a fixed monthly fee. Different Traders may have different rates but once negotiated and agreed to, the monthly fee is fixed.

A separate discount program was offered to buying Traders (“Buyers”) by waiving their trading commissions during certain promotion periods. For example, from April 9, 2015 to June 8, 2015, we waived all Buyers’ trading commissions. The program ended on December 31, 2015.

Commission rebate programs are offered to Traders and service agents. We would rebate 15% of the commission earned from the transactions of new Traders referred by the existing Traders. The rebate rate was adjusted from 5% to 15%, starting from January 1, 2016. For service agents, we rebate a total of 40% to 60% of the commission earned from transactions with new Traders to the service agents when they bring in an agreed number of Traders to the trading platform. For service agents who have individual referrers referring Traders to us, we will, after rebating such individual referrers 15% of the commission earned from the transactions of new Traders they referred, deduct such 15% of the commission from the rebates payable to the service agents to which such individual referrers belong. The commission rebate is recognized as reduction of the commission revenue.

The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Our trading volume and transaction value amounts increased significantly from 2015 when we commenced operations in Shanghai and consequently added a significant number of Traders from mainland China as they could now settle their trades in Renminbi. This trend continued into 2016. Trading volume increased by 251% and trading amount by 303% for the year ended December 31, 2016 compared to corresponding year in 2015.

In spite of this, total commission revenue decreased by $728,825 or 12% for the year ended December 31, 2016 to $5,360,411 compared to $6,145,261 for the year ended December 31, 2015 primarily because of the change in our commission fee policy. From April 1, 2016 onwards, our selected Traders pay a predetermined monthly fixed fee for their trades in specific artworks while our other non-VIP Traders continue to pay a commission calculated based on a percentage of transaction value of artworks.

Management fee-The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction is completed. A discount program is offered to waive the management fee during certain promotion periods. From April 9, 2015 to June 8, 2015, from September 9, 2015 to December 31, 2015 and from September 1, 2016 to December 31, 2016, we waived management fee for certain VIP traders as a promotion and this discount was recognized as a reduction of the revenue, which was recognized upon the completion of the transactions. Management fee revenues were $1,761,977 and $115,542 for the years ended December 31, 2016 and 2015, respectively.

Annual fee income -The Company charges an annual fee for providing traders and Offering Agents with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period. Annual fee revenues were $1,352 and $1,752 for the years ended December 31, 2016 and 2015, respectively.

Authorized agent subscription revenue - The Company charges an authorized agent subscription fee which is an annual service fee paid by authorized agents to grant them the right to bring their network of artwork owners to list their artwork on our trading platform. This revenue is recognized ratably over the annual agreement period. Authorized agent subscription revenues were $1,049,364 and $239,260 for the years ended December 31, 2016 and 2015, respectively.

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

Concentration of Risks

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, account receivables. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents and restricted cash with financial institutions with high-credit ratings and quality. Accounts receivable primarily comprise of amounts receivable from the trader customers. With respect to the prepayment to service suppliers, the Company performs on-going credit evaluations of the financial condition of these suppliers. The Company establishes an allowance for doubtful accounts based upon estimates, factors surrounding the credit risk of specific service providers and other information.

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the year ended December 31, 2016 and 2015.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50. This standard defines a fair value-based method of accounting for stock-based compensation. The cost of stock-based compensation is measured at the grant date based on the value of the award, and is recognized over the period in which the Company expects to receive the benefit, which is generally the vesting period. As of December 31, 2016, there were 431,525 employee stock options outstanding.

Recent Accounting Pronouncements

Revenue Recognition:     In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09(modified retrospective method). We are currently assessing the materiality of the impact to our consolidated financial statements, and have not yet selected a transition approach.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will become effective for us beginning April 1, 2018, or fiscal 2019. ASU 2016-18 is required to be applied retrospectively. Upon the adoption, amounts described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders

of Takung Art Co., Ltd.

We have audited the accompanying consolidated balance sheets of Takung Art Co., Ltd. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

Marcum Bernstein & Pinchuk LLP

Guangzhou, China

March 31, 2017

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	December 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$13,395,337	$10,769,456
Restricted cash	21,743,360	16,195,289
Deposits	-	70,194
Account receivables, net	3,058,568	184,537
Prepayment and other current assets	968,446	1,172,405
Loan receivables	6,374,046	-
Due from director	-	502
Total current assets	45,539,757	28,392,383

Non-current assets
Property and equipment, net	2,065,182	1,213,255
Intangible assets	20,546	22,194
Deferred tax assets	243,772	-
Other non-current assets	428,764	121,381
Total non-current assets	2,758,264	1,356,830
Total assets	$48,298,021	$29,749,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$608,883	$667,622
Customer deposits	21,743,360	16,195,289
Advance from customers	360,248	-
Short-term borrowings from third parties	6,308,513	-
Amount due to related party	1,031,805	-
Tax payables	549,897	1,564,370
Total current liabilities	30,602,706	18,427,281
Deferred tax liabilities	62,618	45,037
Total non-current liabilities	62,618	45,037
Total liabilities	30,665,324	18,472,318

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,169,276 shares issued and outstanding as of December 31, 2016; 11,119,276 shares issued and outstanding as of December 31, 2015)	11,169	11,119
Additional paid-in capital	5,532,426	4,465,217
Retained earnings	13,172,671	6,801,977
Accumulated other comprehensive loss	(1,083,569)	(1,418)
Total stockholders’ equity	17,632,697	11,276,895
Total liabilities and stockholders’ equity	$48,298,021	$29,749,213

* All shares outstanding for all periods have been retroactively restated to reflect Takung’s 1-for-25 reverse stock split, which was effective on August 10, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Stated in U.S. Dollars except Number of Shares)

	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015

Revenue
Listing fee	$10,914,300	$4,834,126
Commission	5,416,436	6,145,261
Authorized agent subscription revenue	1,049,364	239,260
Management fee	1,761,977	115,542
Annual fee	1,352	1,752
Total revenue	19,143,429	11,335,941

Cost of revenue	(1,129,031)	(805,684)
Gross profit	18,014,398	10,530,257

Operating expenses
General and administrative expenses	(7,299,543)	(3,078,217)
Selling expenses	(2,272,339)	(584,179)
Total operating expenses	(9,571,882)	(3,662,396)

Income from operations	8,442,516	6,867,861

Other income and expenses:
Other income	416,353	14,038
Loan interest expense	(202,376)	-
Exchange loss	(516,350)	(163,459)
Total other loss	(302,373)	(149,421)

Income before income tax expense	8,140,143	6,718,440

Provision for income taxes	(1,769,449)	(1,282,331)

Net income	6,370,694	5,436,109

Foreign currency translation adjustment	(1,082,151)	(1,211)

Comprehensive income	$5,288,543	$5,434,898

Earnings per common share – basic	$0.60	$0.57
Earnings per common share – diluted	$0.56	$0.56

Weighted average number of common shares outstanding –basic	10,641,180	9,601,034
Weighted average number of common shares outstanding –diluted,	11,309,190	9,656,736

* All shares outstanding for all periods have been retroactively restated to reflect Takung’s 1-for-25 reverse stock split, which was effective on August 10, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in U.S. Dollars except Number of Shares)

	Number	Common	Additional paid-in	Subscription	Retained	Accumulated Other Comprehensive	Stockholders'
	of shares	stock	capital	receivable	earnings	(loss)	equity

Balance, December 31, 2014	9,332,276	9,332	2,570,098	(1,896,548)	1,365,868	(207)	2,048,543

Shares for compensation	787,000	787	313,456	-	-	-	314,243

Issuance of shares	1,000,000	1,000	1,579,000	-	-	-	1,580,000

Net income for the Year	-	-	-	-	5,436,109	-	5,436,109

Receipt of subscription receivable	-	-	2,663	1,896,548	-	-	1,899,211

Foreign currency translation adjustment	-	-	-	-	-	(1,211)	(1,211)

Balance, December 31, 2015	11,119,276	11,119	4,465,217	-	6,801,977	(1,418)	11,276,895

Issuance of shares	50,000	50	254,450	-	-	-	254,500

Shares for compensation			812,759	-	-	-	812,759

Net income for the Year	-	-	-	-	6,370,694	-	6,370,694

Foreign currency translation adjustment	-	-	-	-	-	(1,082,151)	(1,082,151)

Balance, December 31, 2016	11,169,276	11,169	5,532,426	-	13,172,671	(1,083,569)	17,632,697

* All shares outstanding for all periods have been retroactively restated to reflect Takung’s 1-for-25 reverse stock split, which was effective on August 10, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2016	2015

Cash flows from operating activities:
Net income	$6,370,694	$5,436,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	523,698	336,222
Changes in exchange rate	508,606	-
Stock-based compensation	812,759	314,243
Changes in operating assets and liabilities:
Account receivables	(2,874,031)	106,948
Deposits	70,194	(70,194)
Prepayment and other current assets	458,459	(772,694)
Other non-current assets	(307,383)	-
Restricted cash	(5,548,071)	(9,327,160)
Due to director	502	(3,230)
Customer deposits	5,548,071	9,327,160
Deferred tax liabilities	17,581	(21,517)
Deferred tax assets	(243,772)	-
Tax payables	(1,014,473)	1,316,656
Advance from customer	360,248	-
Accrued expenses and other payables	(58,739)	(1,222,850)
Net cash provided by operating activities	4,624,343	5,419,693

Cash flows from investing activities:
Purchase of property and equipment	(1,412,302)	(512,144)
Purchase of available-for-sale investments	(8,929,857)	-
Maturity and redemption of available-for-sale investments	8,929,857	-
Purchase of held-to-maturity investments	(14,402,996)	-
Maturity and redemption of held-to-maturity investments	14,402,996	-
Loan receivables	(6,374,046)	-
Net cash used in investing activities	(7,786,348)	(512,144)

Cash flows from financing activities:
Proceeds from share issuance	-	1,580,000
Proceeds from subscription receivable	-	1,930,853
Proceeds from short-term borrowings	6,308,513	-
Proceeds from related party loans	1,031,805	-
Net cash provided by financing activities	7,340,318	3,510,853

Effect of exchange rate change on cash and cash equivalents	(1,552,432)	(4,785)

Net increase in cash and cash equivalents	2,625,881	8,413,617

Cash and cash equivalents, beginning balance	10,769,456	2,355,839

Cash and cash equivalents, ending balance	$13,395,337	$10,769,456

Supplemental cash flows information:
Cash paid for interest	$434,968	$-
Cash paid for income tax	$3,024,665	$-

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

Shanghai Takung set up a new office in Hangzhou, PRC on November 20, 2016 for technology development.  Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) is a limited liability company, with a registered capital of $1 million located in Pilot Free Trade Zone. Tianjin Takung was incorporated on January 27, 2016.

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

On August 10, 2015, Takung effected a 1-for-25 reverse stock split (the “Reverse Spilt”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of Takung’s common shares. All shares outstanding for all the periods have been retroactively restated to reflect the Reverse Split.

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, and its subsidiaries, Hong Kong Takung, Shanghai Takung and Tianjin Takung. All intercompany transactions, balances and unrealized profit and losses have been eliminated on consolidation.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2016 and 2015.

Comprehensive Income

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the year ended December 31, 2016 and 2015, the Company’s comprehensive income includes net income and foreign currency translation adjustment.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheets dates, which is 7.7534 and 7.7507 as of December 31, 2016 and December 31, 2015, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 7.7620 and 7.7524 for the years ended December 31, 2016 and 2015, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which is 6.9430 and 6.4778 as of December 31, 2016 and December 31, 2015; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 6.6400 and 6.2827 for the years ended December 31, 2016 and December 31, 2015.

The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholder’s equity section of the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. As of December 31, 2016 and 2015, the Company’s cash and cash equivalents amounted to $13,395,337 and $10,769,456, respectively. The Company’s cash deposit is held in the financial institutions located in Hong Kong and mainland China where there are currently regulations mandated on obligatory insurance of bank accounts.

Restricted Cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading shares of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the shares, the seller will send instructions to the bank, requesting the amount to be transferred to their personal account. After deducting the commission and the management fee as per Takung, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to manipulate any funds in the broker’s account except the Company statements of intention with regard to particular deposits. The whole process was monitored and approved by a third party accounting firm. Restricted cash amounted to $21,743,360 and $16,195,289 as of December 31, 2016 and 2015, respectively.

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

As of December 31, 2016, all short-term investments under held-to-maturity and available-for-sale investments were redeemed with a nil balance.

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

Loan Receivables

Loan to third parties is presented under current asset of the balance sheets based on the nature and loan period of time.

Prepayment and Other Current Assets

Prepayment and other current assets mainly consist of the prepayment for, maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

Other Non-current Assets

A portion of the deposits, are presented under the non-current section of the balance sheets based on the nature of the amounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in operating income or expense. Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

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

No impairments were recorded during the years ended December 31, 2016 and 2015, respectively.

Intangible Assets

Intangible assets represent the licensing cost for our trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2016 and 2015.

Customer deposits

Customer deposits represent the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Customer deposits were $21,743,360 and $16,195,289 as of December 31, 2016 and 2015, respectively.

Advance from customers

Advance from customers represent trading commissions one month in advance charge to the VIP traders. Starting from April 1, 2016, the Company charges a monthly commission to VIP traders, instead of charging per transaction.

Short-term borrowings from third parties

The Company made four short-term borrowings from third parties, both with 8% annual interest rate and due on December 31, 2016. Two borrowings were extended with a maturity date on March 31, 2017.

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

Listing fee -The Company recognizes the listing fee revenue once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. When the ownership shares of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-48.5% of the total offering price for calligraphies, paintings and jewelry, which are currently the major types of artwork listed and traded on our system. Listing fee revenues was $10,914,300 and $4,834,126 for the year ended December 31, 2016 and 2015, respectively.

Commission - For non-VIP Traders, the commission revenue was calculated based on a percentage of transaction value of artworks, which we charge trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% (resulting in an aggregate of 0.4% for both buy and sell transactions) of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed.

For selected VIP Traders, we ran a discount program for them starting from April 1, 2015, when their trading volumes of the certain artworks reached an agreed level in each month, a contractually determined flat rate of trading commission was applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP Traders over the flat rate would be waived. The discounted rate varied between selected artworks. This discount program ended on March 31, 2016.

For selected Traders, starting from April 1, 2016, we charged a predetermined monthly fee (unlimited trade for specific artworks) for specific artworks. These Traders are selected by authorized agents and reviewed by us. After review, we negotiate individually with each one of them to determine a fixed monthly fee. Different Traders may have different rates but once negotiated and agreed to, the monthly fee is fixed.

A separate discount program was offered to buying Traders (“Buyers”) by waiving their trading commissions during certain promotion periods. For example, from April 9, 2015 to June 8, 2015, we waived all Buyers’ trading commissions. The program ended on December 31, 2015.

Commission rebate programs are offered to Traders and service agents. We would rebate 15% of the commission earned from the transactions of new Traders referred by the existing Traders. The rebate rate was adjusted from 5% to 15%, starting from January 1, 2016. For service agents, we rebate a total of 40% to 60% of the commission earned from transactions with new Traders to the service agents when they bring in an agreed number of Traders to the trading platform. For service agents who have individual referrers referring Traders to us, we will, after rebating such individual referrers 15% of the commission earned from the transactions of new Traders they referred, deduct such 15% of the commission from the rebates payable to the service agents to which such individual referrers belong. The commission rebate is recognized as reduction of the commission revenue.

The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Our trading volume and transaction value amounts increased significantly from 2015 when we commenced operations in Shanghai and consequently added a significant number of Traders from mainland China as they could now settle their trades in Renminbi. This trend continued into 2016. Trading volume increased by 251% and trading amount by 303% for the year ended December 31, 2016 compared to corresponding year in 2015.

In spite of this, total commission revenue decreased by $728,825 or 12% for the year ended December 31, 2016 to $5,360,411 compared to $6,145,261 for the year ended December 31, 2015 primarily because of the change in our commission fee policy. From April 1, 2016 onwards, our selected Traders pay a predetermined monthly fixed fee for their trades in specific artworks while our other non-VIP Traders continue to pay a commission calculated based on a percentage of transaction value of artworks.

Management fee -The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership shares per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership shares when a transaction is completed. A discount program is offered to waive the management fee during certain promotion periods. Such discount is recognized as a reduction of the revenue upon the completion of the transactions. Management fee revenue was $1,761,977 and $115,542 for the year ended December 31, 2016 and 2015, respectively.

Annual fee income -The Company charges an annual fee for providing traders with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period. Annual fee revenues were $1,352 and $1,752 for the years ended December 31, 2016 and 2015, respectively.

Authorized agent subscription revenue - The Company charges an authorized agent subscription fee which is an annual service fee paid by authorized agents to grant them the right to bring their network of artwork owners to list their artwork on our trading platform. This revenue is recognized ratably over the annual agreement period. Authorized agent subscription revenues were $1,049,364 and $239,260 for the years ended December 31, 2016 and 2015, respectively.

Cost of Revenue

Our cost of revenue consists primarily of expenses associated with the delivery of our service. These include expenses related to the operation of our data centers, such as facility and lease of the server equipment, development and maintenance of our platform system, as well as the cost of insurance, storage and transportation of the artworks. Cost of revenue was $1,129,031 and $805,684 for the years ended December 31, 2016 and 2015, respectively

Payroll bonus

Payroll bonus consists of the bonus being paid for the current year. No accrual is being prepared.

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

There are uncertain tax positions regarding whether the income of Hong Kong Takung should be deemed as the taxable income of Shanghai Takung under the law of the People's Republic of China on Enterprise Income Tax ("EIT") as of December 31, 2016 and 2015. Such income will be subject to EIT with 25% tax rate once it is deemed as the taxable income of Shanghai Takung; otherwise it is subject to Hong Kong's Profits Tax with 16.5% tax rate.

The Company currently recognizes such income as taxable income under Hong Kong's Profits Tax rather than taxable income under EIT, and the Company holds that it is more-likely-than-not that this tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position.

The Company did not have any interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the year ended December 31, 2016 and 2015. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the year.

The weighted average of 668,010 and 55,702 share options and restricted shares were included in computing diluted earnings per share as of December 31, 2016 and December 31, 2015 respectively.

On August 10, 2015, the Company affected a 1-for-25 reverse stock split (the “Reverse Spilt”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of the Company’s common shares. All shares outstanding for all the periods have been retroactively restated to reflect the Reverse Split.

Concentration of Risks

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, account receivables. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents and restricted cash with financial institutions with high-credit ratings and quality. Account receivables primarily comprise of amounts receivable from the trader customers. With respect to the prepayment to service suppliers, the Company performs on-going credit evaluations of the financial condition of these suppliers. The Company establishes an allowance for doubtful accounts based upon estimates, factors surrounding the credit risk of specific service providers and other information.

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the year ended December 31, 2016 and 2015.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Revenue Recognition:     In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the materiality of the impact to our consolidated financial statements, and have not yet selected a transition approach.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in Other financing activities , on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

Except for the ASU above, in the period from January 1, 2016 to March 6, 2017, the FASB has issued ASU No. 2016-01 through ASU 2017-06, which are not expected to have a material impact on the consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets mainly consist of the prepaid services for development, maintenance of online trading system,   the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets. The prepayment was $968,446 and $1,172,405 as of December 31, 2016 and 2015, respectively.

	December 31, 2016	December 31, 2015

Prepaid services for development	$17,514	$201,461
Prepaid maintenance of trading system	4,706	439,917
Advertising and promotional services	296,163	451,572
Prepaid insurance	31,082	-
Staff advance	28,806	-
Prepaid financial advisory and banking services	201,808	-
Short-term borrowings to third party	259,254	-
Other current assets	129,113	79,455
Prepayment and other current assets	$968,446	$1,172,405

Short-term borrowings to third party refer to the borrowing of $259,254 (RMB 1,800,000) to Shuang Ye (“Mr. Ye”) for his operational needs. The loan was made on December 22, 2016, interest free, with a maturity date on January 13, 2017. It was repaid on January 13, 2017.

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	December 31, 2016	December 31, 2015

Listing fee	$1,403,255	$85,154
Authorized agent subscription revenue	995,453	82,718
Monthly commission fee	605,677	-
Others	54,183	16,665
Less: allowance for doubtful accounts	-	-
Account receivables, net	$3,058,568	$184,537

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date
7/15/2016	Xiaohui Wang	Shanghai Takung	$10,080,000	$1,451,822	0%	3/31/2017
8/24/2016	Xiaohui Wang	Shanghai Takung	$13,350,000	$1,922,800	0%	3/31/2017
11/14/2016	Xiaohui Wang	Shanghai Takung	$10,275,000	$1,479,908	0%	10/31/2017
12/9/2016	Xiaohui Wang	Tianjin Takung	$10,550,000	$1,519,516	0%	11/30/2017

			Total	$6,374,046

In order to meet the Company’s working capital needs in US Dollars, the Company entered into the following transactions:

•

On July 15, 2016, Shanghai Takung entered into an interest-free loan to an individual, Xiaohui Wang (“Ms. Wang”), a national of the People’s Republic of China, of RMB10.08 million (equivalent to US$1.45 million) with a maturity of December 31, 2016. The loan was renewed with a maturity of March 31, 2017. On August 24, 2016, an additional loan to Ms. Wang of RMB13.35 million (equivalent to US$1.92 million) was made with the same maturity date and on the same terms. On November 14, 2016, a third loan to Ms. Wang of RMB10.28 million (equivalent to US$1.48 million) was made with a maturity of October 31, 2017 and on the same terms. On December 9, 2016, Tianjin Takung entered into an interest–free loan to Ms. Wang of RMB10.55 million (equivalent to US$1.52 million) was made with maturity of November 30, 2017 and on the same terms. Both loans are guaranteed by Chongqing Wintus (New Star) Enterprises Group (“Chongqing”) and Ms. Wang is a shareholder and the legal representative of Chongqing. Both Chongqing and Ms.   Wang are the non-related parties to the Company.

•	Also, on July 15, 2016, Hong Kong Takung entered into a loan agreement with Merit Crown Limited, a Hong Kong company (“Merit Crown) , to borrow US$1.5 million with interest accruing at a rate of 8% per annum pro-rated through the maturity date of December 31, 2016. The loan was renewed with a maturity of March 31, 2017. On August 24, 2016, Hong Kong Takung borrowed another US$2 million from Merit Crown on similar terms. Merit Crown is a non-related party to the Company. On November 18, 2016, Hong Kong Takung borrowed another US$1.48 million from Merit Crown on similar terms. Merit Crown is a non-related party to the Company. On December 9, 2016, Hong Kong Takung borrowed another US$1.52 million from Merit Crown on similar terms. Merit Crown is a non-related party to the Company.

The US$1.51 million, US$2.01 million, US1.48 million and US1.52 million are collectively the US Dollar Loan (the “US Dollar Loans”). The RMB10.08 million, RMB13.35 million, RMB10.28 million and RMB10.55 million are collectively the RMB Loan (the “RMB Loans”).

Through an understanding between Ms. Wang and Merit Crown, the US Dollar Loans are “secured” by the RMB Loans. Further details on the US Dollar Loans are disclosed in Note 10. It is the understanding between the parties that when the US Dollar Loans are repaid, the RMB Loans will similarly be repaid.

As of December 31, 2016 and December 31, 2015, the Company has $6,374,046 and nil of loan receivables from Xiaohui Wang.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2016	December 31, 2015

Furniture, fixtures and equipment	$100,386	$61,787
Leasehold improvements	298,965	140,955
Computer trading and clearing system	2,802,430	1,628,542
Sub-total	3,201,781	1,831,284
Less: accumulated depreciation	(1,136,599)	(618,029)
Property and equipment, net	$2,065,182	$1,213,255

Depreciation expense was $523,698 and $343,526 for the year ended December 31, 2016 and 2015, respectively.

7. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible asset was $20,546 and $22,194 as of December 31, 2016 and 2015, respectively.

8. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2016 and December 31, 2015 consisted of:

	December 31, 2016	December 31, 2015

Deposit – non-current	$301,263	$121,381
Prepayment – non-current	127,501	-
Total other non-current assets	$428,764	$121,381

9. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of December 31, 2016 and 2015 consisted of:

	December 31,	December 31,
	2016	2015

Trading and clearing system	$61,735	$76,763
Accruals for professional fees	49,952	75,116
Accruals for consulting fees	290,773	259,244
Accruals for office rental	7,613	15,855
Payroll payables	141,022	46,167
Temporary customer deposits	-	175,216
Other payables	57,788	19,261
Total Accrued expenses and other payables	$608,883	$667,622

10. SHORT-TERM BORROWINGS FROM THIRD PARTIES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (HKD)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date
7/15/2016	Hong Kong Takung	Merit Crown Limited	$11,700,000	$1,509,015	8%	3/31/2017
8/24/2016	Hong Kong Takung	Merit Crown Limited	$15,596,100	$2,011,518	8%	3/31/2017
11/18/2016	Hong Kong Takung	Merit Crown Limited	$11,479,102	$1,480,525	8%	10/31/2017
12/9/2016	Hong Kong Takung	Merit Crown Limited	$11,787,600	$1,520,314	8%	11/30/2017

	Less: Discount loan payable			$212,859

			Total	$6,308,513

On July 15, 2016, Hong Kong Takung entered into a loan agreement with Merit Crown Limited, a Hong Kong company, to borrow US$1.51 million to meet its working capital needs. Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through December 31, 2016. The loan was extended with a due date on March 31, 2017. Merit Crown is a non-related party to the Company.

On August 24, 2016, an additional US$2.01 million was borrowed by Hong Kong Takung from Merit Crown to meet its working capital needs. Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through December 31, 2016. The loan was extended with a due date on March 31, 2017.

On November 18, 2016, an additional US$1.48 million was borrowed by Hong Kong Takung from Merit Crown to meet its working capital needs. Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through October 31, 2017.

On December 9, 2016, 2016, an additional US$1.52 million was borrowed by Hong Kong Takung from Merit Crown to meet its working capital needs. Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through November 30, 2017.

The US Dollar Loans are to provide Hong Kong Takung with sufficient US Dollar-denominated currency to meet its working capital requirements. It is “secured” by the aforementioned RMB Loans (See Note 5) of equivalent amount by its subsidiary to an individual and guarantor affiliated with the lender of the US Dollar Loans. It is the understanding between the parties that when the US Dollar Loans are repaid, the RMB Loans will similarly be repaid.

As of December 31, 2016 and December 31, 2015, the Company has $6,308,513 of and nil short-term borrowings from Merit Crown Limited, respectively.

The weighted average interest rate of outstanding short-term borrowings was 8% and nil per annum as of December 31, 2016 and December 31, 2015, respectively. The fair values of the short-term borrowings approximate their carrying amounts. The weighted average short-term borrowing was $1,678,803 and nil for the year ended December 31, 2016 and 2015, respectively. The interest expense for the loan agreements are $135,792.

11. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of director and related parties to which the Company has transactions with:

(a) Di Xiao, the director of the Company;

(b) Jianping Mao (“Mao”), the wife of the Vice General Manager of Hong Kong Takung.

Amount due from director

Amount due from director consisted of the following for the years indicated:

	December 31, 2016	December 31, 2015

Di Xiao (a)	$-	$502
Total	-	502

Amount due to related party

Amount due to related party consisted of the following as of the years indicated:

	December 31, 2016	December 31, 2015

Jianpian Mao (b)	$1,031,805	$-
Total	1,031,805	-

Related party transactions

Unsecured borrowings from related parties consisted of the following for the years indicated:

	December 31, 2016	December 31, 2015

Jianpian Mao (b)	$2,318,990	$-
Total	2,318,990	-

Interest expenses to related parties consisted of the following for the years indicated:

	December 31, 2016	December 31, 2015

Jianpian Mao (b)	$66,584	$-
Total	66,584	-

On August 25, 2016, Hong Kong Takung entered into a loan agreement with Mao for the loan of $2,318,990 (HK$18,000,000) to Hong Kong Takung. Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through December 31, 2016. The loan was extended with a due date on March 31, 2017. The loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements. $1,287,185 (HK$10,000,000) was repaid on December 31, 2016. The interest expense during the year ended December 31, 2016 was $66,584.

12. INCOME TAXES

The Company was incorporated in the State of Delaware under the name of Cardigant Medical Inc. on April 17, 2009. After the Company had acquired the business of Hong Kong Takung through the acquisition of all the share capital of Hong Kong Takung under a Share Exchange Agreement dated September 23, 2014 on October 20, 2014, it became a holding company and do not conduct any substantial operations or business of its own in the State of Delaware and in the U.S.

The Company also does not provide for U.S. taxes or foreign withholding taxes on undistributed earnings from its non-U.S. subsidiaries, either owned directly or indirectly, because it was elected to indefinitely reinvest such earnings outside the U.S to support non-U.S. liquidity needs to fund operations and growth of its foreign subsidiaries and acquisitions.

United States of America

As of December 31, 2016 and 2015, the Company in the United States had $2,212,890 and $900,301 in net operating loss carry forwards available to offset future taxable income, respectively. Federal net operating losses can generally be carried forward twenty years. The federal corporate net operating loss carryover is expired in 20 taxable years following the taxable year of the loss. If not utilized, the federal net operating loss for the fiscal years 2014, 2015 and 2016 in an amount of $109,162, $791,139 and $1,312,589, respectively, will begin to expire in the years 2035, 2036 and 2037, respectively.

The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US during the year ended December 31, 2016 and 2015, amounting to $962,012 and $306,102, respectively. Accordingly, the Company has no net deferred tax assets under the US entity.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the year ended December 31, 2016 and 2015, if applicable.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Company in PRC had $504,782 and nil in net operating loss carryforwards available to offset future taxable income, respectively. According to PRC tax regulations, the PRC net operating loss can generally carried forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carryback of losses is not permitted. If not utilized, the PRC net operating loss for the fiscal year 2016, $504,782, will expire in 2022.

The income tax expense was $1,769,449 and $1,282,331 for the year ended December 31, 2016 and 2015, respectively.

The income tax provision consists of the following components:

	December 31, 2016	December 31, 2015
Current	$2,006,768	$1,303,865
Deferred	(237,319)	(21,534)
Total Provision for Income Taxes	1,769,449	1,282,331

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	December 31, 2016	December 31, 2015
Income before income tax expense	$8,140,143	$6,718,440

Provision for taxes at respective statutory tax rate	983,604	984,497
Tax effect of non-deductible expenses	132,509	50,383
Return true-up	(2,574)	-
Changes in valuation allowance	655,910	247,451

Total Provision for Income Taxes	1,769,449	1,282,331

The Company's effective tax rate was 21.7%and 19.1% for the year ended December 31, 2016 and 2015, respectively.

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of December 31,	As of December 31,
	2016	2015
Deferred tax assets
Tax loss carried forward	$873,071	$306,102
Unvested restricted stock carried forward	209,629	-
Deferred advertising expenses	122,496	-
Others	588	-
	1,205,784	306,102
Valuation allowance	(962,012)	(306,102)
Deferred tax asset, net	243,772	-

Deferred tax liabilities
Property, plant and equipment, principally due to differences in depreciation	(62,618)	(45,037)
Deferred tax liability	$(62,618)	$(45,037)

As of December 31, 2016 and 2015, deferred tax asset, net are derived from tax loss carried forward and deferred advertising expenses arising from the tax jurisdictions in China.

As of December 31, 2016 and 2015, deferred tax liability is derived from Property, plant and equipment depreciation differences arising from the tax jurisdiction in Hong Kong.

13. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of December 31, 2016 and 2015, the Company has capital commitments of $90,315 and $60,571, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of December 31, 2016 are payable as follows:

Year ending December 31, 2017	$944,350

Year ending December 31, 2018	652,302

Year ending December 31, 2019	159,980

Year ending December 31, 2020	14,403

Year ending December 31, 2021	14,403

Year ending December 31, 2022 and thereafter	51,011

Total	$1,836,449
73

Rental expense of the Company was $564,585 and $459,050 for the year ended December 31, 2016 and 2015, respectively.

14. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Year ended December 31, 2016	Year ended December 31, 2015
	$	$
Numerator:
Net income	6,370,694	5,436,109
Denominator:
Weighted-average shares outstanding-Basic	10,641,180	9,601,034
Stock options and restricted shares	668,010	55,702
Weighted-average shares outstanding-Diluted	11,309,190	9,656,736

Earnings per share
-Basic	0.60	0.57
-Diluted	0.56	0.56

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

487,000 restricted shares of Common Stock (the “Compensation Shares”) related to the Consulting Agreement with Regeneration Capital Group, LLC (“Regeneration”) entered on November 20, 2015. These shares were placed in an escrow account and were subject to Regeneration’s performance condition. There were dilutive effects of 487,000 shares for the year ended December 31, 2015 and 2016.

15. STOCKHOLDERS’ EQUITY

On July 7, 2015, the Board granted 300,000 shares of fully vested common stock to a third party for consulting services. The shares were subsequently issued on August 28, 2015 and the Company expensed the total amount during 2015. The Company adopted the Chaffe European Put Option Model to measure the fair value by applying the discount due to the lack of marketability when this transaction took place.

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

On November 20, 2015, we entered into a Consulting Agreement with Regeneration for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Regeneration the Compensation Shares which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, the Compensation Shares shall be returned to the Company for cancellation. Regeneration shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares. The Compensation Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. Pursuant to ASC 505-50-30, this transaction was measured based on the fair value of the equity instruments issued as the Company determined that the fair value of the equity instruments issued in a share-based payment transaction with nonemployees was more reliably measurable than the fair value of the consideration received. The Company measured the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions on the date at which Regeneration’s commitment for performance is reached. The Company recognized (as appropriate relative to the periods and manner that Company would recognize cash payments under the same arrangement) the cost of the appropriate number of the 487,000 shares at the current fair value as of November 20, 2015, and subsequently each financial reporting date until Regeneration has completed its performance. The stock-based compensation related to this consulting agreement was $496,943 for the year ended December 31, 2016.

On October 27, 2016, Takung Art Co., Ltd ("we" or the "Company") entered into a Financial Advisory Agreement with Maxim Group, LLC (“Maxim”) to provide general financial advisory and banking services, including, assisting and advising the Company with respect to its strategic planning process, business plans and capitalization, helping the Company broaden its shareholder base, increasing shareholder awareness through non-deal roadshows and other value-added services such as making strategic introductions, advising the Company on potential financing alternatives and merger and acquisition criteria and activity. As consideration of the provision of such services, the Company agreed to issue to Maxim or its designees 50,000 restricted shares of the Company’s common stock (“Compensation Shares”) with unlimited piggyback registration rights. Maxim shall also be entitled to additional fees in connection with any financings and transactions arranged by Maxim and reimbursement of reasonable expenses. As additional consideration, the Company shall, during the term of the Financial Advisory Agreement and for twelve (12) months thereafter, offer to retain Maxim as lead book running manager if it were to propose to effect a public offering of its securities on a US exchange, private placement of its securities or other financing. The Company fair valued the shares at grant date and recorded $52,692 as share-based compensation expense during the year ended December 31, 2016.

Stock-based Compensation Plans

During the year ended December 31, 2016, the Company granted an aggregate of 431,525 stock options under the 2015 Plan. 268,600 were granted effective on February 2, 2016, 50,000 were granted effective on February 29, 2016 and 112,925 of the options were granted effective on March 30, 2016. In addition, on December 1, 2015 and March 1, 2016, 12,143 and 7,463 of restricted stock-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The February 2, 2016 grant included a grant of 50,000 shares to a non-employee who became an employee on March 2, 2016.

The exercise price of stock options ranged from $2.91 to $3.65 and the requisite service period ranged from two to five years. 33,333 stock options have been vested and 3,000 stock options were cancelled during year ended December 31, 2016, and no stock options were exercised or cancelled ended December 31, 2015.

Stock Option Valuation Assumptions:

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants made in 2016.

Year ended December 31, 2016

Exercise Price	$3.15
Expected Terms (years)	6.79
Volatility	92.78%
Dividend Yield	0.00%
Risk-Free Interest Rate	1.53%

The Company estimated the risk free rates based on the yield to maturity of U.S. Treasury Bill as at the option respective valuation dates. The expected terms of the stock options is based on the contract life of the option. The expected volatility at the date of grant date and each option valuation date was estimated based on historical volatility of comparable companies for the period before the grant date with length commensurate with the expected term of the options. The Company has no history or expectation of paying dividends on its common shares.

Stock Options:

The number of stock options as of December 31, 2016 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding, beginning of year	-	-	-	-
Granted	431,525	3.15	3.45	-
Exercised	-	-	-	-
Forfeited	3,000	2.91	4.09	-
Outstanding, end of year	428,525	3.15	3.45	-
Exercisable, end of year	33,333	3.11	1.14	149,833
Expected to vest	395,192	3.15	3.45	1,756,885

The following table sets forth changes in compensation-related restricted stock awards during year ended December 31, 2016, and 17,350 shares are exercisable as of December 31, 2016.

	Number of	Weighted Average Grant Date	Weighted Average Remaining Contractual
	Shares	Fair Value	Term
Unvested at December 31, 2015	11,131	$3.50	0.92 years
Granted	7,463	3.35	1 year
Forfeited	-
Vested	(17,350)
Unvested at December 31, 2016	1,244	$3.35	0.17 years

The stock-based compensation recognized were $812,759 and $314,243 during the years ended December 31, 2016 and 2015, respectively.

16. SUBSEQUENT EVENT

On January 4, 2017, Hong Kong Takung and Merit Crown entered into an extension of loan agreement to amongst other things, extend the term of the US$ loans through March 31, 2017 (the "Extension of Loan Agreement"). HongKong Takung shall pay a total of US$69,212 (being the interest on the US$ loans based on an annual interest rate of 8% and 360-day year for the period from January 1, 2017 to March 31, 2017) in a lump sum to Merit Crown by January 13, 2017. The principal loan amounts shall be payable on March 31, 2017.

On January 4, 2017, our PRC subsidiary, Takung Cultural Development (Tianjin) Co., Ltd. entered into an interest-free loan agreement to lend Wang RMB24,461,505  (equivalent to US$3.50 million) with the principal loan amount payable on March 31, 2017 (the "RMB Loan"). The RMB Loan is to "secure" the loan amounts under the Extension of Loan Agreement and is guaranteed again by Chongqing Wintus (New Star) Enterprises Group. It is the understanding between the parties that when the loan amounts under the Extension of Loan Agreement are repaid, the RMB Loan will similarly be repaid.

On March 22, 2017, the Company’s common stock was listed and began trading on the New York Stock Exchange MKT.

On March 27, 2017, the Company released the compensation shares of 487,000 to Regeneration as per the Consulting Agreement with Regeneration entered on November 20, 2015. The shares were registered through Company’s Form S-1 filed on January 27, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures  and Internal Control over Financial Reporting

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Di Xiao, the Company’s Chief Executive Officer (“CEO”), and Chun Hin Leslie Chow, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company's internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

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

During the year ended December 31, 2016, the Company enhanced its internal controls over financial reporting by making the following changes in internal controls over financial reporting:

•	We have established a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement. We have also set up a key monitoring mechanism including independent directors and audit committee to oversee and monitor Company’s risk management, business strategies and financial reporting procedure.

•	We have appointed a qualified Chief Financial Officer with SEC and US GAAP expertise.

•	We have strengthened our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function.

These additional controls allowed the Company to remediate the previously identified material weakness in internal controls over financial reporting.

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

The following are our officers and directors as of March 28, 2017. Other than Messrs. Levinson and Levy, our officers and other directors reside in either the PRC and Hong Kong and, therefore, it may be difficult for investors to effect service of process within the U.S. upon the latter or to enforce judgments against them obtained from the United States courts.

The following table sets forth certain information concerning our directors and executive officer:

Name	Age	Position
Di Xiao	41	Chief Executive Officer, and Chairman
Chun Hin Leslie Chow	33	Chief Financial Officer
Joseph Levinson	40	Director
William Kwok Keung Tsui	60	Director
John Levy	61	Director
Zishen Li	33	Director

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

CHUN HIN LESLIE CHOW, is a qualified Certified Public Accountant in the United States. Mr. Chow has extensive experience in financial advising and has been engaging in the profession for more than ten (10) years. Mr. Chow graduated with Highest Honors from the University of California, Santa Barbara, with a Bachelor of Arts degree in Business Economics. From October 2005 to March 2009, Mr. Chow worked at Deloitte &Touche LLP in the United States with his last position as audit senior. From April 2009 to April 2011, Mr. Chow worked as a manager in Albeck Financial Services, a financial consulting firm in the United States. In May 2011, Mr. Chow became a managing director in Albeck Financial Services and was promoted to partner in March 2014. Mr. Chow was mainly responsible for financial reporting review, GAAP technical consultation, financial statement audit preparation, valuation of financial instruments and assisting companies with their management assessment of internal controls under Section 404 of Sarbanes Oxley Act and other corporate governance requirements. Mr. Chow has been an independent non-executive Director of Golden Power Group Holdings Limited, a company listed on the Hong Kong Stock Exchange, since June 2015. Mr. Chow has also been an independent non-executive Director of PPS International (Holdings) Limited, a company listed on the Hong Kong Stock Exchange, since September 2015. Since August 17, 2015, Mr. Chow has been a consultant to the Company. He was appointed our Chief Financial Officer as well as Chief Financial Officer of our Hong Kong subsidiary, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd, effective February 22, 2016.

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

JOHN F. LEVY, became a director of the Company on March 1, 2016. Mr. Levy currently serves as the Chief Executive Officer and principal consultant for Board Advisory (the “Levy Company”), a consulting firm established to assist public companies, or companies aspiring to be public with corporate governance, corporate compliance, ethics, financial reporting and financial strategies. He has held this role since May 2005. Mr. Levy is a recognized corporate governance and financial reporting expert with over 30 years of progressive financial, accounting and business experience; including nine years in public accounting with three national accounting firms and having served as Chief Financial Officer of both public and private companies for over 13 years. Mr. Levy currently serves on the board of directors of two other public companies: Applied Minerals, Inc. (since January 2008), a mine owner that extracts, processes, markets halloysite clay and iron oxide for sale to a range of end markets; and Washington Prime Group, Inc. (since June 2016), a retail REIT that owns, develops and manages 114 shopping centers in the United States. Mr. Levy also served on the board of directors of Applied Energetics, Inc., a company specializing in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies, until February 2016; Gilman Ciocia, Inc., a former financial planning and tax preparation firm, until October 2013; BrightPoint, Inc., a former NASDAQ listed device lifecycle services provider to the wireless industry, until October 2012; and China Commercial Credit, Inc., a financial services firm operating in China, until December 2016. Mr. Levy also served as a board member and program chair for the New Jersey Chapter of the National Association of Corporate Directors (“NACD”) from October 2007 to June 2012. Mr. Levy is a frequent speaker on the roles and responsibilities of board members and audit committee members. He has authored and presented numerous courses on finance, management and governance to state accounting societies including THE 21ST CENTURY DIRECTOR: Ethical and Legal Responsibilities of Board Members. Mr. Levy is a Certified Public Accountant with several years of experience. Mr. Levy is a graduate of the Wharton School of Business at the University of Pennsylvania, and received his MBA from St. Joseph's University in Philadelphia, Pennsylvania. Mr. Levy is a National Association of Corporate Director’s Board Leadership Fellow.

ZISHEN LI, joined the Company as a director on March 11, 2016. Mr. Li has been a Vice President of Hong Kong Takung since March 1, 2015. He was subsequently appointed as the General Manager of Shanghai Takung and Tianjin Takung with effect from July 28, 2015 and January 27, 2016, respectively. The employment with Mr. Li can be terminated by either party by giving at least one month notice. Mr. Li reports to Mr. Di Xiao, the CEO of Takung Art Co., Ltd. Mr. Li has extensive experience in working in the Chinese art industry since 2009. He is familiar with storage, appraisal and other procedures related to the trading of artworks. He also has expertise in internet application and online artwork trading. He served as the assistant general manager of Tianjin Culture and Artwork Exchange Co., Ltd. from 2009 to 2014. Mr. Li was engaged in customer service related work at WuXiAppTec (NYSE: WX) from 2006 to 2008. He graduated from Zhejiang University of Technology with a Bachelor of Science degree in 2006, and completed the postgraduate studies in industrial economics at Nankai University in 2013.

Directors and Officers of Hong Kong Takung

Mr. Di Xiao, our present Chief Executive Officer and Chairman, is also the founder and sole director and officer (General Manager) of Hong Kong Takung. Under Hong Kong Takung’s Articles of Association and Hong Kong law, Hong Kong Takung is managed by the General Manager who is appointed and supervised by the Board of Directors. A director is appointed by the stockholders for a term of one year or until the next Annual General Meeting and can be re-elected for consecutive terms.

Mr. Chow has been appointed as Chief Financial Officer of the Company’s wholly-owned Hong Kong subsidiary, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd, effective February 22, 2016.

Directors and Officers of Shanghai Takung and Tianjin Takung

Mr. Zishen has been appointed as director of the Company on March 11, 2016.

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

Mr. Li has been a Vice President of Hong Kong Takung since March 1, 2015. He was subsequently appointed as the General Manager of Shanghai Takung and Tianjin Takung with effect from July 28, 2015 and January 27, 2016, respectively. The employment with Mr. Li can be terminated by either party by giving at least one month notice. Mr. Li reports to Mr. Di Xiao, the CEO of Takung Art Co., Ltd.

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

	Di Xiao	William Tsui	Joseph Levinson	John Levy	Zishen Li
High level of financial literacy		X	X	X
Extensive knowledge of the Company’s business	X				X
Marketing/Marketing related technology experience	X	X			X
Relevant Chief Executive/President or like experience	X	X	X	X	X
Corporate Governance expertise			X	X

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

William Kwok Keung Tsui

High level of financial literacy/ Relevant Chief Executive/President or like experience – Mr. Tsui has, amongst many things, extensive experience in corporate finance. He has founded numerous companies and continues to assume an executive role in many of them.

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

John Levy

High level of financial literacy/Relevant Chief Executive/President or like experience – Mr. Levy is a recognized corporate governance and financial reporting expert with over 30 years of progressive financial, accounting and business experience, including nine years in public accounting with three national accounting firms and having served as Chief Financial Officer of both public and private companies for over 13 years.

Zishen Li

Extensive knowledge of the Company’s business/Marketing/Marketing related technology – Mr. Li has been a Vice President of Hong Kong Takung since March 1, 2015. He was subsequently appointed as the General Manager of Shanghai Takung and Tianjin Takung with effect from July 28, 2015 and January 27, 2016, respectively. The employment with Mr. Li can be terminated by either party by giving at least one month notice. Mr. Li reports to Mr. Di Xiao, the CEO of Takung Art Co., Ltd.

Save as otherwise reported above, none of our directors hold directorships in other reporting companies.

There are no family relationships among our directors or officers.

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries), other than Mr. John Levy, has:

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

Mr. Levy served as Interim Chief Financial Officer of Universal Food & Beverage Company from November 2005 to March 2006. Universal Food & Beverage Company filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007.

Board Committees

Our business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board of Directors are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our Board of Directors has three committees - the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. The Audit Committee is comprised of Joseph Levinson, Kwok Keung William Tsui and John Levy, with Mr. Levinson serving as chairman. The Compensation Committee is comprised of Joseph Levinson, Kwok Keung William Tsui and John Levy, with Mr. Tsui serving as chairman. The Governance and Nominating Committee is comprised of Joseph Levinson, Kwok Keung William Tsui and John Levy, with Mr. Levy serving as chairman.

Our Audit Committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our Board of Directors has determined that both Mr. Levinson and Mr. Levy qualify as audit committee financial experts and have the accounting or financial management expertise as required under NYSE Rule 303A.07(a). Our Board of Directors has also adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis. A copy of the audit committee’s current charter is available at our corporate website at http://content.stockpr.com/takungae/db/225/642/file/Audit+Committee+Charter+-+v443235_TAKUNG_ART_CO.%2C_LTD._8K_20160623+-+99.1.pdf.

The Compensation Committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally. If so authorized by the Board of Directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The Compensation Committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the Compensation Committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers. A copy of the compensation committee’s current charter is available at our corporate website at http://content.stockpr.com/takungae/db/225/643/file/Compensation+Committee+Charter+-+v443235_TAKUNG_ART_CO.%2C_LTD._8K_20160623+-+99.2.pdf.

The Nominating Committee is involved in evaluating the desirability of and recommending to the Board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers. The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally. A copy of the nominating committee’s current charter is available at our corporate website at http://content.stockpr.com/takungae/db/225/644/file/Governance+and+Nominating+Committee+Charter+-+v443235_TAKUNG_ART_CO.%2C_LTD._8K_20160623+-+99.3.pdf

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2016:

Board of Directors	2
Audit Committee	4
Compensation Committee	2
Nominating Committee	1

The above table includes meetings held by means of a conference telephone call, but not actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the Board of Directors and those committees on which he served during the year.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officers and principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees. The Code is current available on our website at http://content.stockpr.com/takungae/db/225/645/file/Code+of+Business+Conduct+and+Ethics+-+v443235_TAKUNG_ART_CO.%2C_LTD._8K_20160623+-+99.4.pdf.

Board Leadership Structure and Role in Risk Oversight

Mr. Di Xiao is the Company’s Chairman and Chief Executive Officer and Mr. Chun Hin Leslie Chow is our Chief Financial Officer. We have three independent directors. The Board believes that the Company’s chief executive officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well. The Board’s role in the risk oversight of the Company includes, among other things:

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2016, our officers and directors, and all of the persons known to us to own more than 10% of our Common Stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Takung Art Co., Ltd and its subsidiaries, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd, Takung (Shanghai) Co., Ltd and Takung Cultural Development (Tianjin) Co., Ltd. in the fiscal years ended December 31, 2016 and 2015 in their capacity as such officers. Mr. Chun Hin Leslie Chow, our chief financial officer received no additional compensation for his services as chief financial officer of HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. Mr. Li receives no additional consideration for his services as director of the Company. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Bonus	Stock Options *	Total Annual
Di Xiao	2016	$193,533	$60,551	$51,346	$305,430
Chief Executive Officer and Director (1)	2015	37,162	4,645	-	41,807

Chun Hin Leslie Chow (2)	2016	172,064	45,100	61,310	278,474
Chief Financial Officer	2015	-	-	-	-

Zishen Li (3) Vice President, Hong Kong Takung General Manager, Shanghai Takung and Tianjin Takung	2016	75,944	13,785	-	89,729
	2015	-	-	-	-

(1)     For the year ended December 31, 2015, Mr. Xiao received an apportioned salary of $37,161.72 and an apportioned bonus of $4,645.22. His compensation is apportioned between Takung Art Co., Ltd and its subsidiary, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd to reflect the time he spends on the affairs of both entities. For the year ended December 31, 2016, Mr. Xiao received salary of $193,533, bonus of $60,551 and stock options worth $51,346. On March 1, 2016, Mr. Xiao was granted stock options to purchase 50,000 shares of common stock of the Company at an exercise price of $3.30 per share pursuant to the Company’s 2015 Incentive Stock Plan. The options are exercisable during the term of his employment in three equal installments of 16,666 shares of common stock, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof.

(2)     Mr. Chow was appointed our Chief Financial Officer and Chief Financial Officer of our Hong Kong subsidiary, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd on February 22, 2016. He received an apportioned salary of $172,064, bonus of $45,100 and stock options worth $61,310. On February 22, 2016, Mr. Chow was granted stock options to purchase 50,000 shares of common stock of the Company at an exercise price of $2.91 per share pursuant to the Company’s 2015 Incentive Stock Plan. The options are exercisable during the term of his employment in three equal installments of 16,666 shares of common stock, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof.

(3)     Mr. Li has been a Vice President of Hong Kong Takung since March 1, 2015. He was subsequently appointed as the General Manager of Shanghai Takung with effect from July 28, 2015 and General Manager of Tianjin Takung with effect from January 27, 2016. He was appointed as director of the Company on March 11, 2016. For the year ended December 31, 2016, Mr. Li received an apportioned salary of $75,944 and an apportioned bonus of $13,785. His compensation is apportioned between the subsidiaries, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd, Shanghai Takung and Tianjin Takung to reflect the time he spends on the affairs of these entities. He receives no additional compensation as director of the Company.

*The value reported for each executive is the cost recognized in our financial statements during fiscal year 2016, calculated in accordance with Accounting Standards Codification Topic 718 "Share-based Compensation”.

Operating Subsidiary Executive Compensation Summary

The table below sets forth the positions and compensations for the officers and sole director of Hong Kong Takung for the years ended December 31, 2016 and 2015.

Name	Year	Annual Salary ($)		Bonus ($)	Total ($)
Di Xiao	2016	193,533	(2)	60,551	254,084
Managing Director	2015	86,711	(1)	10,839	97,550	(1)

Leslie Chow	2016	172,064	(3)	45,100	217,164	(3)
Chief Financial Officer	2015	-		-	-

(1)	Mr. Xiao received a monthly compensation of $10,333 (HK$80,000).

(2)	Mr. Xiao’s monthly compensation was adjusted to $12,883 (HK$100,000) on October 2015 and further adjusted to $15,460 (HK$120,000) on April 2016. His compensation is apportioned between Takung Art Co., Ltd and its subsidiary, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd to reflect the time he spends on the affairs of both entities.

(3)

Mr. Chow’s monthly compensation was $14,953 (HK$116,064  ). His compensation is apportioned between Takung Art Co., Ltd and its subsidiary, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd to reflect the time he spends on the affairs of both entities.

The table below sets forth the positions and compensations for the General Manager of Shanghai Takung and Tianjin for the years ended December 31, 2016 and 2015.

Name	Year	Annual Salary ($)		Bonus ($)	Total ($)
Zishen Li	2016	$75,944	(1)	$13,785	$89,729	(1)
Managing Director	2015	-		-	-

(1)

Mr. Li’s monthly compensation paid by Hong Kong Takung and Shanghai Takung Takung were $4,662 (HKD$36,183) and $1,667 (RMB11,069),   respectively, to reflect the time he spends on the affairs of the entities

Operating Subsidiary Employment Agreements

Mr. Xiao entered into an employment agreement with Hong Kong Takung on June 1, 2014 whereby he agreed to serve as Hong Kong Takung’s General Manager and Managing Director. Pursuant to such employment agreement, Mr. Xiao is entitled to a monthly salary of $7,741 (HK$60.000), which will be reviewed annually in January. On March 2015, Mr. Xiao’s salary was adjusted to $10,323 (HK$80,000), and was adjusted to $12,883 (HK$100,000) on October 2015, and further adjusted to $15,460 (HK$120,000) on April 2016. The employment agreement may be terminated by either party upon one month’s advance notice.

Mr. Li has been a Vice President of Hong Kong Takung since March 1, 2015. He was subsequently appointed as the General Manager of Shanghai Takung and Tianjin Takung with effect from July 28, 2015 and January 27, 2016, respectively. The employment with Mr. Li can be terminated by either party by giving at least one month notice.

On February 22, 2016, the board of directors of the Company approved the appointment of Mr. Chow as the new Chief Financial Officer of the Company and the Company’s wholly-owned Hong Kong subsidiary, HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd, effective February 22, 2016. The employment agreement may be terminated by either party upon three months’ advance notice.

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

We have formed a compensation committee to oversee the compensation of our named executive officers. All the members of the compensation committee are independent directors. The compensation committee reviews and plans to adopt in 2017 a more formal bonus plan. The committee has the discretion to review and approve each employee’s bonus.

Compensation of Directors

The following table sets forth the compensation received by our directors in fiscal year of 2016 and 2015 in their capacity as directors.

Name and Principal Position	Year	Fee earned or paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Di Xiao	2016	$-	$-	$51,346	$-	$-	$-	$51,346
Chief Executive Officer and director (1)	2015	-	-	-	-	-	-	-

Joseph Levinson	2016	47,769	22,945					70,714
Director (2)	2015	3,333		-	-	-	-	3,333

William Kwok Keung Tsui	2016	47,769	16,062					63,831
Director (2)	2015	3,333	-	-	-	-	-	3,333

John Levy
Director (3)	2016	41,102	20,890	-	-	-	-	61,992

Zishen Li
Director (4)	2016	-	-	-	-	-	-	-

(1)

On March 1, 2016, Mr. Di Xiao was granted stock options to purchase 50,000 shares of common stock of the Company at an exercise price of $3.30 per share pursuant to the Company’s 2015 Incentive Stock Plan.  The options are exercisable during the term of his employment in three equal installments of 16,666 shares of common stock, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof. Mr. Xiao received these stock options for his services as director for the year ended December 31, 2016.

(2)	Messrs. Joseph Levinson and William Kwok Keung Tsui joined the Company as its directors on December 1, 2015. They each received an apportioned salary of $3,333 for the year ended December 31, 2015 and cash compensation of $47,769 for their services for the year ended December 31, 2016. Mr. Levinson also received stock awards worth $22,945 and Mr. Tsui received stock awards worth $16,062, respectively.

(3)	Mr. John Levy joined the Company as a director on March 1, 2016. He received an apportioned cash compensation of $41,102 and stock awards worth $20,890 for his services for the year ended December 31, 2016.

(4)	Mr. Zishen Li was appointed to serve as a director of the Company on March 11, 2016. He receives no additional compensation for his services as director.

Option Grants Table

During the year ended December 31, 2016, the Company granted an aggregate of 431,525 stock options under the 2015 Plan. 268,600, including a grant of 50,000 shares to a non-employee who became an employee on March 2, 2016, were granted effective on February 2, 2016, 50,000 were granted effective on February 29, 2016 and 112,925 of the options were granted effective on March 30, 2016.

Outstanding Equity Awards at Fiscal Year-End

During year ended December 31, 2016, 7,463 of restricted stock-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The total unvested restricted stock was 1,244 shares as of December 31, 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

33,333 stock options have been vested and 3,000 stock options were cancelled during year ended December 31, 2016. As of December 31, 2016, the number of options outstanding and exercisable were 428,525 and 33,333 respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of March 28, 2017.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person‘s address is c/o Takung Art Co., Ltd, Flat/RM 03-04 20/F Hutchison House 10 Harcourt Road, Central, Hong Kong.

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	Percentage Ownership of Shares of Common Stock
Owner of more than 5% of Class

Yan Sun (3) 1-4-901, Tianyang Place, Beicang Town, Beichen District, Tianjin, PRC	Common Stock	3,732,907	33.4%

Directors and Officers

Di Xiao (2)(3)(4)	Common Stock	125,722	*

Chun Hin Leslie Chow (5)	Common Stock	33,332	*

Joseph Levinson (6)	Common Stock	7,143	*

William Kwok Keung Tsui (6)	Common Stock	5,000	*

John Levy (7)	Common Stock	7,463	*

Zishen Li	Common Stock	-	-

All Officers and Directors (six persons)		178,660	1.5%

* Less than one percent (1%) of the issued and outstanding shares of Common Stock as of March 28, 2017.

(1)	In determining beneficial ownership of our Common Stock as of a given date, the number of shares shown includes shares of Common Stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of Common Stock owned by a person or entity on March 28, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of Common Stock outstanding on March 28, 2017 (11,188,882), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred stock and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	In connection with the Reverse Merger, Di Xiao was appointed as our new Chief Executive Officer, Chief Financial Officer and director effective from October 20, 2014.

(3)	On October 20, 2014, we acquired Hong Kong Takung in a Reverse Merger transaction involving Kirin Linkage Limited and Loyal Heaven Limited, shareholders of Hong Kong Takung. In consideration of receiving all 20,000,000 issued and outstanding shares of Hong Kong Takung, we issued to Kirin Linkage Limited and Loyal Heaven Limited 41,995,200 and 167,980,800 pre Reverse Stock Split shares of restricted Common Stock respectively. Kirin Linkage Limited, a Cayman Islands company had four stockholders, namely AihuaTian, Caijing Zhao, Yue Zhang and Di Xiao, each holding equal shares of Kirin Linkage Limited. Accordingly, each shareholder of Kirin Linkage Limited had sole investment and voting power over shares owned by Kirin Linkage Limited in the proportion to their respective shareholdings in Kirin Linkage Limited. On or about August 12, 2015, Kirin Linkage Limited transferred its shareholdings in the Company to five (5) individuals who were its shareholders. Di Xiao, one of the recipients of these shares, received 92, 390 post Reverse Stock Split shares. None of the other transferees hold more than five per cent (5%) of the Company’s issued and outstanding shares. Similarly, on or about August 12, 2015, Loyal Heaven Limited transferred all its shares in the Company to eight (8) individuals who were its shareholders, of whom only Yan Sun holds more than five per cent (5%) of the Company’s issued and outstanding shares of Common Stock. Each of the aforementioned stockholders has sole investment and voting power over their respective shares of Common Stock in the Company.

(4)

On March 1, 2016, Mr. Xiao was granted an option pursuant to the Company's 2015 Incentive Stock Plan to purchase a total of 50,000 shares of Common Stock of the Company at $3.30 per share. The option shall become exercisable during the term of his employment in three (3) equal annual installments of 16,666 shares of Common Stock each, the first installment to be exercisable on the date of issue of the option with additional installments becoming exercisable on each of the successive anniversaries following the option grant date. As of March 28, 2017, Mr. Xiao may exercise his option to purchase 33,332 shares of the Company’s Common Stock.

(5)

On February 22, 2016, Mr. Chow was granted an option pursuant to the Company's 2015 Incentive Stock Plan to purchase a total of 50,000 shares of Common Stock of the Company at $2.91 per share. The option shall become exercisable during the term of his employment in three (3) equal annual installments of 16,666 shares of Common Stock each, the first installment to be exercisable on the date of issue of the option with additional installments becoming exercisable on each of the successive anniversaries following the option grant date. As of March 28, 2017, Mr. Chow may exercise his option to purchase 33,332 shares of the Company’s Common Stock.

(6)

Both Messrs. Joseph Levinson and William Kwok Keung Tsui were appointed directors of the Company on December 1, 2015. Pursuant to Mr. Tsui’s appointment letter, he shall, apart from cash compensation be entitled to receive 5,000 restricted shares of Common Stock per year, which shall vest in 4 equal quarterly installments.  Pursuant to Mr. Levinson’s appointment letter, he shall, apart from cash compensation, be entitled to receive 5,000 restricted shares of Common Stock, or the equivalent of $25,000 worth of shares, whichever is greater per year, which shall vest in 4 equal quarterly installments. Both Mr. Levinson’s and Mr. Tsui’s shares were issued on March 22, 2017.

(7)

Mr. Levy was appointed as director of the Company on March 1, 2016.  Pursuant to Mr. Levinson’s appointment letter, he shall, apart from cash compensation, be entitled to receive 5,000 restricted shares of Common Stock, or the equivalent of $25,000 worth of shares, whichever is greater per year, which shall vest in 4 equal quarterly installments. Mr. Levy’s shares were issued on March 22, 2017.

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

On November 20, 2015, we entered into a Consulting Agreement with Regeneration Capital Group, LLC for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Capital Group, LLC 487,000 restricted shares of Common Stock (the “Compensation Shares”) which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, the Compensation Shares shall be returned to the Company for cancellation. Regeneration Capital Group, LLC shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares.

Other Related Transactions of Hong Kong Operating Entity and Shanghai Operating Entity

Related Transactions Prior to Reverse-Merger

Except as disclosed above, no executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serve as a trustee or in a similar capacity or has a substantial beneficial interest in is or has been indebted to us at any time since the beginning of our fiscal year 2015.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Except as reported above, our chief executive officer and director, Mr. Di Xiao and our director, Mr. Zishen Li do not hold any directorships in other reporting companies and do not qualify as an “independent director” under the NYSE Listing Rule. Mr. Joseph Levinson, Mr. John Levy and Mr. William Kwok Keung Tsui however qualify as independent directors under the NYSE Listing Rule.

Secured Loan Agreements

On July 15, 2016, Shanghai Takung entered into an interest-free loan to an individual, Xiaohui Wang (“Ms. Wang”), a national of the People’s Republic of China, of RMB10.08 million (equivalent to US$1.45 million) with a maturity of December 31, 2016. The loan was renewed with a maturity of March 31, 2017. On August 24, 2016, an additional loan to Ms. Wang of RMB13.35 million (equivalent to US$1.92 million) was made with the same maturity date and on the same terms. On November 14, 2016, a third loan to Ms. Wang of RMB10.28 million (equivalent to US$1.48 million) was made with a maturity of October 31, 2017 and on the same terms. On December 9, 2016, Tianjin Takung entered into an interest–free loan to Ms. Wang of RMB10.55 million (equivalent to US$1.52 million) was made with a maturity of November 30, 2017 and on the same terms. Both loans are guaranteed by Chongqing Wintus (New Star) Enterprises Group (“Chongqing”) and Ms. Wang is a shareholder and the legal representative of Chongqing. Both Chongqing and Ms., Wang are the non-related parties to the Company.

On January 4, 2017, our PRC subsidiary, Takung Cultural Development (Tianjin) Co., Ltd. entered into an interest-free loan agreement to lend Wang RMB24,461,505 (equivalent to US$3.50 million) with the principal loan amount payable on March 31, 2017 (the "RMB Loan"). The RMB Loan is to "secure" the loan amounts under the Extension of Loan Agreement and is guaranteed again by Chongqing Wintus (New Star) Enterprises Group. It is the understanding between the parties that when the loan amounts under the Extension of Loan Agreement are repaid, the RMB Loan will similarly be repaid.

Also, on July 15, 2016, Hong Kong Takung entered into a loan agreement with Merit Crown Limited, a Hong Kong company (“Merit Crown) , to borrow US$1.51 million with interest accruing at a rate of 8% per annum pro-rated through the maturity date of December 31, 2016. The loan was renewed with a maturity of March 31, 2017. On August 24, 2016, Hong Kong Takung borrowed another US$2.01 million from Merit Crown on similar terms. Merit Crown is a non-related party to the Company. On November 18, 2016, Hong Kong Takung borrowed another US$1.48 million from Merit Crown on similar terms. Merit Crown is a non-related party to the Company. On December 9, 2016, Hong Kong Takung borrowed another US$1.52 million from Merit Crown on similar terms. Merit Crown is a non-related party to the Company.

The US$1.51 million, US$2.01 million, US1.48 million and US1.52 million are collectively the US Dollar Loan (the “US Dollar Loans”). The RMB10.08 million, RMB13.35 million, RMB10.28 million, RMB10.55 million and RMB 24.46 million are collectively the RMB Loan (the “RMB Loans”).

Through an understanding between Ms. Wang and Merit Crown, the US Dollar Loans are “secured” by the RMB Loans. Further details on the RMB Loans are disclosed in Note 5. It is the understanding between the parties that when the US Dollar Loans are repaid, the RMB Loans will similarly be repaid.

Item 14. Principal Accounting Fees and Services.

On April 26, 2016, Marcum Bernstein & Pinchuk LLP (“Marcum”) was appointed as the new independent registered public accounting firm for Takung Art Co., Ltd (the “Company”). The decision to appoint Marcum was approved by the Audit Committee of the Company’s Board of Directors. Prior to engaging Marcum on April 26, 2016, the Company has not consulted Marcum regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did the Company consult with Marcum regarding any disagreements with the Company’s prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Simultaneously with the appointment of Marcum, on April 26, 2016, AWC (CPA) Limited (“AWC”) was terminated as the independent registered public accounting firm for the Company. The decision to change audit firms from AWC to Marcum was approved by the Audit Committee of the Company’s Board of Directors.

Audit Fees

We incurred approximately $85,000 for professional services rendered by our former registered independent public accounting firm, AWC (CPA) Limited for the integrated audit of the Company for 2015.

We incurred approximately $2,834 for professional services rendered by our former registered independent public accounting firm, AWC Albert Wong & Company for the audit of HongKong Takung for 2016.

We incurred approximately $266,490 for professional services rendered by our current registered independent public accounting firm, Marcum Bernstein & Pinchuk LLP for the audit and review of the Company in the fiscal year 2016, including a $200,000 fee for the re-audit of the Company for the years ended 2014 and 2015.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2016 and 2015.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2016 and 2015.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2016 and 2015.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment (3)
3.7	Certificate of Amendment (5)
3.8	Certificate of Incorporation of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
3.9	Articles of Association of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
4.1	Takung Art Co., Ltd 2015 Incentive Stock Plan (6)
10.1	Share Exchange Agreement dated September 23, 2014, by and among Cardigant Medical Inc., HongKong Takung Assets and Equity Artworks Exchange Co., Ltd., and the shareholders of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
10.2	Tenancy Agreement with Hongville Limited (4)
10.3	Co-Owner Agreement (4)
10.4	Provisional Rules Governing the Trading in Artwork Units (4)
10.5	Provisional Rules Governing the Offering and Listing of Artwork Units(4)
10.6	Market Entry Agreement of Traders (4)
10.7	Provisional Administrative Measures Governing the Registration and Clearing of Artwork Units(4)
10.8	Order Form with China Telecom Global Limited(4)
10.9	Employment Letter, dated June 1, 2014, by and between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Di Xiao(4)
10.10	Cooperation Agreement for Bank-Dealer Payment Services, dated August 20, 2013, by and between Wing Lung Bank Ltd. and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.11	Agreement of Funds Transfer Services, dated June 25, 2014, by and between China Merchants Bank Co., Ltd., Hong Kong Branch and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.12	Internet and SMS Marketing Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.13	Print Media Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.14	Trader Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.15	Software Development Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.16	Subscription Agreement (8)
10.17	Consulting Agreement between the Company and Regeneration Capital Group, LLC dated November 20, 2015 (9)
10.18	Software Development Agreement dated August 1, 2015, between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Shenzhen Qianrong Cultural Investment Development Co., Ltd.(10)
10.19	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated July 15, 2016 (11)
10.20	Loan Agreement between Takung (Shanghai) Co., Ltd, Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated July 15, 2016 (11)
10.21	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated August 24. 2016. (12)
10.22	Loan Agreement between Takung (Shanghai) Co., Ltd, Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated August 24, 2016.(12)
10.23	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Jianping Mao dated August 25. 2016. (12)
10.24	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated November 14. 2016. (13)
10.25	Loan Agreement between Takung (Shanghai) Co., Ltd, Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated November 14. 2016. (13)
10.26	English Translation of the Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated December 2, 2016. (14)
10.27	English Translation of the Loan Agreement between Takung Cultural Development (Tianjin) Co., Ltd., Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated December 2, 2016. (14)
10.28	Financial Advisory Agreement between the Company and Maxim Group, LLC dated October 27, 2016.(15)
10.29	Extension of Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated January 4, 2017. (16)
10.30	Loan Agreement between Takung Cultural Development (Tianjin) Co., Ltd., Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated January 4, 2017. (16)
16.1	Letter from Farber Hass Hurley LLP (4)

21.1	List of Subsidiaries *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

(4)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(5)	Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on August 12, 2015.

(6)	Incorporated herein by reference to Exhibit 4.1 to our registration statement on Form S-8 filed with the SEC on August 27, 2015.

(7)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 31, 2015.

(8)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 17, 2015.

(9)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 23, 2015.

(10)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on November 25, 2015.

(11)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on July 20, 2016.

(12)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on August 30, 2016.

(13)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 23, 2016.

(14)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on December 7, 2016.

(15)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on December 9, 2016.

(16)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on January 10, 2017.

*	Filed herewith
**	Furnish herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKUNG ART CO., LTD

March 31, 2017	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Di Xiao	Chief Executive Officer	March 31, 2017
Di Xiao	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Leslie Chow	Chief Financial Officer	March 31, 2017
Leslie Chow	(Principal Financial and Accounting Officer)

/s/Joseph Levinson	Director	March 31, 2017
Joseph Levinson

/s/ William Kwok Keung Tsui	Director	March 31, 2017
William Kwok Keung Tsui

/s/ John Levy	Director	March 31, 2017
John Levy

/s/ Zishen Li	Director	March 31, 2017
Zishen Li

