Form 10-Q
period 2017-03-31
Takung Art Co., Ltd.
filed 2017-05-15
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every nteractive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

The number of shares of common stock issued and outstanding as of May 12, 2017 is 11,188,882.

FORM 10-Q

TAKUNG ART CO, LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,461,396	$13,395,337
Restricted cash	18,989,960	21,743,360
Account receivables, net	3,173,691	3,058,568
Prepayment and other current assets	932,045	968,446
Loan receivables	6,579,281	6,374,046
Total current assets	45,136,373	45,539,757

Non-current assets
Property and equipment, net	1,960,930	2,065,182
Intangible assets	20,498	20,546
Deferred tax assets	280,041	243,772
Other non-current assets	419,882	428,764
Total non-current assets	2,681,351	2,758,264
Total assets	$47,817,724	$48,298,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$873,771	$608,883
Customer deposits	18,989,960	21,743,360
Advance from customers	737,533	360,248
Short-term borrowings from third parties	6,354,147	6,308,513
Amount due to related party	1,029,416	1,031,805
Tax payables	893,892	549,897
Total current liabilities	28,878,719	30,602,706
Deferred tax liabilities	56,771	62,618
Total non-current liabilities	56,771	62,618
Total liabilities	28,935,490	30,665,324

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,188,882 shares issued and outstanding as of March 31, 2017; 11,169,276 shares issued and outstanding as of December 31, 2016)	11,189	11,169
Additional paid-in capital	5,773,877	5,532,426
Retained earnings	14,046,210	13,172,671
Accumulated other comprehensive loss	(949,042)	(1,083,569)
Total stockholders’ equity	18,882,234	17,632,697
Total liabilities and stockholders’ equity	$47,817,724	$48,298,021

 The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2017	2016

Revenue
Listing fee	$2,307,946	$2,195,064
Commission	1,670,613	1,143,471
Authorized agent subscription revenue	-	321,583
Management fee	292,551	128,491
Annual fee	483	161
Total revenue	4,271,593	3,788,770

Cost of revenue	(262,659)	(262,067)
Gross profit	4,008,934	3,526,703

Operating expenses
General and administrative expenses	(2,573,391)	(1,561,373)
Selling expenses	(337,527)	(638,209)
Total operating expenses	(2,910,918)	(2,199,582)

Income from operations	1,098,016	1,327,121

Other income and expenses:
Other income	112,358	50,643
Loan interest expense	(149,891)	-
Exchange gain	120,937	119,456
Total other income	83,404	170,099

Income before income tax expense	1,181,420	1,497,220

Provision for income taxes	(307,881)	(401,168)

Net income	873,539	1,096,052

Foreign currency translation adjustment	134,527	12,084

Comprehensive income	$1,008,066	$1,108,136

Earnings per common share – basic	$0.08	$0.10
Earnings per common share – diluted	$0.08	$0.10
Weighted average number of common shares outstanding –basic	10,733,506	10,632,276
Weighted average number of common shares outstanding –diluted,	11,509,938	11,147,577

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016

Cash flows from operating activities:
Net income	$873,539	$1,096,052
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	168,142	102,973
Changes in exchange rate	(81,418)	(157,518)
Stock-based compensation	241,471	440,736
Amortization of prepaid interest expense	60,739	-
Changes in operating assets and liabilities:
Account receivables	(115,123)	(274,234)
Deposit	-	(8,985)
Other receivables	-	(16,653)
Prepayment	45,283	(195,698)
Restricted cash	2,753,400	(1,499,123)
Deferred revenue	-	147,337
Due from director	-	502
Customer deposits	(2,753,400)	1,499,123
Advance from customer	377,285	-
Deferred tax assets	(36,269)	-
Deferred tax liabilities	(5,847)	(2,465)
Tax payable	343,995	(149,497)
Accrued expenses and other payables	264,887	278,985
Net cash provided by operating activities	2,136,684	1,261,535

Cash flows from investing activities:
Purchase of property and equipment	(59,900)	(409,664)
Purchase of available-for-sales investment	(13,656,439)	-
Maturity and redemption of available-for-sales investment	13,656,439	-
Loan to third parties	(3,553,799)	-
Repayment from loan to third parties	3,403,940	-
Net cash used in investing activities	(209,759)	(409,664)

Effect of exchange rate change on cash and cash equivalents	139,134	47,312

Net increase in cash and cash equivalents	2,066,059	899,183

Cash and cash equivalents, beginning balance	13,395,337	10,769,456

Cash and cash equivalents, ending balance	$15,461,396	$11,668,639

Supplemental cash flows information:
Cash paid for interest	$69,229	$521,714
Cash paid for income tax	$-	$-

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

Hong Kong Takung was incorporated in Hong Kong on September 17, 2012 and operates an electronic online platform for offering and trading artwork. For the period from September 17, 2012 (inception) to December 31, 2012, there was no operation except the issuance of shares for subscription receivable. We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees. We conduct our business primarily in Hong Kong, People’s Republic of China.

Takung (Shanghai) Co., Ltd (“Shanghai Takung”) is a limited liability company, with a registered capital of $1 million, located in the Shanghai Pilot Free Trade Zone. Shanghai Takung was incorporated on July 28, 2015. It is engaged in providing services to its parent company Hong Kong Takung by receiving deposits from and making payments to online artwork traders of Takung for and on behalf of Takung.

Shanghai Takung set up a new office in Hangzhou, PRC on November 20, 2016 for technology development.  Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) is a limited liability company, with a registered capital of $1 million located in Pilot Free Trade Zone. Tianjin Takung was incorporated on January 27, 2016.

Tianjin Takung provides technology support services to Hong Kong Takung and Shanghai Takung and also carries out marketing and promotion activities in mainland China.

REVERSE MERGER

On October 20, 2014, Cardigant Medical Inc. (or “Cardigant”) acquired all the issued and outstanding shares of Hong Kong Takung, a privately held Hong Kong corporation, pursuant to the Share Exchange Agreement and Hong Kong Takung became the wholly owned subsidiary of Cardigant in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of Takung common stock were converted, at an exchange ratio of 10.4988-for-1, into an aggregate of 8,399,040 shares of Cardigant common stock and Takung became a wholly owned subsidiary of Cardigant. The holders of Cardigant’s common stock as of immediately prior to the Merger held an aggregate of 933,236 shares of Cardigant’s common stock, The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, Cardigant’s name was changed from “Cardigant Medical Inc.” to “Takung Art Co., Ltd and Subsidiaries”.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2017, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2017 and December 31, 2016.

Comprehensive Income

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the period ended March 31, 2017 and the year ended December 31, 2016, the Company’s comprehensive income includes net income and foreign currency translation adjustment.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rates on the balance sheet dates, which are 7.7714 and 7.7534 as of March 31, 2017 and December 31, 2016 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the periods, which are 7.7608 and 7.7740 for the period ended March 31, 2017 and 2016 respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet dates, which is 6.8832 and 6.9430 as of March 31, 2017 and December 31, 2016 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the periods, which is 6.8853 and 6.5394 for the period ended March 31, 2017 and 2016 respectively.

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

As of March 31, 2017, all short-term investments under held-to-maturity and available-for-sale investments were redeemed with a nil balance.

Account Receivables and Allowance for Doubtful Accounts

Account receivables are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates for the allowance for doubtful accounts based upon our assessment of various factors, including historical, experience, the age of the account receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers' ability to pay.

Loan Receivables

Loan to third parties is presented under current asset of the balance sheets based on the nature and loan period of time.

Prepayment and Other Current Assets

Prepayment and other current assets mainly consist of the prepayment for development, maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

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

No impairments were recorded during the periods ended March 31, 2017 and 2016, respectively.

Intangible Assets

Intangible assets represent the licensing cost for our trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of March 31, 2017 and December 31, 2016.

Customer deposits

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

Short-term borrowings from third parties

The Company made four short-term borrowings from third parties, both with 8% annual interest rate and due on December 31, 2016. Two borrowings were extended with to a maturity date on March 31, 2017 and then further extended on April 4, 2017 to a maturity date of December 31, 2017.

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

Listing fee -The Company recognizes the listing fee revenue once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. When the ownership shares of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-48.5% of the total offering price for calligraphies, paintings and jewelry, which are the major types of artwork listed and traded on our system as of March 31, 2017.

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

Commission rebate programs are offered to Traders and service agents. We would rebate 5% of the commission earned from the transactions of new Traders referred by the existing Traders. The rebate rate was adjusted from 15% to 5%, starting from January 1, 2017. For service agents, we rebate a total of 40% to 60% of the commission earned from transactions with new Traders to the service agents when they bring in an agreed number of Traders to the trading platform. For service agents who have individual referrers referring Traders to us, we will, after rebating such individual referrers 15% of the commission earned from the transactions of new Traders they referred, deduct such 15% of the commission from the rebates payable to the service agents to which such individual referrers belong. The commission rebate is recognized as reduction of the commission revenue.

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

There are uncertain tax positions regarding whether the income of Hong Kong Takung should be deemed as the taxable income of Shanghai Takung under the law of the People's Republic of China on Enterprise Income Tax ("EIT") as of March 31, 2017 and December 31, 2016. Such income will be subject to EIT with 25% tax rate once it is deemed as the taxable income of Shanghai Takung; otherwise it is subject to Hong Kong's Profits Tax with 16.5% tax rate.

The Company currently recognizes such income as taxable income under Hong Kong's Profits Tax rather than taxable income under EIT, and the Company holds that it is more-likely-than-not that this tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position.

The Company did not have any interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the period ended March 31, 2017 and 2016. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the periods.

Concentration of Risks

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, account receivables, prepayment and other current assets. The Company places its cash and cash equivalents and restricted cash with financial institutions with high-credit ratings and quality. Account receivables primarily comprise of amounts receivable from the trader customers. With respect to the prepayment to service suppliers, the Company performs on-going credit evaluations of the financial condition of these suppliers. The Company establishes an allowance for doubtful accounts based upon estimates, factors surrounding the credit risk of specific service providers and other information.

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during three-month period ended March 31, 2017 and 2016.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Revenue Recognition:     In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the impact to our consolidated financial statements, and have not yet selected a transition approach.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in Other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

Except for the ASU above, in the period from January 1, 2017 to May 12, 2017, the FASB has issued ASU No. 2017-01 through ASU 2017-08, which are not expected to have a material impact on the consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets mainly consist of the prepaid services for development, maintenance of online trading system,   the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets. The prepayment was $932,045 and $968,446 as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017	December 31, 2016
	(Unaudited)
Prepaid services for development	$-	$17,514
Prepaid maintenance of trading system	60,644	4,706
Advertising and promotional services	264,859	296,163
Prepaid insurance	138,470	31,082
Staff advance	7,145	28,806
Prepaid financial advisory and banking services	156,615	201,808
Short-term borrowings to third party	-	259,254
Prepaid bonus	214,804	-
Other current assets	89,508	129,113
Prepayment and other current assets	$932,045	$968,446

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Listing fee	$1,355,881	$1,403,255
Authorized agent subscription revenue	993,147	995,453
Monthly commission fee	767,888	605,677
Others	56,775	54,183
Less: allowance for doubtful accounts	-	-
Account receivables, net	$3,173,691	$3,058,568

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	March 31, 2017 (USD)	December 31, 2016 (USD)	Annual Interest Rate	Repayment Due Date
				(Unaudited)
7/15/2016	Xiaohui Wang	Shanghai Takung	10,080,000	$-	$1,451,822	0%	3/31/2017
8/24/2016	Xiaohui Wang	Shanghai Takung	13,350,000	$-	$1,922,800	0%	3/31/2017
11/14/2016	Xiaohui Wang	Shanghai Takung	10,275,000	$1,492,765	$1,479,908	0%	10/31/2017
12/9/2016	Xiaohui Wang	Tianjin Takung	10,550,000	$1,532,717	$1,519,516	0%	11/30/2017
1/4/2017	Xiaohui Wang	Tianjin Takung	24,461,505	$3,553,799	$-	0%	12/31/2017
			Total	$6,579,281	$6,374,046

All the transactions were aimed to meet the Company’s working capital needs in US Dollars.

•	The interest-free loans (the “RMB Loans”) that Shanghai Takung and Tianjin Takung entered are guaranteed by Chongqing Wintus (New Star) Enterprises Group (“Chongqing”). Xiaohui Wang (“Ms. Wang”) is a national of the People’s Republic of China. Ms. Wang is a shareholder and the legal representative of Chongqing. Both Chongqing and Ms. Wang are the non-related parties to the Company.

•	In the meantime, Hong Kong Takung entered into loan agreements (the “US Dollar Loans”) with Merit Crown Limited, a Hong Kong company (“Merit Crown) with interest accruing at a rate of 8% per annum (See Note 9). Merit Crown is a non-related party to the Company.

Through an understanding between Ms. Wang and Merit Crown, the US Dollar Loans are “secured” by the RMB Loans. It is the understanding between the parties that when the US Dollar Loans are repaid, the RMB Loans will similarly be repaid.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Furniture, fixtures and equipment	$140,897	$100,386
Leasehold improvements	300,012	298,965
Computer trading and clearing system	2,823,287	2,802,430
Sub-total	3,264,196	3,201,781
Less: accumulated depreciation	(1,303,266)	(1,136,599)
Property and equipment, net	$1,960,930	$2,065,182

Depreciation expense was $168,142 and $102,973 for the three months ended March 31, 2017 and 2016, respectively.

7. OTHER NON-CURRENT ASSETS

Other non-current assets as of March 31, 2017 and December 31, 2016 consisted of:

	March 31, 2017	December 31, 2016
	(Unaudited)
Deposit – non-current	$302,153	$301,263
Prepayment – non-current	117,729	127,501
Total other non-current assets	$419,882	$428,764

8. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of March 31, 2017 and December 31, 2016 consisted of:

	March 31,	December 31,
	2017	2016
	(Unaudited)
Trading and clearing system	$72,585	$61,735
Accruals for professional fees	96,017	49,952
Accruals for consulting fees	299,693	290,773
Accruals for rental	68,722	7,613
Payroll payables	143,962	141,022
Accruals for business trip expense	141,499	-
Other payables	51,293	57,788
Total accrued expenses, account & other payables	$873,771	$608,883

9. SHORT-TERM BORROWINGS FROM THIRD PARTIES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (HKD)	March 31, 2017 (USD)	December 31, 2016 (USD)	Annual Interest Rate	Repayment Due Date
				(Unaudited)
7/15/2016	Hong Kong Takung	Merit Crown Limited	11,700,000	$1,505,520	$1,509,015	8%	12/31/2017
8/24/2016	Hong Kong Takung	Merit Crown Limited	15,596,100	$2,006,858	$2,011,518	8%	12/31/2017
11/18/2016	Hong Kong Takung	Merit Crown Limited	11,479,102	$1,477,096	$1,480,525	8%	10/31/2017
12/9/2016	Hong Kong Takung	Merit Crown Limited	11,787,600	$1,516,792	$1,520,314	8%	11/30/2017

	Less: Discount loan payable			$152,119	$212,859

			Total	$6,354,147	$6,308,513

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

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of March 31, 2017 and December 31, 2016. The fair values of the short-term borrowings approximate their carrying amounts. The weighted average short-term borrowing was $6,354,147 and $1,678,803 for the three months period ended March 31, 2017 and year ended December 31, 2016, respectively. The interest expenses for the loan agreements were $129,557 and $0 for the three months ended March 31, 2017 and 2016.

10. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of related parties to which the Company has transactions with:

(a) Jianping Mao (“Mao”), the wife of the Vice General Manager of Hong Kong Takung.

Amount due to related party

Amount due to related party consisted of the following as of the periods indicated:

	March 31, 2017	December 31, 2016
	(Unaudited)
Mao (a)	$1,029,416	$1,031,805
Total	1,029,416	1,031,805

Related party transactions

Interest expenses to related parties consisted of the following for the periods indicated:

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Mao (a)	$20,334	$-
Total	20,334	-

On August 25, 2016, Hong Kong Takung entered into a loan agreement with Mao for the loan of $2,318,990 (HK$18,000,000) to Hong Kong Takung. Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through December 31, 2016. The loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements. $1,287,185 (HK$10,000,000) was repaid on December 31, 2016. The remaining $1,029,416 (HK $ 8,000,000) was extended with a due date on September 30, 2017. The interest expenses during the periods ended March 31, 2017 and 2016 were $20,334 and $0.

11. INCOME TAXES

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

United States of America

As of March 31, 2017 and 2016, the Company in the United States had $3,454,521 and $1,612,604 in net operating loss carryforwards available to offset future taxable income, respectively. Federal net operating losses can generally be carried forward twenty years. The federal corporate net operating loss carryover is expired in 20 taxable years following the taxable year of the loss.

The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided a full valuation allowance for the deferred tax assets arising from the losses at the U.S. during the three months ended March 31, 2017 and year ended December 31, 2016 amounting to $1,207,533 and $962,012, respectively. Accordingly, the Company has no net deferred tax assets under the US entity.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the three months ended March 31, 2017 and 2016, if applicable.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25% for the three months ended March 31, 2017 and 2016.

The income tax provision consists of the following components:

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Current	$349,997	$403,633
Deferred	(42,116)	(2,465)
Total Provision for Income Taxes	307,881	401,168

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Income before income tax expense	$1,181,420	$1,497,220

Provision for taxes at respective statutory tax rate	41,840	104,878
Tax effect of non-deductible expenses	20,520	47,942
Changes in valuation allowance	245,521	248,348

Total Provision for Income Taxes	307,881	401,168

The Company's effective tax rate was 26.1% and 26.8% for the three months ended March 31, 2017 and 2016, respectively.

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of March 31,	As of December 31,
	2017	2016
	(Unaudited)
Deferred tax assets
Tax loss carried forward	$1,329,612	$873,071

Unvested restricted stock carry forward	32,997	209,629
Deferred advertising expenses	124,805	122,496
Others	160	588
Total deferred tax assets	1,487,574	1,205,784
Valuation allowance	(1,207,533)	(962,012)
Deferred tax asset, net	280,041	243,772

Deferred tax liabilities
Property, plant and equipment, principally due to differences in depreciation	(56,771)	(62,618)
Deferred tax liability	$(56,771)	$(62,618)

12. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of March 31, 2017 and December 31, 2016, the Company has capital commitments of $69,929 and $90,315, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of March 31, 2017 are payable as follows:

Year ending December 31, 2017	$705,763

Year ending December 31, 2018	655,094

Year ending December 31, 2019	160,595

Year ending December 31, 2020	14,528

Year ending December 31, 2021	14,528

Year ending December 31, 2022 and thereafter	51,454

Total	$1,601,962

Rental expense of the Company was $224,547 and $116,593 for the three months ended March 31, 2017 and 2016, respectively.

13. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Three months ended March 31, 2017	Three months ended March 31, 2016
	(Unaudited)	(Unaudited)
Numerator:
Net income	$873,539	$1,096,052
Denominator:
Weighted-average shares outstanding-Basic	10,733,506	10,632,276
Stock options and restricted shares	776,432	515,301
Weighted-average shares outstanding-Diluted	11,509,938	11,147,577

Earnings per share
-Basic	$0.08	$0.10
-Diluted	$0.08	$0.10

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

487,000 restricted shares of Common Stock (the “Compensation Shares”) related to the Consulting Agreement with Regeneration Capital Group, LLC (“Regeneration”) entered on November 20, 2015. These shares were placed in an escrow account and were subject to Regeneration’s performance condition. There were dilutive effects of 487,000 shares for the three months period ended March 31, 2017 and 2016. The 487,000 shares were released from escrow account and transferred to Regeneration since the Company successfully listed on NYSE on March 22, 2017.

14. STOCKHOLDERS’ EQUITY

On November 20, 2015, we entered into a Consulting Agreement with Regeneration for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Regeneration the Compensation Shares which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, the Compensation Shares shall be returned to the Company for cancellation. Regeneration shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares. The Compensation Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. Pursuant to ASC 505-50-30, this transaction was measured based on the fair value of the equity instruments issued as the Company determined that the fair value of the equity instruments issued in a share-based payment transaction with nonemployees was more reliably measurable than the fair value of the consideration received. The Company measured the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions on the date at which Regeneration’s commitment for performance is reached. The Company recognized (as appropriate relative to the periods and manner that Company would recognize cash payments under the same arrangement) the cost of the appropriate number of the 487,000 shares at the current fair value as of November 20, 2015, and subsequently each financial reporting date until Regeneration has completed its performance. The performance was completed during the quarter ended March 31, 2017 and the remaining stock-based compensation was fully recognized as of March 31, 2017.

On October 27, 2016, the Company entered into a Financial Advisory Agreement with Maxim Group, LLC (“Maxim”) to provide general financial advisory and banking services, including, assisting and advising the Company with respect to its strategic planning process, business plans and capitalization, helping the Company broaden its shareholder base, increasing shareholder awareness through non-deal roadshows and other value-added services such as making strategic introductions, advising the Company on potential financing alternatives and merger and acquisition criteria and activity. As consideration of the provision of such services, the Company agreed to issue to Maxim or its designees 50,000 restricted shares of the Company’s common stock (“Compensation Shares”) with unlimited piggyback registration rights. Maxim shall also be entitled to additional fees in connection with any financings and transactions arranged by Maxim and reimbursement of reasonable expenses. As additional consideration, the Company shall, during the term of the Financial Advisory Agreement and for twelve (12) months thereafter, offer to retain Maxim as lead book running manager if it were to propose to effect a public offering of its securities on a US exchange, private placement of its securities or other financing. The Company fair valued the shares at grant date and recorded $45,193 as share-based compensation expense during the period of three months ended March 31, 2017.

Stock-based Compensation Plans

As of March 31, 2017, the Company granted an aggregate of 431,525 stock options under the 2015 Plan. 268,600 were granted effective on February 2, 2016, 50,000 were granted effective on February 29, 2016 and 112,925 of the options were granted effective on March 30, 2016. In addition, on December 1, 2015, March 1, 2016 and March 1, 2017, 12,143, 7,463 and 15,000 of restricted stock-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The February 2, 2016 grant included a grant of 50,000 shares to a non-employee who became an employee on March 2, 2016.

The exercise price of stock options ranged from $2.91 to $3.65 and the requisite service period ranged from two to five years. 131,619 stock options have been vested and 9,765 stock options were cancelled during the three months ended March 31, 2017, and 33,333 stock options have been vested during the three months ended March 31, 2016.

Stock Option Valuation Assumptions:

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to value grants made in 2016.

Period ended March 31, 2017

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

Stock Options:

The number of stock options as of March 31, 2017 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding, beginning of year	428,525	3.15	3.45
Granted	-
Exercised	-
Forfeited	(9,765)	3.20	3.90
Outstanding, end of period	418,760	3.17	3.21
Exercisable, end of period	131,619	3.13	2.37
Expected to vest	287,141	3.19	3.60	1,333,158

The following table sets forth changes in compensation-related restricted stock awards during period ended March 31, 2017.

	Number of	Weighted Average Grant Date	Weighted Average Remaining Contractual
	Shares	Fair Value	Term
Unvested at December 31, 2016	1,244	$3.35	0.17 years
Granted	15,000	7.26	1 year
Forfeited	-
Vested	(4,994)
Unvested at March 31, 2017	11,250	7.26	0.71 years

The stock-based compensation recognized were $286,670 and $440,736 during the periods ended March 31, 2017 and 2016, respectively.

15. SUBSEQUENT EVENT

 On April 4, 2017, Hong Kong Takung and Merit Crown entered into an extension of loan agreements to amongst other things, extended the term of the US$1.5 million and US$2 million loans through December 31, 2017 (the "Extension of Loan Agreement"). US$213,081 should be paid (being the interest at a rate of 8% per annum for the period from April 1, 2017 to December 31, 2017) in a lump sum to Merit Crown by April 10, 2017, which has been paid on April 27, 2017. The principal loan amounts shall be payable on December 31, 2017.

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

Recently Shanghai Takung set up an office in Hangzhou to carry out technology development.

Since July 28, 2016, we have expanded access to our trading platform to residents of Russia, Mongolia, Australia and New Zealand – our first major expansion of operations outside of China. To further stimulate trading interest, we have added selected portfolios from these countries to our platform, which now numbers 199 artworks including three Russian painting portfolios and fifteen Mongolian paintings.

Our headquarters are located in Hong Kong, Special Administrative Region, People’s Republic of China and we conduct our business primarily in Hong, Shanghai and Tianjin. Recently, we set up a new office in Hangzhou to conduct technology development. Our principal executive offices are located at Flat/RM 03-04, 20/F, Hutchison House, 10 Harcourt Road, Central Hong Kong.

Our common stock began trading on the NYSE MKT under the symbol “TKAT” on March 22, 2017.

Results of Operation of Takung

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended March 31, 2017 and 2016 and related notes thereto.

THREE-MONTH PERIOD ENDED MARCH 31, 2017 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2016

Revenue

The following tables set forth our consolidated statements of income data:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	4,271,593	3,788,770
Cost of revenue	262,659	262,067
Selling expense	337,527	638,209
General and administrative expense	2,573,391	1,561,373
Total costs and expenses	3,173,577	2,461,649
Income from operations	1,098,016	1,327,121
Interest and other income, net	83,404	170,099
Income before provision for income taxes	1,181,420	1,497,220
Provision for income taxes	307,881	401,168
Net income	$873,539	$1,096,052

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	100%	100%
Cost of revenue – Direct revenue	6	7
Selling expense	8	17
General and administrative expense	61	41
Total costs and expenses	75	65
Income from operations	25	35
Interest and other income, net	2	5
Income before provision for income taxes	27	40
Provision for income taxes	7	11
Net income	20%	29%

Listing fee revenue was $2,307,946 and $2,195,064; commission revenue was $1,670,613 and $1,143,471; gross management fee revenue was $292,551 and $128,491; annual fee revenue was $483 and $161; authorized agent subscription revenue was $0 and $321,583 for the three months ended March 31, 2017 and 2016, respectively.

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks.

As of the three months ended March 31, 2017, a total of 199 sets of artwork were listed for trade on our platform —comprising 31 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $15,668,494 (HK$121,600,000), 28 pieces of jewelry with a total listing value of $8,890,840 (HK$69,000,000), 103 pieces of precious stones with a total listing value of $12,369,864 (HK$96,000,000), 29 pieces of amber with a total listing value of $12,820,849 (HK$99,500,000), 4 pieces of antique mammoth ivory carvings with a total listing value of $670,034 (HK$5,200,000), 2 pieces of porcelain pastel paintings ranging with a total listing value of $335,017 (HK$2,600,000), and 2 pieces of porcelains with a total listing value of $103,082 (HK$800,000), of which 22.5%-48% (for 31 piece of paintings), 29%-48.5% (for the 103 pieces of precious stones), 29%-48% (for the 28 pieces of jewelry), 47%-48.5% (for 4 piece of ivory), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings) and 46%-47.5% (for the 2 pieces of porcelains) of the listed values were charged as listing fees, respectively.

During the three months ended March 31, 2017, there were 7 pieces of precious stones, 10 pieces of jewelry, and 1 piece of porcelain listed on our platform. Their total listing values were $1,056,593 (HK$8,200,000) for the precious stones, $5,244,307 (HK$40,700,000) for jewelry, and $38,656 (HK$300,000) for the porcelain, of which 31.5%-47% (for the precious stones), 33.5%-47.2% (for the jewelry), and 46%(for the porcelain) of the listed values were charged as listing fees, respectively.

The increase in number of pieces listed, listing values and corresponding listing fees charged during the three months ended March 31, 2017 compared to the same period ended March 31, 2016 resulted in an increase in listing fee revenue in the current period.

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

Commission rebate programs are offered to Traders and service agents. We would rebate 5% of the commission earned from the transactions of new Traders referred by the existing Traders. The rebate rate was adjusted from 15% to 5%, starting from January 1, 2017. For service agents, we rebate a total of 40% to 60% of the commission earned from transactions with new Traders to the service agents when they bring in an agreed number of Traders to the trading platform. For service agents who have individual referrers referring Traders to us, we will, after rebating such individual referrers 15% of the commission earned from the transactions of new Traders they referred, deduct such 15% of the commission from the rebates payable to the service agents to which such individual referrers belong. The commission rebate is recognized as reduction of the commission revenue.

The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Our trading volume and transaction value amounts increased significantly from 2015 when we commenced operations in Shanghai and consequently added a significant number of Traders from mainland China as they could now settle their trades in Renminbi. This trend continued into 2017. Trading volume increased by 501% and trading amount by 483% for the three months ended March 31, 2017 compared to corresponding period in 2016.

In spite of this, total commission revenue increased by only $527,142 or 46% for the three months ended March 31, 2017 to $1,670,613 compared to $1,143,471 for the three months ended March 31, 2016 primarily because of the change in our commission fee policy. From April 1, 2016 onwards, selected Traders pay a predetermined monthly fixed fee for their trades in specific artworks while our other non-VIP Traders continue to pay a commission calculated based on a percentage of transaction value of artworks.

(iii)	Management fee revenue

We charge Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the three-month period ended March 31, 2017, management fee revenue increased by $164,060, from $128,491 for the three months ended March 31, 2016 to $292,551, due to the aforementioned increase in artwork units listed on the platform. This was in spite of the promotions we ran that period. From September 1, 2016 to December 31, 2016, we waived management fees for certain VIP Traders. We recognized these promotions as a reduction of revenue, which was recognized upon the completion of the transactions.

(iv)	Other revenue

During the three-month period ended March 31, 2017, annual fee revenue increased by $322, from $161 for the three-month period ended March 31, 2016 to $483.

During the three-month period ended March 31, 2017, authorized agent subscription was $0 comparing to $321,583 for the three months ended March 31, 2016.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2017 and 2016 was $262,659 and $262,067, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform.

In the third quarter of 2014, we entered into an agreement with a third party service provider, Shenzhen Qianrong Cultural Investment Development Co., Ltd (“Qianrong”), to provide software development services with a total contract amount of $902,592 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of March 31, 2017, nine out of the ten modules have been completed and are operational. This is in comparison to March 31, 2016 when only eight of the ten modules were completed.

We started to capitalize (with a total cost of $1,069,853 (HK$8,295,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2017.

Gross Profit

Gross profit was $4,008,934 for the three months ended March 31, 2017, compared to $3,526,703 for the three months ended March 31, 2016. The increase was due to the higher transaction volume with more artworks trading on our platform.

Listing fees contributed 54.0% of the total revenue for the quarter ended March 31, 2017 compared to 57.9% in the corresponding period in 2016, while commission revenue contributed 39.1% for the quarter ended March 31, 2017 compared to 30.2% in the corresponding period in 2016. Although there was an increase in listing fee and commission revenue in the current period, the positive factors were offset by an increase in our costs and expenses during the same period due to a larger depreciation expense from the addition of platform system modules and equipment. Depreciation increased 30% in the current quarter ended March 31, 2017 compared to the same period in 2016. Consequently, we posted a comparable gross profit margin of 94% for the three months ended March 31, 2017 compared to 93% for the same period in 2016.

Operating Expenses

Selling expenses were $337,527, or 7.9% of net sales, for the three months ended March 31, 2017 compared to $638,209, or 16.8% of net sales, for the comparable period in 2016, a decrease of 8.9%. Selling expenses consist primarily of marketing expenses.

General and administrative expenses for the three months ended March 31, 2017 were $2,573,391 compared to $1,561,373 for the three months ended March 31, 2016. The substantial increase was primarily due to an increase in salaries by $613,828 because of an increase in employee headcount; an increase in office and rental expenses by $253,516 because of the new rented office space for Takung in Hong Kong, Shanghai, Hangzhou and Tianjin; and an increase in travelling expenses by $253,140 which were incurred to attend to the listing of our common stock on the NYSE.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended March 31, 2017 and 2016.

	Three months ended March 31, 2017		Three months ended March 31, 2016
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	78,218	3.0%	138,906	8.9%
Legal and professional fees	299,764	11.6%	247,448	15.9%
Salary and welfare	1,054,344	41.0%	440,516	28.2%
Office, insurance and rental expenses	434,899	16.9%	181,383	11.6%
Non-deductible input VAT expense	2,542	0.1%	-	-%
Traveling and accommodation fees	315,515	12.3%	62,375	4.0%
Share based compensation	286,670	11.1%	440,736	28.2%
Others	101,439	4.0%	50,009	3.2%
Total general and administrative expense	$2,573,391	100.0%	$1,561,373	100.0%

Net Income

We had a net income for the three months ended March 31, 2017 of $873,539 compared to net income of $1,096,052 for the three months ended March 31, 2016.

The decrease in net income during this current period was due to an increase of general and administrative expense by $1,012,018, as discussed in the previous paragraphs.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Three months ended March 31
	2017	2016
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$2,136,684	$1,261,535
Net cash used in investing activities	(209,759)	(409,664)
Effect of exchange rate change on cash and cash equivalents	139,134	47,312
Net increase in cash and cash equivalents	2,066,059	899,183
Cash and cash equivalents, beginning balance	13,395,337	10,769,456
Cash and cash equivalents, ending balance	$15,461,396	$11,668,639

Sources of Liquidity

During the three months ended March 31, 2017, net cash generated from operating activities totaled $2,136,684. Net cash used in investing activities totaled $209,759. No cash was generated from financing activities during the period. The resulting change in cash for the period was an increase of $2,066,059. The cash balance at the beginning of the period was $13,395,337. The cash balance on March 31, 2017 was $15,461,396.

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

As of March 31, 2017, the Company had $28,878,719 in total current liabilities, which comprised of $873,771 in accrued expense and other payables, $18,989,960 in customers’ deposits, $737,533 in advance from customer, $6,354,147 in loan payable, $1,029,416 in amount due to related party and $893,892 in tax payables. As of December 31, 2016, the Company had $30,602,706 in total current liabilities, which included $608,883 in accrued expense and other accruals, $21,743,360 in customers’ deposits, $360,248 in advance from customers, $6,308,513 in short-term borrowings from third parties, $1,031,805 in amount due to related party and $549,897 in tax payables.

The Company had deferred tax liabilities as long-term liability of $56,771 as of March 31, 2017, and $62,618 as of December 31, 2016, respectively. The Company’s total liabilities as of March 31, 2017 and December 31, 2016 amounted to $28,935,490 and $30,665,324, respectively.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Di Xiao and our Chief Financial Officer, Mr.ChunHin Leslie Chow. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the three months ended March 31, 2017 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

TAKUNG ART CO., LTD

Date: May 15, 2017	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer) and Director

Date: May 15, 2017	By:	/s/ Chun Hin Leslie Chow
Chun Hin Leslie Chow
Chief Financial Officer
(Principal Financial Officer)