Form 10-Q
period 2017-06-30
Takung Art Co., Ltd.
filed 2017-08-11
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares of common stock issued and outstanding as of August 11, 2017 is 11,188,882.

FORM 10-Q

TAKUNG ART CO, LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,547,604	$13,395,337
Restricted cash	19,020,425	21,743,360
Account receivables, net	2,509,428	3,058,568
Prepayment and other current assets	1,140,497	968,446
Loan receivables	6,680,115	6,374,046
Total current assets	44,898,069	45,539,757

Non-current assets
Property and equipment, net	2,074,072	2,065,182
Intangible assets	20,409	20,546
Deferred tax assets	266,515	243,772
Other non-current assets	416,517	428,764
Total non-current assets	2,777,513	2,758,264
Total assets	$47,675,582	$48,298,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$992,784	$608,883
Customer deposits	19,020,425	21,743,360
Advance from customers	16,560	360,248
Short-term borrowings from third parties	6,244,811	6,308,513
Amount due to related party	1,024,918	1,031,805
Tax payables	865,267	549,897
Total current liabilities	28,164,765	30,602,706
Deferred tax liabilities	51,759	62,618
Total non-current liabilities	51,759	62,618
Total liabilities	28,216,524	30,665,324

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,188,882 shares issued and outstanding as of June 30, 2017; 11,169,276 shares issued and outstanding as of December 31, 2016)	11,189	11,169
Additional paid-in capital	5,852,488	5,532,426
Retained earnings	14,292,329	13,172,671
Accumulated other comprehensive loss	(696,948)	(1,083,569)
Total stockholders’ equity	19,459,058	17,632,697
Total liabilities and stockholders’ equity	$47,675,582	$48,298,021

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee revenue	$843,205	$3,002,474	$3,151,151	$5,197,538
Commission revenue	1,803,212	926,789	3,473,825	2,070,260
Gross management fee revenue	272,420	431,584	564,971	560,075
Annual fee revenue	236	268	719	429
Authorized agent subscription revenue	-	322,158	-	643,741
Total revenue	2,919,073	4,683,273	7,190,666	8,472,043

Cost of revenue	(267,508)	(275,416)	(530,167)	(537,483)

Gross profit	2,651,565	4,407,857	6,660,499	7,934,560

Operating expenses:
General and administrative expenses	(2,238,889)	(1,770,351)	(4,812,280)	(3,331,724)
Selling expenses	(310,332)	(703,366)	(647,859)	(1,341,575)

Income from operations	102,344	1,934,140	1,200,360	3,261,261

Other income and expenses:
Other income	141,853	99,887	254,211	150,530
Loan interest expense	(153,812)	-	(303,703)	-
Exchange gain (loss)	228,014	(538,006)	348,951	(418,550)
Total other income (loss)	216,055	(438,119)	299,459	(268,020)

Income before provision for income taxes	318,399	1,496,021	1,499,819	2,993,241

Provision for income taxes	(72,280)	(379,178)	(380,161)	(780,346)

Net income	$246,119	$1,116,843	$1,119,658	$2,212,895

Foreign currency translation adjustment	252,094	(3,934)	386,621	8,150

Comprehensive income	$498,213	$1,112,909	$1,506,279	$2,221,045

Earnings per common share– basic	$0.02	$0.11	$0.10	$0.21
Earnings per common share– diluted	0.02	0.10	0.10	0.20
Weighted average number of common shares outstanding-basic	11,188,882	10,632,276	10,963,724	10,632,276
Weighted average number of common shares outstanding-diluted	11,416,886	11,311,385	11,716,288	11,232,989

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

(UNAUDITED)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,119,658	$2,212,895
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	347,906	239,700
Changes in exchange rate	(206,399)	539,986
Stock-based compensation	320,082	659,774
Amortization of prepaid interest expense	161,604	1,663
Changes in operating assets and liabilities:
Account receivables	549,140	(551,839)
Deposit	-	104,079
Prepayment	(159,804)	349,671
Other non-current assets	-	(196,199)
Restricted cash	2,722,935	(9,481,227)
Due from director	-	502
Customer deposits	(2,722,935)	9,481,227
Advance from customer	(343,688)	260,353
Deferred tax assets	(22,743)	(49,709)
Deferred tax liabilities	(10,859)	(45,037)
Tax payable	315,370	309,536
Accrued expenses and other payables	383,901	259,138
Net cash provided by operating activities	2,454,168	4,094,513

Cash flows from investing activities:
Purchase of property and equipment	(343,670)	(884,555)
Purchase of held-to-maturity investments	-	(9,780,466)
Purchase of available-for-sales investment	(35,991,917)	-
Maturity and redemption of available-for-sales investment	35,991,917	-
Loan to third parties	(3,608,264)	-
Repayment from loan to third parties	3,456,109	-
Net cash used in investing activities	(495,825)	(10,665,021)

Effect of exchange rate change on cash and cash equivalents	193,924	(104,339)

Net increase in cash and cash equivalents	2,152,267	(6,674,847)

Cash and cash equivalents, beginning balance	13,395,337	10,769,456

Cash and cash equivalents, ending balance	$15,547,604	$4,094,609

Supplemental cash flows information:
Cash paid for interest	$284,560	$-
Cash paid for income tax	$-	$563,021

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Takung Art Co., Ltd and Subsidiaries (“Takung”, the “Company”, “we”, “us” and “our”), a Delaware corporation (formerly Cardigant Medical Inc.) through Hong Kong Takung Assets and Equity of Artworks Exchange Co., Ltd. (“Hong Kong Takung”), a Hong Kong company and our wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2017 and for the three months ended and six months ended June 30, 2017 and 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations, although the management believes that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2017, its consolidated results of operations and cash flows for the six-month periods ended June 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rates on the balance sheet dates, which are 7.8055 and 7.7534 as of June 30, 2017 and December 31, 2016 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the periods, which are 7.7740 and 7.7671 for the six months ended June 30, 2017 and 2016 respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet dates, which is 6.7793 and 6.9430 as of June 30, 2017 and December 31, 2016 respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the periods, which is 6.8716 and 6.5352 for the six months ended June 30, 2017 and 2016 respectively.

The resulting translation adjustments are reported under accumulated other comprehensive gain in the stockholder’s equity section of the balance sheets.

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

We develop systems solutions for solely internal use. Certain costs incurred in connection with developing or obtaining internal use software are capitalized. Unamortized capitalized costs are included in computer trading and clearing system, within property and equipment, net in the Consolidated Balance Sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software of 5 years. Amortization of these costs is included in depreciation and amortization expense in the Consolidated Statements of Income.

Estimated useful lives are as follows, taking into account the assets' estimated residual value:

Classification	Estimated useful life
Furniture, fixtures and equipment	5 years
Leasehold improvements	Shorter of the remaining lease terms and the estimated 3 years
Computer trading and clearing system	5 years

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during six-month period ended June 30, 2017 and 2016.

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

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

Stock-based Compensation:   In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its condensed consolidated financial statements.

Except for the ASU above, in the period from January 1, 2017 to August 2017, the FASB has issued ASU No. 2017-01 through ASU 2017-011, which are not expected to have a material impact on the consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets mainly consist of the prepaid services for development, maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets. The prepayment was $1,140,497 and $968,446 as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017	December 31, 2016
	(Unaudited)
Advertising and promotional services	536,470	296,163
Prepaid professional fee	185,937	-
Prepaid rental expense	145,009	60,822
Prepaid insurance	102,805	31,082
Prepaid maintenance of trading system	50,017	17,514
Staff advance	4,790	28,806
Prepaid financial advisory and banking services	97,884	201,808
Short-term borrowings to third party	-	259,254
Other current assets	17,585	72,997
Prepayment and other current assets	$1,140,497	$968,446

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Listing fee	$434,309	$1,403,255
Authorized agent subscription revenue	924,751	995,453
Monthly commission fee	1,096,223	605,677
Others	54,145	54,183
Less: allowance for doubtful accounts	-	-
Account receivables, net	$2,509,428	$3,058,568

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	June 30, 2017 (USD)	December 31, 2016 (USD)	Annual Interest Rate	Repayment Due Date
				(Unaudited)
7/15/2016	Xiaohui Wang	Shanghai Takung	10,080,000	$-	$1,451,822	0%	3/31/2017
8/24/2016	Xiaohui Wang	Shanghai Takung	13,350,000	$-	$1,922,800	0%	3/31/2017
11/14/2016	Xiaohui Wang	Shanghai Takung	10,275,000	$1,515,643	$1,479,908	0%	10/31/2017
12/9/2016	Xiaohui Wang	Tianjin Takung	10,550,000	$1,556,208	$1,519,516	0%	11/30/2017
1/4/2017	Xiaohui Wang	Tianjin Takung	24,461,505	$3,608,264	$-	0%	12/31/2017
			Total	$6,680,115	$6,374,046

All the transactions were aimed to meet the Company’s working capital needs in US Dollars.

•	The interest-free loans (the “RMB Loans”) that Shanghai Takung and Tianjin Takung entered were guaranteed by Chongqing Wintus (New Star) Enterprises Group (“Chongqing”). Xiaohui Wang (“Ms. Wang”) is a national of the People’s Republic of China. Ms. Wang is a shareholder and the legal representative of Chongqing. Both Chongqing and Ms. Wang are the non-related parties to the Company.

•	In the meantime, Hong Kong Takung entered into loan agreements (the “US Dollar Loans”) with Merit Crown Limited, a Hong Kong company (“Merit Crown) with interest accruing at a rate of 8% per annum (See Note 8). Merit Crown is a non-related party to the Company.

Through an understanding between Ms. Wang and Merit Crown, the US Dollar Loans are “secured” by the RMB Loans. It is the understanding between the parties that when the US Dollar Loans are repaid, the RMB Loans will be repaid at the same time.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Furniture, fixtures and equipment	$149,378	$100,386
Leasehold improvements	352,086	298,965
Computer trading and clearing system	3,054,061	2,802,430
Sub-total	3,555,525	3,201,781
Less: accumulated depreciation	(1,481,453)	(1,136,599)
Property and equipment, net	$2,074,072	$2,065,182

Depreciation expense was $179,764 and $136,727 for the three months ended June 30, 2017 and 2016, respectively, and $347,906 and $239,700 for the six months ended June 30, 2017 and 2016, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2017 and December 31, 2016 consisted of:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Trading and clearing system	$89,664	$61,735
Accruals for professional fees	98,037	49,952
Accruals for consulting fees	299,869	290,773
Accruals for rental	47,006	7,613
Payroll payables	355,100	141,022
Accruals for business trip expense	29,606	-
Other payables	73,502	57,788
Total accrued expenses, account & other payables	$992,784	$608,883

8. SHORT-TERM BORROWINGS FROM THIRD PARTIES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (HKD)	June 30, 2017 (USD)	December 31, 2016 (USD)	Annual Interest Rate	Repayment Due Date
				(Unaudited)
7/15/2016	Hong Kong Takung	Merit Crown Limited	11,700,000	$1,498,943	$1,509,015	8%	12/31/2017
8/24/2016	Hong Kong Takung	Merit Crown Limited	15,596,100	$1,998,091	$2,011,518	8%	12/31/2017
11/18/2016	Hong Kong Takung	Merit Crown Limited	11,479,102	$1,470,643	$1,480,525	8%	10/31/2017
12/9/2016	Hong Kong Takung	Merit Crown Limited	11,787,600	$1,510,166	$1,520,314	8%	11/30/2017

	Less: Discount loan payable			$233,032	$212,859

			Total	$6,244,811	$6,308,513

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

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of June 30, 2017 and December 31, 2016. The fair values of the short-term borrowings approximate their carrying amounts. The weighted average short-term borrowing was $6,244,811 and $1,678,803 for the six months period ended June 30, 2017 and year ended December 31, 2016, respectively. The interest expenses for the short-term borrowings were $131,564 and $0 for the three months ended June 30, 2017 and 2016, respectively and $261,121 and $0 for the six months ended June 30, 2017 and 2016, respectively.

9. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of related parties to which the Company has transactions with:

(a) Jianping Mao (“Mao”), the wife of the Vice General Manager of Hong Kong Takung.

Amount due to related party

Amount due to related party consisted of the following as of the periods indicated:

	June 30, 2017	December 31, 2016
	(Unaudited)
Mao (a)	$1,024,918	$1,031,805
Total	1,024,918	1,031,805

Related party transactions

There were no significant transactions with related parties during six months ended June 30, 2017 and 2016.

10. INCOME TAXES

United States of America

As of June 30, 2017 and December 31, 2016, the Company in the United States had $3,603,591 and $2,212,890 in net operating loss carried forward available to offset future taxable income, respectively. Federal net operating losses can generally be carried forward twenty years. The federal corporate net operating loss carryover is expired in 20 taxable years following the taxable year of the loss.

The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided a full valuation allowance for the deferred tax assets arising from the losses at the U.S. during the six months ended June 30, 2017 and year ended December 31, 2016 amounting to $1,267,451 and $962,012, respectively. Accordingly, the Company has no net deferred tax assets under the US entity.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the six months ended June 30, 2017 and 2016, if applicable.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25%.

The income tax provision consists of the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$63,765	$473,294	$413,763	$876,927
Deferred	8,515	(94,116)	(33,602)	(96,581)

Total Provision for Income Taxes	$72,280	$379,178	$380,161	$780,346

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income before income tax expense	$318,399	$1,496,021	$1,499,819	$2,993,241

Computed tax expense with statutory tax rate	52,537	246,843	247,472	493,885
Impact of different tax rates in other jurisdictions	(8,506)	(89,725)	(161,600)	(231,889)

Non-deductible items:
Tax effect of non-deductible expenses	164,382	(26,317)	184,900	21,625
Previous years unrecognized taxation effect	(196,050)	-	(196,050)	-
Changes in valuation allowance	59,917	248,377	305,439	496,725

Total Provision for Income Taxes	$72,280	$379,178	$380,161	$780,346

11. COMMITMENTS AND CONTINGENCIES

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of June 30, 2017 are payable as follows:

Six months ending December 31, 2017	$466,764

Year ending December 31, 2018	660,002

Year ending December 31, 2019	161,672

Year ending December 31, 2020	14,751

Year ending December 31, 2021	14,751

Year ending December 31, 2022 and thereafter	52,242

Total	$1,370,182

Rental expense of the Company was $203,607 and $111,987 for the three months ended June 30, 2017 and 2016, respectively, and $428,154 and $228,926 for the six months ended June 30, 2017 and 2016, respectively.

12. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$246,119	1,116,843	$1,119,658	2,212,895

Denominator:
Weighted-average shares outstanding
Weighted-average shares outstanding - Basic	11,188,882	10,632,276	10,963,724	10,632,276
Stock options and restricted shares	228,004	679,109	752,564	600,713
Weighted-average shares outstanding - Diluted	11,416,886	11,311,385	11,716,288	11,232,989

Earnings per share
-Basic	0.02	0.11	0.10	0.21
-Diluted	0.02	0.10	0.10	0.20

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

There were dilutive effects of 487,000 shares for the six months period ended June 30, 2017 and 2016. The 487,000 restricted shares of Common Stock (the “Compensation Shares”) related to the Consulting Agreement with Regeneration Capital Group, LLC (“Regeneration”) were placed in an escrow account and were subject to Regeneration’s performance condition. The shares were released from escrow account and transferred to Regeneration since the Company successfully listed on NYSE on March 22, 2017.

13. SUBSEQUENT EVENT

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports filed by us from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors as they relate to our industry, our operations and results of operations, and any businesses that we may acquire. Should one or more of the events described in these risk factors materialize, or should our underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Our headquarters are located in Hong Kong, Special Administrative Region, People’s Republic of China and we conduct our business primarily in Hong Kong, Shanghai and Tianjin. Recently, we set up a new office in Hangzhou to conduct technology development. Our principal executive offices are located at Flat/RM 03-04, 20/F, Hutchison House, 10 Harcourt Road, Central Hong Kong.

Our common stock began trading on the NYSE American under the symbol “TKAT” on March 22, 2017.

Results of Operation of Takung

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month and six-month period ended June 30, 2017 and 2016 and related notes thereto.

THREE-MONTH PERIOD ENDED JUNE 30, 2017 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2016

Revenue

The following tables set forth our consolidated statements of income data:

	Three Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	$2,919,073	$4,683,273
Cost of revenue	(267,508)	(275,416)
Selling expense	(310,332)	(703,366)
General and administrative expense	(2,238,889)	(1,770,351)
Total costs and expenses	(2,816,729)	(2,749,133)
Income from operations	102,344	1,934,140
Interest and other income (loss), net	216,055	(438,119)
Income before provision for income taxes	318,399	1,496,021
Provision for income taxes	(72,280)	(379,178)
Net income	$246,119	$1,116,843

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	Three Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	100%	100%
Cost of revenue – Direct revenue	(9)	(6)
Selling expense	(11)	(15)
General and administrative expense	(76)	(38)
Total costs and expenses	(96)	(59)
Income from operations	4	41
Interest and other income (loss), net	6	(9)
Income before provision for income taxes	10	32
Provision for income taxes	(2)	(8)
Net income	8%	24%

Listing fee revenue was $843,205 and $3,002,474; commission revenue was $1,803,212 and $926,789; gross management fee revenue was $272,420 and $431,584; annual fee revenue was $236 and $268; authorized agent subscription revenue was $0 and $322,158 for the three months ended June 30, 2017 and 2016, respectively.

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks.

During the three months ended June 30, 2017, there were 2 pieces of painting, 7 pieces of precious stones and 5 pieces of jewelry listed on our platform. Their total listing values were $514,537 (HK$4,000,000) for the 2 pieces of painting, $1,029,073 (HK$ 8,000,000) for the 7 pieces of precious stones and $295,859 (HK$2,300,000) for the 5 pieces of jewelry, of which 46%-47% (for the 2 pieces of painting), 41.9%-47% (for the 7 pieces of precious stones) and 41%-45% (for the 5 pieces of jewelry) of the listed values were charged as listing fees, respectively.

Compared to the corresponding period ended June 30, 2016, there were 7 pieces of painting, 32 pieces of precious stones, 3 pieces of jewelry, 2 pieces of antique mammoth ivory carvings, 6 pieces of amber, and 2 pieces of porcelain painting in pastel successfully listed on our system. The total listing values were $1,416,229 (HK$11,000,000) for the 7 pieces of painting, $3,128,580 (HK$24,300,000) for the 32 pieces of precious stones, $502,118 (HK$3,900,000) for the 3 pieces of jewelry, $386,244 (HK$3,000,000) for 2 pieces of antique mammoth ivory carvings, $1,673,726 (HK$13,000,000) for 6 pieces of amber, and $334,745 (HK$2,600,000) for 2 pieces of porcelain painting in pastel, of which 48% (for the 7 pieces of painting) ,30%-32.5% (for the 32 pieces of precious stones), 45%-46% (for the 3 pieces of jewelry), 47% (for the 2 pieces of antique mammoth ivory carvings), 45%-46% (for the 6 pieces of amber), and 45%-46% (for 2 piece of porcelain painting in pastel) of the listed values were charged as listing fees, respectively.

The decrease in number of pieces listed, listing values and corresponding listing fees charged during the three months ended June 30, 2017 compared to the same period ended June 30, 2016 resulted in a decrease in listing fee revenue in the current period. The decrease in number of pieces listed was due to a new listing category (“A-tier”) implemented on July 3, 2017. A-tier is aim to meet an elevated set of standards including higher levels of liquidity, market value, number of owners and number of VIP traders. Therefore, some artworks were deferred its listing until July.

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

Our trading volume and transaction value amounts increased significantly from 2015 when we commenced operations in Shanghai and consequently added a significant number of Traders from mainland China as they could now settle their trades in Renminbi. This trend continued into 2017. Trading volume increased by 365% and trading amount by 223% for the three months ended June 30, 2017 compared to corresponding period in 2016.

In spite of this, total commission revenue increased by $876,423 or 95% for the three months ended June 30, 2017 to $1,803,212 compared to $926,789 for the three months ended June 30, 2016 primarily because of the change in our commission fee policy. From April 1, 2016 onwards, selected Traders pay a predetermined monthly fixed fee for their trades in specific artworks while our other non-VIP Traders continue to pay a commission calculated based on a percentage of transaction value of artworks.

(iii)	Management fee revenue

We charge Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the three-month period ended June 30, 2017, management fee revenue decreased by $159,164, from $431,584 for the three months ended June 30, 2016 to $272,420. From September 1, 2016, we waived management fees for certain VIP Traders. We recognized these promotions as a reduction of revenue, which was recognized upon the completion of the transactions. Although the listed artworks increased, the management fee decreased by the promotions.

(iv)	Other revenue

During the three-month period ended June 30, 2017, annual fee revenue decreased by $32, from $268 for the three-month period ended June 30, 2016 to $236.

During the three-month period ended June 30, 2017, authorized agent subscription was $0 comparing to $322,158 for the three months ended June 30, 2016.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2017 and 2016 was $267,508 and $275,416, respectively. Our cost of revenue primarily includes internet service fee, depreciation and amortization of hardware and software for our trading platform.

In the third quarter of 2014, we entered into an agreement with a third party service provider, Shenzhen Qianrong Cultural Investment Development Co., Ltd (“Qianrong”), to provide software development services with a total contract amount of $902,592 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of June 30, 2017 and 2016, nine out of the ten modules have been completed and are operational. We capitalized (with a total cost of $1,069,853 (HK$8,295,000)) and amortized these costs once the modules were completed.

Gross Profit

Gross profit was $2,651,565 for the three months ended June 30, 2017, compared to $4,407,857 for the three months ended June 30, 2016. The decrease was due to the less artworks listed on our platform.

Listing fees contributed 28.9% of the total revenue for the three months ended June 30, 2017 compared to 64.1% in the corresponding period in 2016, while commission revenue contributed 61.8% for the three months ended June 30, 2017 compared to 19.8% in the corresponding period in 2016. Although there was an increase in commission revenue in the current period, the positive factors were offset by a decrease in listing fees due to less artworks listing on the platform during the current period. Consequently, we posted a comparable gross profit margin of 91% for the three months ended June 30, 2017 compared to 94% for the same period in 2016.

Operating Expenses

Selling expenses were $310,332, or 11% of net sales, for the three months ended June 30, 2017 compared to $703,366, or 15% of net sales, for the comparable period in 2016, a decrease of 4%. Selling expenses consist primarily of marketing expenses.

General and administrative expenses for the three months ended June 30, 2017 were $2,238,889 compared to $1,770,351 for the three months ended June 30, 2016. The substantial increase was primarily due to an increase in salaries by $442,027 because of an increase in employee headcount and an increase in travelling expenses by $126,355 which were incurred to attend to the listing of our common stock on the NYSE American.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended June 30, 2017 and 2016.

	Three months ended June 30, 2017		Three months ended June 30, 2016
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	$62,953	2.8%	$129,895	7.3%
Legal and professional fees	215,636	9.6%	234,130	13.2%
Salary and welfare	1,103,599	49.3%	661,572	37.4%
Office, insurance and rental expenses	387,615	17.3%	382,345	21.6%
Non-deductible input VAT expense	6,903	0.3%	-	-%
Traveling and accommodation fees	176,655	7.9%	50,300	2.8%
Share based compensation	137,353	6.1%	219,039	12.4%
Others	148,175	6.7%	93,070	5.3%
Total general and administrative expense	$2,238,889	100.0%	$1,770,351	100.0%

Net Income

We had a net income for the three months ended June 30, 2017 of $246,119 compared to net income of $1,116,843 for the three months ended June 30, 2016.

The decrease in net income during this current period was due to a decrease of revenue by $1,764,200, as discussed in the previous paragraphs.

SIX-MONTH PERIOD ENDED JUNE 30, 2017 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2016

Revenue

The following tables set forth our consolidated statements of income data:

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	$7,190,666	$8,472,043
Cost of revenue	(530,167)	(537,483)
Selling expense	(647,859)	(1,341,575)
General and administrative expense	(4,812,280)	(3,331,724)
Total costs and expenses	(5,990,306)	(5,210,782)
Income from operations	1,200,360	3,261,261
Interest and other income (loss), net	299,459	(268,020)
Income before provision for income taxes	1,499,819	2,993,241
Provision for income taxes	(380,161)	(780,346)
Net income	$1,119,658	$2,212,895

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	100%	100%
Cost of revenue – Direct revenue	(7)	(6)
Selling expense	(9)	(17)
General and administrative expense	(67)	(39)
Total costs and expenses	(83)	(62)
Income from operations	17	38
Interest and other income (loss), net	4	(3)
Income before provision for income taxes	21	35
Provision for income taxes	(5)	(9)
Net income	16%	26%

Listing fee revenue was $3,151,151 and $5,197,538; commission revenue was $3,473,825 and $2,070,260; gross management fee revenue was $564,971 and $560,075; annual fee revenue was $719 and $429; authorized agent subscription revenue was $0 and $643,741 for the six months ended June 30, 2017 and 2016, respectively.

(i)	Listing fee revenue

During the six months ended June 30, 2017, there were 32 sets of artwork listed for trade on our platform —comprising 2 sets of paintings and calligraphies, with a total listing value of $514,537 (HK$4,000,000), 15 pieces of jewelry with a total listing value of $5,531,268 (HK$43,000,000), 14 pieces of precious stones with a total listing value of $2,083,873 (HK$16,200,000) and 1 piece of porcelains with a total listing value of $38,590 (HK$300,000), of which 46%-47% (for 2 piece of paintings), 33.5%-47.2% (for the 15 pieces of jewelry), 31.5%-47% (for the 14 pieces of precious stones) and 46% (for the 1 pieces of porcelains) of the listed values were charged as listing fees, respectively.

Compared to the corresponding period ended June 30, 2016, there were 8 pieces of painting, 45 pieces of precious stones, 6 pieces of jewelry, 3 pieces of antique mammoth ivory carvings, 11 pieces of amber, and 2 pieces of porcelain painting in pastel successfully listed on our system. The total listing values were $1,544,978 (HK$12,000,000) for 8 pieces of painting, $4,699,307 (HK$36,500,000) for the 45 pieces of precious stones, $1,068,609 (HK$8,300,000) for the 6 pieces of jewelry, $514,993 (HK$4,000,000) for the 3 pieces of antique mammoth ivory carvings, $4,261,563 (HK$33,100,000) for 11 pieces of amber, and $334,745 (HK$2,600,000) for 2 pieces of porcelain painting in pastel, of which 48% (for the 8 pieces of painting), 29%-47% (for the 45 pieces of precious stones), 45%-46% (for the 6 pieces of jewelry), 47% (for the 3 pieces of antique mammoth ivory carvings), 45%-48% (for the 11 pieces of amber), and 45%-46% (for 2 pieces of porcelain painting in pastel) of the listed values were charged as listing fees, respectively.

The decrease in number of pieces listed, listing values and corresponding listing fees charged during the six months ended June 30, 2017 compared to the same period ended June 30, 2016 resulted in a decrease in listing fee revenue in the current period. The decrease in number of pieces listed was due to a new listing category (“A-tier”) implemented on July 3, 2017. A-tier is aim to meet an elevated set of standards including higher levels of liquidity, market value, number of owners and number of VIP traders. Therefore, some artworks were deferred its listing until July.

(ii)	Commission fee revenue

Our trading volume and transaction value amounts increased significantly from 2015 when we commenced operations in Shanghai and consequently added a significant number of Traders from mainland China as they could now settle their trades in Renminbi. This trend continued into 2017. Trading volume increased by 427% and trading amount increased by 324% for the six months ended June 30, 2017 compared to corresponding period in 2016.

In spite of this, total commission revenue increased by $1,403,565 or 68% for the six months ended June 30, 2017 to $3,473,825 compared to $2,070,260 for the six months ended June 30, 2016 primarily because of the change in our commission fee policy. From April 1, 2016 onwards, selected Traders pay a predetermined monthly fixed fee for their trades in specific artworks while our other non-VIP Traders continue to pay a commission calculated based on a percentage of transaction value of artworks.

(iii)	Management fee revenue

During the six-month period ended June 30, 2017, management fee revenue increased by $4,896, from $560,075 for the six months ended June 30, 2016 to $564,971. From September 1, 2016, we waived management fees for certain VIP Traders. We recognized these promotions as a reduction of revenue, which was recognized upon the completion of the transactions. Therefore, the management fee increased slightly with the increased listed artworks albeit with the promotions.

(iv)	Other revenue

During the six-month period ended June 30, 2017, annual fee revenue increased by $290, from $429 for the six-month period ended June 30, 2016 to $719.

During the six-month period ended June 30, 2017, authorized agent subscription was $0 comparing to $643,741 for the six months ended June 30, 2016.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2017 and 2016 was $530,167 and $537,483, respectively. Our cost of revenue primarily includes internet service fee, depreciation and amortization of hardware and software for our trading platform.

In the third quarter of 2014, we entered into an agreement with a third party service provider, Shenzhen Qianrong Cultural Investment Development Co., Ltd (“Qianrong”), to provide software development services with a total contract amount of $902,592 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of June 30, 2017 and 2016, nine out of the ten modules have been completed and are operational. We capitalized (with a total cost of $1,069,853 (HK$8,295,000)) and amortized these costs once the modules were completed.

Gross Profit

Gross profit was $6,660,499 for the six months ended June 30, 2017, compared to $7,934,560 for the six months ended June 30, 2016. The decrease was due to the less artworks listed on our platform.

Listing fees contributed 43.8% of the total revenue for the six months ended June 30, 2017 compared to 61.3% in the corresponding period in 2016, while commission revenue contributed 48.3% for the six months ended June 30, 2017 compared to 24.4% in the corresponding period in 2016. Although there was an increase in commission revenue in the current period, the positive factors were offset by a decrease in listing fees due to less artworks listing on the platform during the current period. Consequently, we posted a comparable gross profit margin of 93% for the six months ended June 30, 2017 compared to 94% for the same period in 2016.

Operating Expenses

Selling expenses were $647,859, or 9% of net sales, for the six months ended June 30, 2017 compared to $1,341,575, or 17% of net sales, for the comparable period in 2016, a decrease of 8%. Selling expenses consist primarily of marketing expenses.

General and administrative expenses for the six months ended June 30, 2017 were $4,812,280 compared to $3,331,724 for the three months ended June 30, 2016. The substantial increase was primarily due to an increase in salaries by $1,055,855 because of an increase in employee headcount and an increase in travelling expenses by $379,495 which were incurred to attend to the listing of our common stock on the NYSE American.

The following table sets forth the main components of the Company’s general and administrative expenses for the six months ended June 30, 2017 and 2016.

	Six months ended June 30, 2017		Six months ended June 30, 2016
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	$141,171	2.9%	$268,801	8.1%
Legal and professional fees	515,400	10.7%	481,578	14.5%
Salary and welfare	2,157,943	44.8%	1,102,088	33.1%
Office, insurance and rental expenses	822,514	17.1%	563,728	16.9%
Non-deductible input VAT expense	9,445	0.2%	-	-%
Traveling and accommodation fees	492,170	10.2%	112,675	3.4%
Share based compensation	424,023	8.8%	659,775	19.8%
Others	249,614	5.3%	143,079	4.2%
Total general and administrative expense	$4,812,280	100.0%	$3,331,724	100.0%

Net Income

We had a net income for the six months ended June 30, 2017 of $1,119,658 compared to net income of $2,212,895 for the six months ended June 30, 2016.

The decrease in net income during this current period was due to a decrease of revenue by $1,281,377, as discussed in the previous paragraphs.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Six months ended June 30
	2017	2016
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$2,454,168	$4,094,513
Net cash used in investing activities	(495,825)	(10,665,021)
Effect of exchange rate change on cash and cash equivalents	193,924	(104,339)
Net increase (decrease) in cash and cash equivalents	2,152,267	(6,674,847)
Cash and cash equivalents, beginning balance	13,395,337	10,769,456
Cash and cash equivalents, ending balance	$15,547,604	$4,094,609

Sources of Liquidity

During the six months ended June 30, 2017, net cash generated from operating activities totaled $2,454,168. Net cash used in investing activities totaled $495,825. No cash was generated from financing activities during the period. The resulting change in cash for the period was an increase of $2,152,267. The cash balance at the beginning of the period was $13,395,337. The cash balance on June 30, 2017 was $15,547,604.

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

As of June 30, 2017, the Company had $28,164,765 in total current liabilities, which comprised of $992,784 in accrued expense and other payables, $19,020,425 in customers’ deposits, $16,560 in advance from customer, $6,244,811 in loan payable, $1,024,918 in amount due to related party and $865,267 in tax payables. As of December 31, 2016, the Company had $30,602,706 in total current liabilities, which included $608,883 in accrued expense and other accruals, $21,743,360 in customers’ deposits, $360,248 in advance from customers, $6,308,513 in short-term borrowings from third parties, $1,031,805 in amount due to related party and $549,897 in tax payables.

The Company had deferred tax liabilities as long-term liability of $51,759 as of June 30, 2017, and $62,618 as of December 31, 2016, respectively. The Company’s total liabilities as of June 30, 2017 and December 31, 2016 amounted to $28,216,524 and $30,665,324, respectively.

The Company is aware of events or uncertainties which may affect its future liquidity because of capital controls in the PRC. The Renminbi is only currently convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of “current account transactions”, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our stockholders, including holders of our shares of common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our PRC subsidiaries.

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

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Di Xiao and our Chief Financial Officer, Mr. Chun Hin Leslie Chow. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2017 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

TAKUNG ART CO., LTD

Date: August 11, 2017	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer) and Director

Date: August 11, 2017	By:	/s/ Chun Hin Leslie Chow
Chun Hin Leslie Chow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

