Form 10-Q
period 2017-09-30
Takung Art Co., Ltd.
filed 2017-11-14
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares of common stock issued and outstanding as of November 14, 2017 is 11,188,882.

FORM 10-Q

TAKUNG ART CO, LTD

PART I –FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,887,890	$13,395,337
Restricted cash	19,057,733	21,743,360
Account receivables, net	3,732,569	3,058,568
Prepayment and other current assets	870,231	968,446
Loan receivables	6,806,623	6,374,046
Total current assets	45,355,046	45,539,757

Non-current assets
Property and equipment, net	2,104,107	2,065,182
Intangible assets	20,394	20,546
Deferred tax assets	294,676	243,772
Other non-current assets	535,420	428,764
Total non-current assets	2,954,597	2,758,264
Total assets	$48,309,643	$48,298,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$780,800	$608,883
Customer deposits	19,057,733	21,743,360
Advance from customers	-	360,248
Short-term borrowings from third parties	6,371,900	6,308,513
Amount due to related party	1,085,480	1,031,805
Taxes payable	1,094,885	549,897
Total current liabilities	28,390,798	30,602,706
Deferred tax liabilities	45,301	62,618
Total non-current liabilities	45,301	62,618
Total liabilities	28,436,099	30,665,324

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,188,882 shares issued and outstanding as of September 30, 2017; 11,169,276 shares issued and outstanding as of December 31, 2016)	11,189	11,169
Additional paid-in capital	5,928,455	5,532,426
Retained earnings	14, 229,809	13,172,671
Accumulated other comprehensive loss	(295,909)	(1,083,569)
Total stockholders’ equity	19,873,544	17,632,697
Total liabilities and stockholders’ equity	$48,309,643	$48,298,021

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee revenue	$1,455,498	$2,968,534	$4,606,649	$8,166,072
Commission revenue	1,496,826	1,669,698	4,970,651	3,739,958
Gross management fee revenue	402,547	781,219	967,518	1,341,294
Annual fee revenue	140	440	859	869
Authorized agent subscription revenue	-	322,318	-	966,059
Total revenue	3,355,011	5,742,209	10,545,677	14,214,252

Cost of revenue	(292,168)	(285,252)	(822,335)	(822,735)

Gross profit	3,062,843	5,456,957	9,723,342	13,391,517

Operating expenses:
General and administrative expenses	(2,498,848)	(1,744,965)	(7,311,128)	(5,076,689)
Selling expenses	(624,151)	(652,207)	(1,272,010)	(1,993,782)

Income (loss) from operations	(60,156)	3,059,785	1, 140,204	6,321,046

Other income and expenses:
Other income	186,259	163,738	440,470	314,268
Loan interest expense	(152,059)	(62,670)	(455,762)	(62,670)
Exchange gain (loss)	177,652	(112,384)	526,603	(530,934)
Total other income (loss)	211,852	(11,316)	511,311	(279,336)

Income before income taxes	151,696	3,048,469	1,651,515	6,041,710

Income tax (expense) benefit	(124,662)	(596,732)	(594,377)	(1,377,078)

Net income	$27,034	$2,451,737	$1,057,138	$4,664,632

Foreign currency translation adjustment	311,485	10,172	787,660	18,322

Comprehensive income	$338,519	$2,461,909	$1,844,798	$4,682,954

Earnings per common share– basic	$0.00	$0.23	$0.10	$0.44
Earnings per common share– diluted	0.00	0.22	0.09	0.41
Weighted average number of common shares outstanding-basic	11,188,882	10,632,276	11,039,880	10,632,276
Weighted average number of common shares outstanding-diluted	11,248,688	11,365,597	11,398,082	11,277,845

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities:
Net cash provided by operating activities	1,028,524	5,635,391

Cash flows from investing activities:
Purchase of property and equipment	(455,255)	(976,460)
Purchase of held-to-maturity investments	-	(14,995,876)
Purchase of available-for-sales investment	(53,501,874)	(299,918)
Maturity and redemption of available-for-sales investment	53,501,874	-
Maturity and redemption of held-to-maturity investments	-	14,995,876
Loan to third parties	(3,518,325)	-
Repayment from loan to third parties	3,412,070	-
Net cash used in investing activities	(561,510)	(1,276,378)

Cash Flows from financing activities:
Proceeds from short-term borrowings	-	3,519,580
Proceeds from related party loans	-	2,340,895
Loan to third parties	-	(3,513,534)
Net cash provided by financing activities	-	2,346,941

Effect of exchange rate change on cash and cash equivalents	1,025,539	(644,375)

Net increase in cash and cash equivalents	1,492,553	6,061,579

Cash and cash equivalents, beginning balance	13,395,337	10,769,456

Cash and cash equivalents, ending balance	$14,887,890	$16,831,035

Supplemental cash flows information:
Cash paid for interest	$212,954	$-
Cash paid for income tax	$136,453	$562,994

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Takung Art Co., Ltd and Subsidiaries (“Takung”, the “Company”, “we”, “us” and “our”), a Delaware corporation (formerly Cardigant Medical Inc.) through Hong Kong Takung Art Company Limited (formerly Hong Kong Takung Assets and Equity of Artworks Exchange Co., Ltd.) (“Hong Kong Takung”), a Hong Kong company and our wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2017 and for the three months ended and nine months ended September 30, 2017 and 2016 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to such rules and regulations, although the management believes that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited interim condensed consolidated financial position as of September 30, 2017, its consolidated results of operations and cash flows for the nine-month periods ended September 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

3. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets mainly consist of the prepaid services for development, maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

	September 30, 2017	December 31, 2016
	(Unaudited)
Advertising and promotional services	438,741	296,163
Prepaid professional fee	144,706	-
Prepaid rental expense	82,793	60,822
Prepaid insurance	54,875	31,082
Prepaid maintenance of trading system	78,784	17,514
Staff advance	11,263	28,806
Prepaid financial advisory and banking services	39,153	201,808
Short-term borrowings to third party	-	259,254
Other current assets	19,916	72,997
Prepayment and other current assets	$870,231	$968,446

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Listing fee	$1,562,924	$1,403,255
Authorized agent subscription revenue	924,100	995,453
Monthly commission fee	1,422,750	605,677
Others	63,323	54,183
Less: allowance for doubtful accounts	(240,528)	-
Account receivables, net	$3,732,569	$3,058,568

Management reviewed the collectability of the receivables periodically, and identified certain inactive traders during this quarter. Management considered the receivables due from these traders are uncertain and provided bad debt provision of $240,528 for the three and nine months ended September 30, 2017.

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	September 30, 2017 (USD)	December 31, 2016 (USD)	Annual Interest Rate	Repayment Due Date
				(Unaudited)
7/15/2016	Xiaohui Wang	Shanghai Takung	10,080,000	$-	$1,451,822	0%	3/31/2017
8/24/2016	Xiaohui Wang	Shanghai Takung	13,350,000	$-	$1,922,800	0%	3/31/2017
11/14/2016	Xiaohui Wang	Shanghai Takung	10,275,000	$1,544,346	$1,479,908	0%	10/31/2017
12/9/2016	Xiaohui Wang	Tianjin Takung	10,550,000	$1,585,680	$1,519,516	0%	11/30/2017
1/4/2017	Xiaohui Wang	Tianjin Takung	24,461,505	$3,676,597	$-	0%	12/31/2017
			Total	$6,806,623	$6,374,046

All the transactions were aimed to meet the Company’s working capital needs in US Dollar, which is freely convertible to Hong Kong Dollar.

•	The interest-free loans (the “RMB Loans”) that Shanghai Takung and Tianjin Takung entered were guaranteed by Chongqing Wintus (New Star) Enterprises Group (“Chongqing”). Xiaohui Wang (“Ms. Wang”) is a national of the People’s Republic of China. Ms. Wang is a shareholder and the legal representative of Chongqing. Both Chongqing and Ms. Wang are the non-related parties to the Company.

•	In the meantime, Hong Kong Takung entered into loan agreements (the “US Dollar Loans”) with Merit Crown Limited, a Hong Kong company (“Merit Crown) with interest accruing at a rate of 8% per annum (See Note 8). Merit Crown is a non-related party to the Company.

Through an understanding between Ms. Wang and Merit Crown, the US Dollar Loans are “secured” by the RMB Loans. It is the understanding between the parties that when the US Dollar Loans are repaid, the RMB Loans will be repaid at the same time.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Furniture, fixtures and equipment	$157,736	$100,386
Leasehold improvements	402,597	298,965
Computer trading and clearing system	3,220,318	2,802,430
Sub-total	3,780,651	3,201,781
Less: accumulated depreciation	(1,676,544)	(1,136,599)
Property and equipment, net	$2,104,107	$2,065,182

Depreciation expense amounted to  $190,626 and $133,608 for the three months ended September 30, 2017 and 2016, respectively, and $538,532 and $373,308 for the nine months ended September 30, 2017 and 2016, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of September 30, 2017 and December 31, 2016 consisted of:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Trading and clearing system	$54,688	$61,735
Accruals for professional fees	19,972	49,952
Accruals for consulting fees	297,461	290,773
Payroll payables	295,722	141,022
Accruals for business trip expense	23,722	-
Other payables	89,235	65,401
Total accrued expenses and other payables	$780,800	$608,883

8. SHORT-TERM BORROWINGS FROM THIRD PARTIES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (HKD)	September 30, 2017 (USD)	December 31, 2016 (USD)	Annual Interest Rate	Repayment Due Date
				(Unaudited)
7/15/2016	Hong Kong Takung	Merit Crown Limited	11,700,000	$1,497,888	$1,509,015	8%	12/31/2017
8/24/2016	Hong Kong Takung	Merit Crown Limited	15,596,100	$1,996,684	$2,011,518	8%	12/31/2017
11/18/2016	Hong Kong Takung	Merit Crown Limited	11,479,102	$1,469,607	$1,480,525	8%	10/31/2017
12/9/2016	Hong Kong Takung	Merit Crown Limited	11,787,600	$1,509,103	$1,520,314	8%	11/30/2017

	Less: Discount loan payable			$101,382	$212,859

			Total	$6,371,900	$6,308,513

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

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of September 30, 2017 and December 31, 2016. The fair values of the short-term borrowings approximate their carrying amounts. The weighted average short-term borrowing was $6,419,099 and $1,678,803 for the nine months period ended September 30, 2017 and year ended December 31, 2016, respectively. The interest expenses for the short-term borrowings were $133,174 and $62,670 for the three months ended September 30, 2017 and 2016, respectively and $394,295 and $62,670 for the nine months ended September 30, 2017 and 2016, respectively.

On October 30, 2017, Hong Kong Takung entered into agreements with both Merit Crown Limited and Ms. Wang to extend the US Dollar Loan and RMB Loan (see Note 5) with the original maturity date on October 31, 2017, to October 31, 2018.

9. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of related parties to which the Company has transactions with:

(a) Jianping Mao (“Mao”), the wife of the Vice General Manager of Hong Kong Takung.

Amount due to related party

Amount due to related party consisted of the following as of the periods indicated:

	September 30, 2017	December 31, 2016
	(Unaudited)
Mao (a)	$1,085,480	$1,031,805
Total	1,085,480	1,031,805

The interest rate of the outstanding short-term loan from Mao was 8% per annum as of September 30, 2017 and December 31, 2016. The interest expense was $61,283 and $19,941 for the nine months ended September 30, 2017 and 2016, respectively, and $20,652 and $19,941 for the three months ended September 30, 2017 and 2016, respectively.

On October 26, 2017, Hong Kong Takung entered into a supplementary agreement with Mao that, as of 30 September 2017, the outstanding principal amount of the Loan (as defined in the Loan Agreement) to be repaid by Hong Kong Takung to Mao is HK$8,000,000 (Hong Kong Dollars Eight Million) (“Outstanding Principal Loan Amount”), and the accrued interest of the Outstanding Principal Loan Amount is HK$478,685 (“Accrued Interest”). Mao hereby agreed to extend the maturity date of the Outstanding Principal Loan Amount and the interest thereof by Hong Kong Takung as below: (i) HK$4,500,000 and the interest thereof, together with the Accrued Interest to be due and payable by November 30, 2017; and (ii) HK$3,500,000 together with the interest thereof to be due and payable by December 31, 2017.

10. INCOME TAXES

United States of America

As of September 30, 2017 and December 31, 2016, the Company in the United States had $4,008,459 and $2,212,890 in net operating loss carried forward available to offset future taxable income, respectively. Federal net operating losses can generally be carried forward twenty years. The federal corporate net operating loss carryover is expired in 20 taxable years following the taxable year of the loss.

The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided a full valuation allowance for the deferred tax assets arising from the losses at the U.S. during the nine months ended September 30, 2017 and year ended December 31, 2016 amounting to $1,414,445 and $962,012, respectively. Accordingly, the Company has no net deferred tax assets under the US entity.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the nine months ended September 30, 2017 and 2016, if applicable.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25%.

The income tax provision consists of the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$159,281	$684,801	$662,598	$1,561,728
Deferred	(34,619)	(88,069)	(68,221)	(184,650)

Total provision for income taxes	$124,662	$596,732	$594,377	$1,377,078

A reconciliation between the Company’s actual provision for income taxes and the provision at the statutory rate is as follow:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income before income tax expense	$151,697	$3,048,469	$1,651,515	$6,041,710

Computed tax expense with statutory tax rate	25,030	502,998	271,806	994,688
Impact of different tax rates in other jurisdictions	(73,258)	(24,505)	(230,651)	(254,199)

Non-deductible items:
Tax effect of non-deductible expenses	25,896	11,117	100,789	32,742
Changes in valuation allowance	146,994	107,122	452,433	603,847

Actual income tax expense	$124,662	$596,732	$594,377	$1,377,078

The Company's effective tax rate was 82.2% and 19.6% for the three months ended September 30, 2017 and 2016, respectively, and 36.0% and 22.8% for the nine months ended September 30, 2017 and 2016, respectively.

11. COMMITMENTS AND CONTINGENCIES

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of September 30, 2017 are payable as follows:

Three months ending December 31, 2017	$244,960

Year ending December 31, 2018	761,175

Year ending December 31, 2019	223,026

Year ending December 31, 2020	39,999

Year ending December 31, 2021	15,030

Year ending December 31, 2022 and thereafter	53,232

Total	$1,337,422

Rental expense of the Company was $293,338 and $199,514 for the three months ended September 30, 2017 and 2016, respectively, and $721,492 and $428,440 for the nine months ended September 30, 2017 and 2016, respectively.

12. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$27,034	2,451,737	$1,057,138	4,664,632

Denominator:
Weighted-average shares outstanding
Weighted-average shares outstanding - Basic	11,188,882	10,632,276	11,039,880	10,632,276
Stock options and restricted shares	59,806	733,321	358,202	645,569
Weighted-average shares outstanding - Diluted	11,248,688	11,365,597	11,398,082	11,277,845

Earnings per share
-Basic	0.00	0.23	0.10	0.44
-Diluted	0.00	0.22	0.09	0.41

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

For the three months ended September 30, 2017, the diluted earnings per share calculation did not include options to purchase up to 109,160 shares of the Company's common stock, because they were out of money. It has no such impact for three months ended September 30, 2016, nine months ended September 30, 2017 and 2016 respectively.

There were dilutive effects of 487,000 shares for the nine months period ended September 30, 2017 and 2016. The 487,000 restricted shares of Common Stock (the “Compensation Shares”) related to the Consulting Agreement with Regeneration Capital Group, LLC (“Regeneration”) were placed in an escrow account and were subject to Regeneration’s performance condition. The shares were released from escrow account and transferred to Regeneration since the Company successfully listed on NYSE on March 22, 2017.

13. SUBSEQUENT EVENT

Other than the newly signed extension agreements as disclosed in Note 8, and the supplementary agreement with related party as disclosed in Note 9 above, the Company does not identify any other subsequent events with material financial impact on the unaudited condensed consolidated financial statements.

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

Results of Operation of Takung

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statements of the Company for the three-month and nine-month period ended September 30, 2017 and 2016 and related notes thereto.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016

Revenue

The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	$3,355,011	$5,742,209
Cost of revenue	(292,168)	(285,252)
Selling expense	(624,151)	(652,207)
General and administrative expenses	(2,498,848)	(1,744,965)
Total costs and expenses	(3,415,167)	(2,682,424)
Income from operations	(60,156)	3,059,785
Interest and other income (loss), net	211,852	(11,316)
Income before income taxes	151,696	3,048,469
Income tax benefit (expense)	(124,662)	(596,732)
Net income	$27,034	$2,451,737

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	100%	100%
Cost of revenue – Direct revenue	(9)	(5)
Selling expense	(18)	(11)
General and administrative expenses	(74)	(30)
Total costs and expenses	(101)	(46)
Income from operations	(1)	54
Interest and other income (loss), net	6	-
Income before income taxes	5	54
Income tax expense	(4)	(10)
Net income	1%	44%

Listing fee revenue was $1,455,498 and $2,968,534; commission revenue was $1,496,826 and $1,669,698, gross management fee revenue was $402,547 and $781,219, annual fee revenue was $140 and $440 , authorized agent subscription revenue was $nil and $322,318 for the three months ended September 30, 2017 and 2016, respectively.

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks.

Takung Unit+ is a new unit trading platform for collectibles. It allows investors to buy and trade shared ownership units of portfolios of collectibles, however, unlike the Company's standard Unit trading platform, each Takung Unit+ portfolio will contain multiple numbers of the same item, and traders will have the option of direct ownership with physical delivery by trading the units they own for one or more of the items in the portfolio. Takung will collect listing fees on the initial listing values of new portfolios, commissions on trades made by investors using the platform, and management fees for the storage, transportation, and insurance of the items in the portfolio.

During the three months ended September 30, 2017, there were 6 sets of paintings and calligraphies, 9 pieces of precious stones, 1 pieces of jewelry and 1 set of Unit+ product listed on our platform. Their total listing values were $2,118,726 (HK$16,500,000) for the 6 sets of paintings and calligraphies, $1,132,555 (HK$ 8,820,000) for the 9 pieces of precious stones, $46,227 (HK$360,000) for the 1 pieces of jewelry and $152,578 (HK$1,188,000) for the 1 set of Unit+ product, of which 41.5%-47% (for the 6 sets of paintings and calligraphies), 26%-46% (for the 9 pieces of precious stones), 43% (for the 1 pieces of jewelry) and 30.3% (for the 1 set of Unit+ product) of the listed values were charged as listing fees, respectively.

Compared to the corresponding period ended September 30, 2016, there were 7 sets of paintings and calligraphies, 7 pieces of amber, 14 pieces of precious stones, 5 pieces of jewelry successfully listed on our system. The total listing values were $1,802,475 (HK$14,000,000) for the 7 sets of paintings and calligraphies, $2,974,083 (HK$23,100,000) for the 7 pieces of amber, $1,042,860 (HK$8,100,000) for the 14 pieces of precious stones, $746,739 (HK$5,800,000) for 5 pieces of jewelry, of which 47.75%-48% (for the 7 sets of paintings and calligraphies) ,46% (for the 7 pieces of amber), 32%-48.5% (for the 14 pieces of precious stones), 29%-48% (for the 5 pieces of jewelry) of the listed values were charged as listing fees, respectively.

The decrease in number of pieces listed, listing values and corresponding listing fees charged during the three months ended September 30, 2017 compared to the same period ended September 30, 2016 resulted in a decrease in listing fee revenue in the current period. The decrease in number of pieces listed was due to a new listing category (“A-tier”) implemented on July 3, 2017. A-tier is aim to meet an elevated set of standards including higher levels of liquidity, market value, number of owners and number of VIP traders. Therefore, the listing schedule of some artworks were deferred to a later time.

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

In spite of this, total commission revenue decreased by $172,872 or 10% for the three months ended September 30, 2017 to $1,496,826 compared to $1,669,698 for the three months ended September 30, 2016 primarily because of the change in our commission fee policy and the decrease of transaction volume of non VIP traders and non-selected traders. From April 1, 2016 onwards, selected Traders pay a predetermined monthly fixed fee for their trades in specific artworks while our other non-VIP Traders continue to pay a commission calculated based on a percentage of transaction value of artworks.

(iii)	Management fee revenue

We charge Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the three-month period ended September 30, 2017, management fee revenue decreased by $378,672, from $781,219 for the three months ended September 30, 2016 to $402,547. From September 1, 2016, we waived management fees for certain VIP Traders. We recognized these promotions as a reduction of revenue, which was recognized upon the completion of the transactions. Although the listed artworks increased, the management fee decreased by the promotions.

(iv)	Other revenue

During the three-month period ended September 30, 2017, annual fee revenue decreased by $300, from $440 for the three-month period ended September 30, 2016 to $140.

(v) Authorized agent subscription revenue

Authorized agent subscription revenue was nil for the three-month period ended September 30, 2017 compared to $322,318 for the three-month period ended September 30, 2016. We have ceased charging new authorized agent with subscription revenue in order to encourage high quality authorized agent to sign up with our platform.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2017 and 2016 was $292,168 and $285,252, respectively. Our cost of revenue primarily includes internet service fee, depreciation and amortization of hardware and software for our trading platform.

Gross Profit

Gross profit was $3,062,843 for the three months ended September 30, 2017, compared to $5,456,957 for the three months ended September 30, 2016. The decrease was due to the less artworks listed on our platform, the change in our commission fee policy and the decrease of transaction volume of non VIP traders and non-selected traders.

Listing fees contributed 43.4% of the total revenue for the three months ended September 30, 2017 compared to 51.7% in the corresponding period in 2016, while commission revenue contributed 44.6% for the three months ended September 30, 2017 compared to 29% in the corresponding period in 2016. While there was a decrease in commission revenue in the current period, the negative factors were catalyzed by a decrease in listing fees due to less artworks listing on the platform during the current period. Consequently, we posted a comparable gross profit margin of 91% for the three months ended September 30, 2017 compared to 95% for the same period in 2016.

Operating Expenses

Selling expenses were $624,151, or 20% of net sales, for the three months ended September 30, 2017 compared to $652,207, or 12% of net sales, for the comparable period in 2016, a decrease by $28,056. Selling expenses consist primarily of marketing expenses.

General and administrative expenses for the three months ended September 30, 2017 were $2,498,848 compared to $1,744,965 for the three months ended September 30, 2016. The substantial increase was primarily due to an increase in salaries by $258,469 because of an increase in employee headcount, accrual of doubtful account by $241,248, office, insurance and rental expense by $141,281 and an increase in travelling expenses by $116,220 which were incurred to attend to the listing of our common stock on the NYSE American.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended September 30, 2017 and 2016.

	Three months ended September 30, 2017		Three months ended September 30, 2016
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	$46,059	2%	$92,809	5%
Legal and professional fees	218,066	9%	247,278	14%
Salary and welfare	1,008,736	40%	750,267	43%
Office, insurance and rental expenses	430,047	17%	288,766	17%
Non-deductible input VAT expenses	6,924	0%	-	-%
Traveling and accommodation fees	187,780	8%	71,560	4%
Share-based compensation	138,161	6%	186,928	11%
Bad debt expenses	241,248	10%	-	-%
Others	221,827	8%	107,357	6%
Total general and administrative expenses	$2,498,848	100.0%	$1,744,965	100.0%

Net Income

We had a net income for the three months ended September 30, 2017 of $27,034 compared to net income of $2,451,737 for the three months ended September 30, 2016.

The decrease in net income by $2,424,703 during this current period was primarily due to a decrease of revenue by $2,387,198 as discussed in the previous paragraphs.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2017 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2016

Revenue

The following tables set forth our condensed consolidated statements of income data:

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	$10,545,677	$14,214,252
Cost of revenue	(822,335)	(822,735)
Selling expense	(1,272,010)	(1,993,782)
General and administrative expenses	(7,311,128)	(5,076,689)
Total costs and expenses	(9,405,473)	(7,893,206)
Income from operations	1,140,204	6,321,046
Interest and other income (loss), net	511,311	(279,336)
Income before income taxes	1,651,515	6,041,710
Income tax expense	(594,377)	(1,377,078)
Net income	$1,057,138	$4,664,632

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	100%	100%
Cost of revenue – Direct revenue	(8)	(6)
Selling expense	(12)	(14)
General and administrative expenses	(69)	(36)
Total costs and expenses	(89)	(56)
Income from operations	11	44
Interest and other income (loss), net	5	(2)
Income before income taxes	16	42
Income tax expense	(6)	(10)
Net income	10%	32%

Listing fee revenue was $4,606,649 and $8,166,072; commission revenue was $4,970,651 and $3,739,958, gross management fee revenue was $967,518 and $1,341,294, annual fee revenue was $859 and $869, authorized agent subscription revenue was $nil and $966,059, for the nine months ended September 30, 2017 and 2016, respectively.

(i)	Listing fee revenue

During the nine months ended September 30, 2017, there were 49 sets of artwork listed for trade on our platform —comprising 8 sets of paintings and calligraphies, with a total listing value of $2,632,356 (HK$20,500,000), 16 pieces of jewelry with a total listing value of $5,567,754 (HK$43,360,000), 23 pieces of precious stones with a total listing value of $3,212,759 (HK$25,020,000), 1 piece of porcelains with a total listing value of $38,522 (HK$300,000) and 1 set of Unit+ product which was listed in Unit+ trading platform, with a total listing value of $152,548 (HK$1,188,000), of which 41.5%-47% (for 8 sets of paintings and calligraphies), 33.5%-48% (for the 16 pieces of jewelry), 26%-47% (for the 23 pieces of precious stones), 46% (for the 1 pieces of porcelains) and 43% (for the 1 set of Unit+ product) of the listed values were charged as listing fees, respectively.

Compared to the corresponding period ended September 30, 2016, there were 15 pieces of painting, 59 pieces of precious stones, 11 pieces of jewelry, 3 pieces of ivory, 18 pieces of amber and 2 pieces of porcelain pastel paintings successfully listed on our system. The total listing values were $3,349,005 (HK$26,000,000) for the 15 pieces of painting, $5,744,832 (HK$44,600,000) for the 59 pieces of precious stones, $1,816,191 (HK$14,100,000) for the 11 pieces of jewelry, $515,232 (HK$4,000,000) for the 3 pieces of ivory, $7,239,003 (HK$56,200,000) for the 18 pieces of amber, and $334,900 (HK$2,600,000) for the 2 pieces of porcelain pastel paintings, of which 47.75%-48% (for the 15 pieces of painting), 29%-48.5% (for the 59 pieces of precious stones), 29%-48% (for the 11 pieces of jewelry), 47% (for the 3 pieces of ivory), 45%-48% (for the 18 pieces of amber), and 45%-46% (for 2 pieces of porcelain pastel paintings ) of the relevant listed values were charged as listing fees, respectively.

The decrease in number of pieces listed, listing values and corresponding listing fees charged during the nine months ended September 30, 2017 compared to the same period ended September 30, 2016 resulted in a decrease in listing fee revenue in the current period. The decrease in number of pieces listed was due to a new listing category (“A-tier”) implemented on July 3, 2017. A-tier is aim to meet an elevated set of standards including higher levels of liquidity, market value, number of owners and number of VIP traders. Therefore, the rigorous listing requirements of A-tier led some artworks listing deferred.

(ii)	Commission fee revenue

Our trading volume and transaction value amounts increased significantly from 2015 when we commenced operations in Shanghai and consequently added a significant number of Traders from mainland China as they could now settle their trades in Renminbi. This trend continued into 2017. Trading volume increased by 193% and trading amount increased by 178% for the nine months ended September 30, 2017 compared to corresponding period in 2016.

In spite of this, total commission revenue increased by $1,230,693 or 33% for the nine months ended September 30, 2017 to $4,970,651 compared to $3,739,958 for the nine months ended September 30, 2016 primarily because of the change in our commission fee policy and the decrease of transaction volume of non VIP traders and non-selected traders . From April 1, 2016 onwards, selected Traders pay a predetermined monthly fixed fee for their trades in specific artworks while our other non-VIP Traders continue to pay a commission calculated based on a percentage of transaction value of artworks.

(iii)	Management fee revenue

During the nine month period ended September 30, 2017, management fee revenue decreased by $373,776, from $1,341,294 for the nine months ended September 30, 2016 to $967,518. From September 1, 2016, we waived management fees for certain VIP Traders. We recognized these promotions as a reduction of revenue, which was recognized upon the completion of the transactions.

(iv)	Other revenue

During the nine-month period ended September 30, 2017, annual fee revenue increased by $10, from $869 for the nine-month period ended September 30, 2016 to $859.

(v) Authorized agent subscription revenue

Authorized agent subscription revenue for the nine-month period ended September 30, 2017 was nil compared to $966,059 for the nine-month period ended September 30, 2016. We have ceased charging new authorized agent with subscription revenue in order to encourage high quality authorized agent to sign up with our platform.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2017 and 2016 was $822,335 and $822,735, respectively. Our cost of revenue primarily includes internet service fee, depreciation and amortization of hardware and software for our trading platform.

In the third quarter of 2014, we entered into an agreement with a third party service provider, Shenzhen Qianrong Cultural Investment Development Co., Ltd (“Qianrong”), to provide software development services with a total contract amount of $902,592 (HK$6,995,000). The services contracted for are divided into different modules, according to different upgrades and new functionalities. As of September 30, 2017 and 2016, nine out of the ten modules have been completed and are operational. We capitalized (with a total cost of $1,069,853 (HK$8,295,000)) and amortized these costs once the modules were completed.

Gross Profit

Gross profit was $9,723,342 for the nine months ended September 30, 2017, compared to $13,391,517 for the nine months ended September 30, 2016. The decrease was due to the less artworks listed on our platform, the change in our commission fee policy and the decrease of transaction volume of non VIP traders and non-selected traders.

Operating Expenses

Selling expenses were $1,272,010, or 13% of net sales, for the nine months ended September 30, 2017 compared to $1,993,782 or 15% of net sales, for the comparable period in 2016, a decrease by 36%. Selling expenses consist primarily of marketing expenses.

General and administrative expenses for the nine months ended September 30, 2017 were $7,311,128 compared to $5,076,689 for the nine months ended September 30, 2016. The substantial increase by $2,234,439 or 44% was chiefly due to an increase in salaries by $1,314,324 because of an increase in employee headcount, accrual of doubtful accounts, by $241,248, office, insurance and rental expenses by $400,067 and an increase in travelling expenses by $495,715 which were incurred to attend to the listing of our common stock on the NYSE American.

The following table sets forth the main components of the Company’s general and administrative expenses for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	$187,230	3%	$361,610	7%
Legal and professional fees	733,466	10%	728,856	14%
Salary and welfare	3,166,679	43%	1,852,355	36%
Office, insurance and rental expenses	1,252,561	17%	852,494	17%
Non-deductible input VAT expense	16,369	-%	-	-%
Traveling and accommodation fees	679,950	9%	184,235	4%
Share-based compensation	562,184	8%	846,703	17%
Bad debt expenses	241,248	4%	-	-%
Others	471,441	6%	250,436	5%
Total general and administrative expenses	$7,311,128	100.0%	$5,076,689	100.0%

Net Income

We had a net income for the nine months ended September 30, 2017 of $1,057,138 compared to net income of $4,664,632 for the nine months ended September 30, 2016.

The decrease in net income by $3,607,494 during this current period was due to a fall of revenue by $3,668,575, and the increase of general and administrative expenses by $2,234,439 as discussed in the previous paragraphs.

Liquidity and Capital Resources

The following tables set forth our condensed consolidated statements of cash flow:

	Nine months ended September 30
	2017	2016
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$1, 028,524	$5,635,391
Net cash used in investing activities	(561,510)	(1,276,378)
Net cash provided by financing activities	-	2,346,941
Effect of exchange rate change on cash and cash equivalents	1,025,539	(644,375)
Net increase in cash and cash equivalents	1,492,553	6,061,579
Cash and cash equivalents, beginning balance	13,395,337	10,769,456
Cash and cash equivalents, ending balance	$14,887,890	$16,831,035

Sources of Liquidity

During the nine months ended September 30, 2017, net cash generated from operating activities totaled $1,028,524. Net cash used in investing activities totaled $561,510. No cash was generated from financing activities during the period. The resulting change in cash for the period was an increase of $1,492,553. The cash balance at the beginning of the period was $13,395,337. The cash balance on September 30, 2017 was $14,887,890.

During the nine months ended September 30, 2016, net cash provided by operating activities totaled $5,635,391. Net cash used in investing activities totaled $1,276,378. Net cash provided by financing activities totaled $2,346,941. The resulting change in cash for the period was an increase of $6,061,579. The cash balance at the beginning of the period was $10,769,456. The cash balance on September 30, 2016 was $16,831,035.

As of September 30, 2017, the Company had $28,390,798 in total current liabilities, which comprised of $780,800 in accrued expense and other payables, $19,057,733 in customers’ deposits, $6,371,900 in short-term borrowings from third parties, $1,085,480 in amount due to related party and $1,094,885 in tax payables. As of December 31, 2016, the Company had $30,602,706 in total current liabilities, which included $608,883 in accrued expense and other accruals, $21,743,360 in customers’ deposits, $360,248 in advance from customers, $6,308,513 in short-term borrowings from third parties, $1,031,805 in amount due to related party and $549,897 in tax payables.

The Company had deferred tax liabilities as long-term liability of $45,301 as of September 30, 2017, and $62,618 as of December 31, 2016, respectively. The Company’s total liabilities as of September 30, 2017 and December 31, 2016 amounted to $28,436,099 and $30,665,324, respectively.

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

Future Financings

We have always been generating sufficient cash from our operation to fund our business organically. However, we may conduct equity sales of our common shares in order to fund further expansion and growth of our business. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any sales of the equity securities to fund expansion and other activities, or if we are able, there is no guarantee that existing shareholders will not be substantially diluted. In essence, we do not need to rely on equity sales to fund our business operations.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Di Xiao and our Chief Financial Officer, Mr. Chun Hin Leslie Chow. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2017 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	By-laws of the Company (1)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment of the Certificate of Incorporation (4)
3.7	Certificate of Incorporation of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.(3)
3.8	Articles of Association of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.(3)

3.9	Certificate of Change of Name of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated by reference to the exhibit to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(4)	Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKUNG ART CO., LTD

Date: November 14, 2017	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer) and Director

Date: November 14, 2017	By:	/s/ Chun Hin Leslie Chow
Chun Hin Leslie Chow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)