Form 10-K
period 2017-12-31
Takung Art Co., Ltd.
filed 2018-04-02
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and ask price of such common equity, as of the last business day of the registrant’s 2017 second fiscal quarter, was $57,710,576.06 (11,076,886 shares of common stock held by non-affiliates, at $5.21 per share, the price at which the common equity was last sold on June 30, 2017).

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

The number of shares of common stock, par value $0.001 (the “Common Stock”), outstanding as of April 2, 2018 is 11,208,882.

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

Our reporting currency is U.S. Dollars. This Annual Report also contains translations of certain foreign currency amounts into U.S. dollars for the convenience of the reader. Unless otherwise stated, all translations of HK$ into U.S. dollars were made at HK$7.8128 and HK$7.7534 to US$1.00 and translations of Renminbi into U.S. dollars were made at RMB6.5063 and RMB6.9430 to US$1.00, the exchange rates set forth in the H.10 statistical release of the Federal Reserve Board on December 31, 2017 and December 31, 2016, respectively. We make no representation that the HK$, Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or could be converted into U.S. dollars, HK$ or Renminbi, as the case may be, at any particular rate or at all. As of April 2, 2018, the translations of HK$ and Renminbi into U.S. dollars were made at HK$7.8485 and RMB 6.2764 to US$1.00, respectively.

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

References to “Hong Kong” are to “Hong Kong, Special Administrative Region of the People’s Republic of China”.

Unless otherwise specified or required by context, references to “we,” “the Company”, “Takung”, “our” and “us” refer collectively to (i) Takung Art Co., Ltd, (ii) the subsidiaries of Takung Art Co., Ltd, Hong Kong Takung Art Co., Ltd (“Hong Kong Takung”), a Hong Kong limited liability company, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”) and Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”), wholly-owned subsidiaries of Hong Kong Takung incorporated in the Shanghai Free-Trade Zone (SFTZ) in Shanghai, China and Tianjin Pilot Free-Trade Zone (TJFTZ) in Tianjin, China respectively.

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

PART I

Item 1.   Business

Overview

Takung Art Co., Ltd is a holding company that, through Hong Kong Takung Art Co., Ltd., a Hong Kong company (“Hong Kong Takung”), our wholly owned subsidiary, and Takung (Shanghai) Co., Ltd and Takung Cultural Development (Tianjin) Co. Ltd., Hong Kong Takung’s wholly-owned subsidiaries in China (“Shanghai Takung” and “Tianjin Takung” respectively), operate an electronic online platform located at http://eng.takungae.com/ for artists, art dealers and art investors to offer and trade in ownership units over valuable artwork.

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

We are headquartered in Hong Kong, Special Administrative Region, People’s Republic of China and conduct business in Hong Kong, Shanghai and Tianjin. We’ve also set up an additional office in Hangzhou to carry out technology development. Our principal executive office is located at Flat/RM 03-04, 20/F, Hutchison House, 10 Harcourt Road, Central, Hong Kong.

Corporate History and Structure

We were incorporated in Delaware under the name Cardigant Medical Inc. on April 17, 2009. Our initial business plan was focused on the development of novel biologic and peptide-based compounds and enhanced methods for local delivery of treatments for vascular diseases including peripheral artery disease and ischemic stroke.

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

Corporate Structure

The diagram below illustrates our current corporate structure:

Our Trading Platform

Our proprietary platform is an all-electronic trading system, consisting of host computers, client-side terminals and an interconnected communication system. Our trading system supports the trading and payment/settlement of artwork ownership units. It is an electronic platform developed by a third party software development company and customized for us, primarily consisting of a matching system, a transaction monitoring system, an account managing system and a settlement system. Currently, our software development team is stationed in Hangzhou to continue to develop the platform to be more robust, with additional functionalities to further improve the customer experience.

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

Our trading platform is currently linked to China Merchants Bank, Hong Kong Branch (“CMB”). Traders are required to open an account with CMB and their accounts are linked to our trading and settlement system to ensure the timely settlement of their trades. For RMB settlements in China, our trading platform through Enterprise Resources Planning (ERP) system, can directly connect trader bank accounts to our bank account under Bank of China and Ping An Bank to facilitate account and transaction enquiries. The transaction instructions will be submitted to our trading platform on a real-time basis for their deposit. On January 16, 2017, our trading platform subscribed a new payment function from Ping An Bank which provides real-time payment and settlement service to make deposits quick and easy. If they would like to withdraw money from their trading account, the Traders will put in a request on our trading platform. After confirming the Traders’ accounts have sufficient money for withdrawal, we will transfer the money from the client-money bank account to the Traders’ individual bank account.

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

Through our subsidiary, Shanghai Takung, we are able to receive deposits from and make payments to online artwork Traders in mainland China on behalf of Hong Kong Takung. As a software development center in Hangzhou, they are supporting our trading platform for the R&D process. Tianjin Takung is a back office for Hong Kong Takung and Shanghai Takung which provides technology support and also carries out marketing and promotion activities in mainland China.

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

For example, the 241 sets of artwork listed for trade on our platform through December 31, 2017 have been 40 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists ranging in listing value from $128,327 (HK$1,000,000) to $1,539,922 (HK$12,000,000), 35 pieces of jewelry ranging in listing value from $25,665 (HK$200,000) to $1,283,269 (HK$10,000,000), 126 pieces of precious stones ranging in listing value from $12,833 (HK$100,000) to $769,961 (HK$6,000,000), 29 pieces of amber ranging in listing value from $128,327 (HK$1,000,000) to $1,026,615 (HK$8,000,000), 4 pieces of antique mammoth ivory carving ranging in listing value from $128,327 (HK$1,000,000) to $256,654 (HK$2,000,000), 2 pieces of porcelain pastel paintings ranging in listing value from $102,661 (HK$800,000) to $230,988 (HK$1,800,000), 2 pieces of porcelain in listing value from $38,498 (HK$300,000) to $64,163 (HK$500,000), 1 set of Unit+ product with listing value of $152,452 (HK$1,188,000), 1 piece of Yixing collectable with listing value of $128,327 (HK$1,000,000) and 1 piece of Sports memorabilia with listing value of $128,892 (HK$1,004,400).

Traditionally, artwork is sold and transacted by the creator/owner of it through galleries, stores and agents.

Similarly, an artwork is presented to us for listing by the owner/artist (Original Owner) together with an agent (Offering Agent). Both the Original Owner and the Offering Agent would have discussed and proposed a price for the artwork in their listing application to us. An Offering Agent assists the Original Owner with the listing process, such as getting the artwork appraised by a third party professional, assigning an initial value for each trading unit at listing, performing research and preparing the marketing material and promotional activities to attract Traders’ interest. There may be circumstances in the future that the Original Owner will approach us for the listing, in which case, we will recommend an Offering Agent to assist the Original Owner with the listing process. However, we consider this to be a rare case. For the 241 pieces of artwork that we have listed through December 31, 2017, the listing processes were all initiated by Offering Agents.

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

Qualification for Offering

We have a quantified standards for artwork that is eligible for offering and trading in A-Tier on our platform. Except for the A-Tier standards, we do not have quantified standards for artwork that is eligible for offering and trading on our platform. However, we will generally require the artwork to meet the following qualifications:

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

Prior to the sale to the public, the Original Owner may reserve a certain percentage of the artwork units and the Offering Agent may subscribe for a certain percentage of artwork units, generally 0-10%, maximum up to 30%. These artwork units held by the Original Owner and the Offering Agent may not be traded until 180 days after the date when the artwork is listed.

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

If the total subscribed units exceed the Offering Percentage but are less than the total offered amount, then the Offering Agent is obliged to purchase the remaining units on the same offering terms or if no Offering Agent is engaged, the Original Owner shall retain the remaining units. In the former, the Offering Agent is required to link its bank account at CMB or accounts in PRC with its trading account with us to ensure that it has sufficient funds to purchase any remaining unsold units. The Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-48.5% of the total offering price for calligraphies, paintings, jewelry, ambers, precious stones, antique mammoth ivory carving, porcelain pastel paintings and porcelain, which are the major types of artwork listed and traded on our system as of December 31, 2017. The listing fee is earned when the units for the artwork are successfully subscribed for and trades on our platform.

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

As of December 31, 2017 there were 241 pieces of artworks, including 40 sets of paintings and calligraphies, 35 pieces of jewelry, 126 pieces of precious stones, 29 pieces of amber, 4 pieces of antique mammoth ivory carving, 2 pieces of porcelain pastel paintings, 2 pieces of porcelain, 1 set of Unit+ product, 1 piece of Yixing collectable and 1 piece of Sports memorabilia successfully listed and trading on our system.

The first set of paintings and calligraphies was listed in 2013, two sets were listed during the six months ended June 30, 2014, the fourth set was listed during the third quarter of 2014, two sets were listed during the fourth quarter of 2014, three sets were listed during the fourth quarter of 2015, one set was listed during the first quarter of 2016, five sets were listed during the second quarter of 2016, nine sets were listed during the third quarter of 2016, seven sets were listed during the fourth quarter of 2016, two sets were listed during the second quarter of 2017, six sets were listed during the third quarter of 2017 and one set was listed during the fourth quarter of 2017.

Apart from paintings and calligraphies, four pieces of jewelry were listed on the platform on January 22, 2015, three pieces were listed in the first quarter of 2016, two pieces were listed in the second quarter of 2016, six pieces were listed in the third quarter of 2016, three pieces were listed in the fourth quarter of 2016, ten pieces were listed in the first quarter of 2017, five pieces were listed in the second quarter of 2017, one piece was listed in the third quarter of 2017 and one piece was listed in the fourth quarter of 2017.

Five pieces of precious stones were listed in the second quarter of 2015, seven pieces were listed in the third quarter of 2015, thirteen pieces were listed in the fourth quarter of 2015, eleven pieces were listed in the first quarter of 2016, thirty-two pieces were listed in the second quarter of 2016, sixteen pieces were listed in the third quarter of 2016, twelve pieces were listed in the fourth quarter of 2016, seven pieces were listed in the first quarter of 2017, seven pieces were listed in the second quarter of 2017, nine pieces were listed in the third quarter of 2017 and seven pieces were listed in the fourth quarter of 2017.

Three pieces of amber were listed in the third quarter of 2015, eight pieces were listed in the fourth quarter of 2015, five pieces were listed in the first quarter of 2016, six pieces were listed in the second quarter of 2016 and seven pieces were listed in the third quarter of 2016.

One piece of antique mammoth ivory carving was listed in the first quarter of 2016, two pieces were listed in the second quarter of 2016 and one piece was listed in the fourth quarter of 2016.

Two pieces of porcelain pastel paintings was listed in the second quarter of 2016.

One piece of porcelain was listed in the fourth quarter of 2016 and one piece was listed in the first quarter of 2017.

One set of Unit+ product was listed in the third quarter of 2017, one piece of Yixing collectable and one piece of Sports memorabilia were listed in the fourth quarter of 2017.

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

Trading

Our market is open for trading from Monday through Friday. Traders may only purchase or sell artwork units during trading hours. They may nevertheless log into their account and view the account information, such as the balance of funds, type and number of artwork units held during non-business hours.

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

On April 1, 2016, we began to charge a predetermined monthly fee (unlimited trades for specific artworks) for specific artworks. These Traders are selected by authorized agents and subject to our review. After review, we negotiate individually with each Trader to determine a fixed monthly fee. Pursuant to negotiations, different Traders may have different rates and once agreed upon, the monthly fee is fixed.

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

Sales and Marketing

We are currently marketing our electronic trading platform through participation in culture and art exhibitions and internet advertising. Additionally, we encourage existing Traders to introduce new Traders. For fiscal year 2017, we paid commissions to existing Traders who have successfully introduced new Traders at the following rates:

Number of Referees	Accumulated Total Gross Trade Amount (in HKD)	Rebate Ratio
≥ 1 person	> $0	5% of Referee’s commission

Effective January 1, 2017 through December 31, 2017, commissions to existing Traders were as follows:

We have also instituted a trader service organization service program. Trader service organizations are separate, independent entities that provide business consultation services to some of our Traders such as providing training on the trading rules of our platform. Under the trader service organization service program, we will pay the relevant trader service organization up to 68% of all trading commissions generated from new Traders referred to us from Traders serviced by such trader service organization (“Service Fee”). The exact terms with each trader service organization which participates in this program vary on a case by case basis although in every case, the Service Fee is contingent on the ongoing business consultation relationship between the trader service organization and the Trader. In other words, if the business consultation relationship is terminated between a Trader and its trader service organization, that trader service organization will no longer earn a Service Fee from trading commissions generated from new Traders introduced by that Trader.

Additionally, a trader service organization may refer other trader service organizations to us. The referring trader service organization will be paid up to 10% of the Service Fee payable to the new trader service organization.

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

We utilize Google and Baidu Listing Search and Key Word Search services for search engine optimization in order to promote our website and platform.

In April 2016, we introduced a discount program to our VIP Traders with a contractually determined flat rate of trading commission is applied to the transactions of these certain artworks. Any trading commission charges incurred by the VIP Traders over the flat rate will be waived. The discounted rate varies between the selected artworks. If VIP traders become delinquent on payment, we will cancel the discount program for those individuals and revert to charging them commission per transaction.

Besides this, we also instituted separate discount programs to VIP Traders by waiving their trading management fees during certain promotion periods. The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Customers

Our customers are the Traders, Original Owners and Offering Agents. We are constantly marketing and increasing our customer base, it is difficult to ascertain if the loss of a single customer, or a few customers would have a material adverse effect on us. Suffice it to say, no one customer constitutes in the aggregate 10% or more of our consolidated revenue.

Seasonality

In view of our operating history, other than the Chinese New Year which could impact the number of listings and trading around that period, , we believe the nature of our business is not cyclical.

Employees

As of February 26, 2018, we had 117 full-time employees, comprising 94 employees who are based in the People’s Republic of China, and 23 employees who are based in Hong Kong. Di Xiao is Hong Kong Takung’s General Manager (apart from being our Chief Executive Officer) as well as its director. Zishen Li is Shanghai and Tianjin Takung’s General Manager and the director of the Company. Chun Hin Leslie Chow is our Chief Financial Officer. As for the other 114 employees, 24 are from the Business Development department, 5 are from the Big Data Analytics department and 5 are from the Marketing department, 5 are from the IT department, 5 are from the Transaction Management department, 16 are from the Administrative and Customer Service department, 3 are from the Clearing and Settlement department, 3 are from the Uplisting department, 27 are from the Software Development department, 5 are from the Legal department, 6 are from the Information System department, 1 from the Internal Control department and 9 are from the Accounting department.

There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Regulation

U.S. Regulations

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017.

The Act establishes a flat corporate income tax rate of 21% which supersedes the current tax rate ranging from 15% through 35% and repeals the corporate alternative minimum tax (AMT) effective in 2018.

Under the Act, U.S. federal net operating losses (NOLs) carryforwards will be indefinitely while the two-year NOL carrybacks for NOLs arising in taxable years ending after December 31, 2017 was repealed. Furthermore, the Act imposes an annual limit of 80% on the amount of the taxable income that such NOLs can offset for the NOLs arising in taxable years ending after December 31, 2017.

The Act has significantly modified the U.S. international business tax regime, essentially transforming the framework by which U.S. and non-U.S. headquartered businesses are taxed. The significant changes consist of:

•	A partial participation exemption system for profits derived by US-based multinationals from foreign subsidiaries, eliminating the friction of a US tax upon repatriation of overseas profits

•	A minimum tax on foreign earnings of US-based multinationals with foreign subsidiaries

•	A base erosion tax on transactions between US and non-US affiliated corporations, in structures involving US and non-US headquartered groups

•	A one-time tax on the estimated US$2-3 trillion of overseas earnings accumulated by US-based multinationals, payable over eight years, and thus allowing those profits to be repatriated without further US tax

•	Several other changes across the US international tax regime addressing the source of income, FTCs, deductibility of payments, and other issues, including ownership and transfers of intangible property (Global Intangible Low-Taxed Income or GILTI)

Hong Kong Regulations

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

On January 1, 2012, the Chinese State Council officially launched a pilot value-added tax (“VAT”) reform program, or Pilot Program, applicable to businesses in selected industries. Businesses in the Pilot Program would pay VAT instead of business tax. The Pilot Industries in Shanghai included industries involving the leasing of tangible movable property, transportation services, research and development and technical services, information technology services, cultural and creative services, logistics and ancillary services, certification and consulting services. Revenues generated by advertising services, a type of “cultural and creative services,” are subject to the VAT tax rate of 6%. According to official announcements made by competent authorities in Beijing and Guangdong province, Beijing launched the same Pilot Program on September 1, 2012, and Guangdong province launched it on November 1, 2012. On May 24, 2013, the Ministry of Finance and the State Administration of Taxation issued the Circular on Tax Policies in the Nationwide Pilot Collection of Value Added Tax in Lieu of Business Tax in the Transportation Industry and Certain Modern Services Industries, or the Pilot Collection Circular. The scope of certain modern services industries under the Pilot Collection Circular extends to the inclusion of radio and television services. On August 1, 2013, the Pilot Program was implemented throughout China. Shanghai and Tianjin Takung are currently subject to a VAT of 6% on its gross revenue. This Pilot Program was officially launched and announced on November 19, 2017 subject to a VAT of 6% on its gross revenue.

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

Hong Kong Takung

•	Certificate of Incorporation (No. 18013848) issued by Hong Kong Special Administrative Region, Registrar of Companies on September 17, 2012.

•	Business Registration Certificate for the year commencing September 17, 2016 to September 16, 2017.

Shanghai Takung

•	Business License (Registration No. 310141400028740) issued by Shanghai State Administration of Industry and Commerce, Free Trading Zone Branch, valid from July 28, 2015 through July 27, 2045.

•	Organization Code Certificate issued by Shanghai Quality Supervision and Inspection Bureau (Registration No. 35105674-3), valid from July 29 through July 29, 2019.

•	Taxation Registration Certificate (No. 310115351056743) issued by the Shanghai Pudong New Development Area Branch of the State and Local Administration of Taxation on July 29, 2015.

Tianjin Takung

•	Business License (Registration No. 91120118MA07H4322R) issued by Tianjin Pilot Free Trade Zone Market and Quality Supervisory Administration valid from January 27, 2016 through January 26, 2046.

Hangzhou Takung

•	Business License (Registration No. 91330100MA280Y0J6B) issued by Hangzhou City Market Supervisory and Administration Bureau valid from December 23, 2016 through July 27, 2045.

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

Research and Development

We purchased the trading platform from a third party for approximately $232,261 (HK$1,800,000). The cost of this software is amortized over its useful life and recorded as cost of revenue on the income statement. We have IT consultants who help maintain  and operate the trading platform software, and whose cost is charged as consultancy fee under cost of revenue. We outsourced research and development activities to Qianrong. We entered into a software development agreement with Qianrong in 2014 and 2015 to develop ten trading modules. As of December 31, 2017, nine out of the ten modules have been completed and are operational. We have started to capitalize (with a total cost of $1,069,853 (HK$8,295,000)) and amortized these costs once the modules were completed. All of these additional costs from gradual completion of our platform system modules and addition of equipment contributed to an increase in our cost of revenue through 2017. In 2017, we set up a software development team in Hangzhou that is supporting our trading platform for the R&D process.

Intellectual Property

Our business is dependent on a combination of trademarks, copyrights, trade secrets and industry know-how. In order to protect our intellectual property rights, we have registered trademarks in Hong Kong, Mainland China, Macau and the United States.

Set forth below is a detailed description of our trademarks registered by our subsidiary Hong Kong Takung Art Company Limited as of April 2, 2018:

		Trademark
Country	Trademark	number	Classes	Status
		303101679	14, 16,	Registered on August 14, 2014.
Hong Kong			35, 36, 42	Effective until August 13, 2024.

Macau		N/090131	14
		N/090132	16	Registered on February 26, 2015.
		N/090133	35	Effective until February 26, 2022.
		N/090134	36
		N/090135	42

United States		86372887	14	Registered on July 11, 2017 Effective until July 10, 2027
		4983954	16
		4983955	35	Registered on June 21, 2016
		4983956	36	Effective until June 20, 2026
		4983957	41

China
		15247645	36	Registered on December 14, 2015.
		15247714	42	Effective until December 13, 2025.

Set forth below is a detailed description of our registered domain names.

Domain name	Registrant	Registration date	Expiry date
takungae.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	June 28, 2013	June 28, 2021
takungae.com	Takung (Shanghai) Co. Ltd	June 19, 2013	June 19, 2021
takungae.net	Takung (Shanghai) Co. Ltd	June 19, 2013	June 19, 2021
takungonline.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	August 4, 2015	August 4, 2020
takungunit.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	August 4, 2015	August 4, 2020
takungonline.com	Takung (Shanghai) Co., Ltd.	August 4, 2015	August 4, 2020
takungunit.com	Takung (Shanghai) Co., Ltd.	August 4, 2015	August 4, 2020
takungclassic.com.hk	Hong Kong Takung Art Company Limited	January 26, 2018	January 26, 2023
taking-sh.com	Takung (Shanghai) Co., Ltd	October 9, 2016	October 9, 2021
takungsports.com	Takung (Shanghai) Co., Ltd	November 27, 2017	November 27, 2022
takungsports.xyz	Takung (Shanghai) Co., Ltd	November 27, 2017	November 27, 2018
takungcalssic.com	Takung (Shanghai) Co., Ltd	January 25, 2018	January 25, 2023
takungcc.com	Takung (Shanghai) Co., Ltd	January 25, 2018	January 25, 2023

We own our trading system and related software.

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

Any significant growth in the market for our services or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of the date of this Annual Report, we had 117 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the market price of our securities. Operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on comparisons of results of operations as an indication of future performance. As result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in Hong Kong and mainland China;

•	fluctuation and unpredictability of the prices of the products we sell;

•	changes in the laws and regulations of Hong Kong and mainland China that affect our operations; and

•	our ability to obtain necessary government certifications and/or licenses to conduct our business.

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

For the year ended December 31, 2017, we enhanced our internal controls over financial reporting by making the following changes: (i) we established a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement, (ii) we set up a key monitoring mechanism including independent directors and audit committee to oversee and monitor our risk management, business strategies and financial reporting procedure, (iii) we have Chief Financial Officer with SEC and US GAAP expertise and (iv) we have strengthened our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function. We conducted out an evaluation using the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission with the participation of our management, including Di Xiao, the Company’s Chief Executive Officer and Chun Hin Leslie Chow, the Company’s Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. However, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Accordingly, if in spite of such changes and improvements, our internal controls are still ineffective in our ability to accurately and timely report our financial results in accordance with U.S. GAAP, this could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. This, in turn, could result in a material adverse impact on us and undermine investor confidence in us and the market price of our equities could decline significantly.

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

Currency fluctuations may adversely affect our business, including reducing our revenues and profits in U.S. dollar terms if RMB were to decline in value.

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

Restrictions on currency exchange may limit our ability to convert RMB into foreign currencies to fund our business activities outside China, or to repay non-RMB denominated obligations.

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

Because our funds are held in banks which may not be covered by sufficient insurance, the failure of any bank in which we deposit our funds could affect our ability to continue our business.

Banks and other financial institutions in Hong Kong and China may not be covered by sufficient insurance for funds held on deposit. The Hong Kong Deposit Protection Board manages and supervises the operation of the Deposit Protection Scheme, which protects deposit amounts up to only $64,517 (HK$500,000). On May 1, 2015, the State Council of People’s Republic of China, released the Regulations on Deposit Insurance, with a scheme that would insure up to $78,671 (RMB500,000) in deposits made by businesses and individuals per bank. The scheme is backed by a fund run by the People’s Bank of China.

As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our employees and other creditors, we may be unable to continue in business.

Our annual effective income tax rate can change significantly as a result of a combination of changes in our U.S. and foreign earnings and other factors, including changes in tax laws or changes made by regulatory authorities.

Our consolidated effective income tax rate is equal to our total income tax expense (benefit) as a percentage of total book income (loss) before tax. However, income tax expense and benefits are recognized on a jurisdictional or legal entity basis instead of worldwide or consolidated level basis. Losses in one jurisdiction may not be used to offset profits in other jurisdictions and may cause an increase in our tax rate. Changes in statutory income tax rates and laws, as well as initiation of tax audits by local and foreign authorities, could impact the amount of income tax liability and income taxes we are required to pay. In addition, any fluctuation in the earnings (or losses) of the jurisdictions and assumptions used in the calculation of income taxes could have a significant effect on our consolidated effective income tax rate. Furthermore, our effective tax rate could increase if we are unable to generate sufficient future taxable income in certain jurisdictions, or if we are otherwise required to increase our valuation allowances against our deferred tax assets.

We are subject to taxation in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, consolidated financial condition or results of operations.

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions particularly in the United States, People’s Republic of China and Hong Kong SAR. In addition, tax authorities in any applicable jurisdiction, including the United States, may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. In the event any applicable tax authorities effectively sustained their positions which are different from our tax treatment of any of our transactions, it could have a significant adverse impact on our business, consolidated results of our operations as well as consolidated financial condition.

Our financial position and results of operations may be significantly impacted by any unfavorable tax consequences due to the changes to the fiscal policies or tax regulations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") which includes significant changes to the U.S. corporate income tax system and U.S. international tax regime. The effect of the international provisions of the Tax Act resulted in a one-time deemed repatriation tax on unremitted foreign earnings and profits (a "transition tax"), a minimum tax on foreign earnings of U.S.-based multinationals with foreign subsidiaries, a base erosion tax on transactions between U.S. and non-U.S. affiliated corporations, in structures involving U.S. and non-US headquartered groups, a partial participation exemption for dividends from foreign subsidiaries and several other changes across the U.S. international tax provisions addressing the source of income, FTCs, deductibility of payments and other issues, including ownership and transfers of intangible property (Global Intangible Low-Taxed Income or GILTI).

The Company had performed an assessment of the one-time deemed repatriation tax on its undistributed and unrepatriated foreign earnings for the current year. See our discussion and analysis of income tax in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The remaining international tax provisions will be effective for taxable years beginning after December 31, 2017. The Company is gathering additional information and will continue to evaluate the impact of those international tax regimes on its financial condition and results of operations.

The growth of aging receivables and a deterioration in the collectability of these accounts could adversely affect our results of operations.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. Our doubtful account allowance as of December 31, 2017 was approximately $2 million, compared to $0 as of December 31, 2016. During the year of 2017 we experienced increases in doubtful account reserves due to an increase in the aging of our accounts receivable, the growth of the outstanding balance of receivables, the general decline in the domestic and global economy, and other factors. Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts. As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

While the management exercised its caution in the entry into agreements with authorized agents, who in turn select traders and the Company reviewed the traders, certain traders could pay arrears the monthly fee and owe debts to the Company for a long period. In the event the Company has to write off the amount of uncollectible receivables of the authorized agent subscription fee and commission fee from the selected traders, and if such write-off is material, it may have adverse impact on our financial results.

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

Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council, a 10% PRC withholding tax is applicable to dividends payable by a resident enterprise to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of Common Stock by such investors is also subject to PRC tax at a current rate of 5%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our Common Stock, and any gain realized by the investors from the transfer of our Common Stock, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer of our common stock by such investors may be subject to PRC tax at a current rate of 20%, subject to any reduction or exemption set forth in applicable tax treaties. It is unclear whether if we or any of our subsidiaries established outside China are considered a PRC resident enterprise, holders of our common stock would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas and to claim foreign tax credit if applicable. If dividends payable to our non-PRC investors, or gains from the transfer of our common stock by such investors are subject to PRC tax, the value of your investment in our common stock may decline significantly.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease approximately 1,119.45 square feet of office space at Rooms 2003 and 2004 on the 20th Floor of Hutchison House, Hong Kong. The lease expires on May 15, 2019 and provides for a monthly rent of $14,271 (HK$111,496) and a monthly services fee of $1,260 (HK$ 9,846) from May 16, 2016 through May 15, 2019.

We also lease approximately 1,904 square feet of office space at Room 2018 on the 20th Floor of Hutchison House, Hong Kong. The lease expires on May 15, 2019 and provides for a monthly rent of $17,547 (HK$137,088) and a monthly service fee of $1,706 (HK$13,328).

We lease approximately 146.33 square feet of storage space at Private Storage Area 13 on the 18th Floor of Cheung Hing Shing Center, Hong Kong. The lease expires on November 19, 2017 and provides for a monthly rent of $1,380 (HK$10,780) and a monthly rent of $3,252 (HK$25,408) from November 20, 2017 through November 19, 2018. We leased an additional 194 square feet of storage space on the 14th floor, which expires on April 30, 2018 and provides for a monthly rent of $1,830 (HK$14,300).

We also lease approximately 580 square feet of office space at Flat F on 24/F, Nan Shan Mansion, Kao Shan Terrace, No. 3 Taikoo Shing Road, Taikoo, Hong Kong. The lease expires on August 4, 2019 and provides for a monthly rent of $2,816 (HK$22,000).

We also lease approximately 890 square feet of office space on 8/F, Yick Shing Industrial Building, 7 Kin Fat Street, Tuen Mun, New Territories, Hong Kong. The lease expires on January 14, 2020 and provides for a monthly rent of $1,600 (HK$12,500) from January 15, 2018 through January 14, 2019 and a monthly rent of $1,139 (HK$8,900) from January 15, 2019 through January 14, 2020.

On August 15, 2017, Shanghai Takung leased approximately 414 square feet of office space at Room 2226, Life Insurance Plaza, No.707 Zhangyang Road, Pudong New District, Shanghai, China. The lease expires on August 14, 2020 and provides for a monthly rent of $3,404 (RMB 22,150).

On November 20, 2016, Shanghai Takung leased approximately 4,438.5 square feet of office space at No.1701, 17/F, Block A, Huaxing Times Plaza, 478 Wensan Road, Xihu District, Hangzhou, China. The lease expires on November 19, 2019 and provides for a monthly rent $6,940 (RMB 45,152) and monthly service fee of $602 (RMB 3,917).

We lease approximately 538.2 square feet of storage space at the Linji Building A, No. 8 Street 8, Shunyi District, Beijing, China 101300. The lease expires on August 14, 2018 and provides for a monthly rent of $1,460 (RMB 9,500) and a monthly service fee of $88 (RMB 570).

We also lease approximately 2,152.8 square feet of storage space at LingtongGongyuan, Southeast of Hebin Park, Tanggu, Binhai New Area, Tianjin City, China. The lease expires on July 14, 2025 and provides for a monthly rent and monthly service fee of $1,281 (RMB 8,333).

On December 16, 2016, Tianjin Takung leased approximately 13,371 square feet of office space at 2805-10, Financial Street Center, No. 2 Dagu North Road, Heping District, Tianjin, China. The lease expires on December 15, 2018 and provides for a monthly rent of $22,074 (RMB 143,622) and monthly service fee of $4,874 (RMB 31,712).

On September 16, 2017, Tianjin Takung leased 8 parking space as B203, B204, B205, B212, B216, B2017, B2018, B2019 on 3/G, Jinta Apartment, Tianjin, China. The lease expires on September 15, 2018 and provides for a monthly rent of $1,045 (RMB 6,800) and monthly management fee of $184 (RMB 1,200).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our Common Stock was originally quoted on the OTCBB from October 2013 under the designation “CARD”. On November 5, 2014, we amended our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd and on November 12, 2014, our symbol was changed to “TKAT”. Our Common Stock start to trade on the NYSE American from March 22, 2017. Until November 25, 2015, there had been no trading in our Common Stock. The table below presents the high and low bid for our Common Stock for the quarter from October 1, 2015 through December 31, 2017. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended December 31, 2016	High	Low

4th Quarter	$7.70	$5.75

Year ended December 31, 2017	High	Low

1st Quarter	$10.50	$6.94
2nd Quarter	$8.09	$4.64
3rd Quarter	$5.43	$2.15
4th Quarter	$5.05	$2.30

Holders of Our Common Stock

As of December 31, 2017, we had 136 registered stockholders of our Common Stock, which does not include the shares held in street name by brokerage firms. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Stock Option and Warrant Grants

On August 26, 2015, we approved our 2015 Incentive Stock Plan, allowing for the issuance of up to 1,037,000 shares of our Common Stock. On August 27, 2015, we registered the shares of Common Stock reserved for issuance under our 2015 Incentive Stock Plan with the SEC on a registration statement on Form S-8 under the Securities Act. On August 28, 2015, we issued 300,000 shares of our Common Stock under the 2015 Incentive Stock Plan as partial compensation to third party consultants. We have since increased the Stock Plan by an additional 500,000 shares.

During 2017, the Company granted Nil and forfeited 9,765 stock options. The outstanding stock option as of December 31, 2017 is 415,760.

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

Equity Compensation Plans

On August 26, 2015, we approved our 2015 Incentive Stock Plan, allowing for the issuance of up to 1,037,000 shares of our Common Stock. On August 27, 2015, we registered the shares of Common Stock reserved for issuance under our 2015 Incentive Stock Plan with the SEC on a registration statement on Form S-8 under the Securities Act. On August 28, 2015, we issued 300,000 shares of our Common Stock as partial compensation to third party consultants. On November 20, 2015, we issued 487,000 restricted shares of our Common stock as partial compensation to third party consultants. On November 30, 2016, we issued 50,000 shares of our Common Stock to the third party consultant for general financial advisory and banking service. On October 2, 2017, we issued 20,000 shares of our Common Stock to the third party consultant. These issuance of shares were under the 2015 Incentive Stock Plan.

During 2017, the Company granted nil and forfeited 9,765 stock options. The outstanding stock option as of December 31, 2017 is 418,760.

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

We also issued 20,000 shares of our Common Stock to the third party consultant on October 2, 2017. The issuance is exempted from the registration under Section 4(2) of the Securities Act and bears a standard restrictive legend under the Securities Act.

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

These statements include, without limitation, statements about our anticipated expenditures, including those related to general and administrative expenses; the potential size of the market for our services, future development and/or expansion of our services in our markets, our ability to generate revenues, our ability to obtain regulatory clearance and expectations as to our future financial performance. Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described in our filings with the Securities and Exchange Commission.

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

On August 27, 2014, we entered into a Contribution Agreement with Cardigant Neurovascular. Pursuant to the Contribution Agreement, we assigned all our assets, properties, rights, title and interest used or held for use by our business, (except for certain excluded assets set forth therein) which was the treatment of atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature using systemic and local delivery of large molecule therapeutics and peptide mimetics based on high density lipoprotein targets (“Cardigant Business”). In consideration for such contribution of capital, Cardigant Neurovascular agreed to assume all our liabilities arising from the Business prior to the date of the Contribution Agreement and thereafter with regard to certain contributed contracts. We granted Cardigant Neurovascular an exclusive option for a period of 6 months to purchase the excluded assets for $1. Cardigant Neurovascular exercised this option October 20, 2014 and the excluded assets were assigned to Cardigant Neurovascular on October 20, 2014.

Also on October 20, 2014, we acquired all the issued and outstanding shares of Hong Kong Takung, a privately held Hong Kong corporation, pursuant to the Share Exchange Agreement and Hong Kong Takung became our wholly owned subsidiary in a reverse merger, or the “Merger” Pursuant to the Merger, all of the issued and outstanding shares of Hong Kong Takung common stock were converted, at an exchange ratio of 10.4988-for-1, into an aggregate of 8,399,040 shares (before Reverse Stock Split was 209,976,000 shares) of our common stock and Hong Kong Takung became a wholly owned subsidiary of us. The holders of our common stock as of immediately prior to the Merger held an aggregate of 933,236 shares (before Reverse Stock Split was 23,330,662 shares) of our common stock, The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, our name was changed from “Cardigant Medical Inc.,” to “Takung Art Co., Ltd.”

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

Hong Kong Takung operates an electronic online platform located at http://eng.takungae.com for artists, art dealers and art investors to offer and trade valuable artwork.

Through Hong Kong Takung, we offer on-line listing and trading services that allow artists, art dealers and owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform. Our platform also makes investment in high-end and expensive artwork more accessible to ordinary people without substantial financial resources.

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

Since July 28, 2016, we have expanded access to our trading platform to residents of Russia, Mongolia, Australia and New Zealand – our first major expansion of operations outside of China. To further stimulate trading interest, we have added selected portfolios from these countries to our platform, which is now comprised of 241 artworks including three Russian painting portfolios and fifteen Mongolian paintings.

On July 3, 2017, we introduced a new "A" tier to our trading platform comprised of portfolios that meet an elevated set of standards including higher levels of liquidity, market value, number of owners, and number of VIP traders.

In September 2017, we launched Unit+, a new unit trading platform for collectibles, with each Unit+ portfolio containing multiple numbers of the same item for traders to opt for direct ownership with physical delivery by trading the units they own for one or more items in the portfolio. In December 2017, we entered the sports memorabilia market by launching our first sports memorabilia product consisting of an exclusive, limited edition collection of signed replicas of jersey on the Unit+ platform.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees.

For the years ended December 31, 2017 and 2016

The following tables set forth our consolidated statements of income data:

	For the Year Ended December 31
	2017	2016

Revenue
Listing fee	$5,572,840	$10,914,300
Commission	6,112,868	5,416,436
Authorized agent subscription revenue	-	1,049,364
Management fee	1,235,659	1,761,977
Annual fee	1,021	1,352
Total revenue	12,922,388	19,143,429
Cost of revenue	1,247,286	1,129,031
Gross profit	11,675,102	18,014,398
Selling expense	1,395,709	2,272,339
General and administrative expense	12,111,075	7,299,543
Total expenses	13,506,784	9,571,882
(Loss) income from operations	(1,831,682)	8,442,516
Total other income (loss)	1,112,963	(302,373)
(Loss) income before provision for income taxes	(718,719)	8,140,143
Provision for income taxes	342,856	1,769,449
Net (loss) income	$(1,061,575)	$6,370,694

The following tables set forth our consolidated statements of income data (as a percentage of revenue):

	For the Year Ended December 31
	2017	2016

Revenue	100%	100%
Listing fee	43.1	57.0
Commission	47.3	28.3
Authorized agent subscription revenue	-	5.5
Management fee	9.6	9.2
Annual fee	-	-
Total revenue	100	100
Cost of revenue – Direct revenue	9.7	5.9
Gross profit	90.3	94.1
Selling expense	10.8	11.9
General and administrative expense	93.7	38.1
Total expenses	104.5	50.0
(Loss) income from operations	(14.2)	44.1
Total other income (loss)	8.6	(1.6)
(Loss) income before provision for income taxes	(5.6)	42.5
Provision for income taxes	2.7	9.2
Net (loss) income	(8.3)%	33.3%

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks.

As of the year ended December 31, 2017, a total of 241 sets of artwork were listed for trade on our platform —comprising 40 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists ranging in listing value from $128,327 (HK$1,000,000) to $1,539,922 (HK$12,000,000), 35 pieces of jewelry ranging in listing value from $25,665 (HK$200,000) to $1,283,269 (HK$10,000,000), 126 pieces of precious stones ranging in listing value from $12,833 (HK$100,000) to $769,961 (HK$6,000,000), 29 pieces of amber ranging in listing value from $128,327 (HK$1,000,000) to $1,026,615 (HK$8,000,000), 4 pieces of antique mammoth ivory carving ranging in listing value from $128,327 (HK$1,000,000) to $256,654 (HK$2,000,000), 2 pieces of porcelain pastel paintings ranging in listing value from $102,661 (HK$800,000) to $230,988 (HK$1,800,000), 2 pieces of porcelain in listing value from $38,498 (HK$300,000) to $64,163 (HK$500,000), 1 set of Unit+ product with listing value of $152,452 (HK$1,188,000), 1 piece of Yixing Purple Clay with listing value of $128,327 (HK$1,000,000) and 1 piece of sports culture with listing value of $128,892 (HK$1,004,400).

We listed a total of 60 pieces of artworks in 2017. The listing fees ranged from 43.5% to 47% of listing value for paintings and calligraphies, 25.5% to 47.2% of listing value for jewelry, 25% to 47% of listing value for precious stones, 46% of listing value for porcelain, 30.25% of listing value for Unit+ product, 45% of listing value for Yixing Purple Clay and 45% of listing value for sports culture. The total listing value of artwork during 2017 was $14,163,745 (HK$110,372,400).

As of the year ended December 31, 2016, 181 sets of artwork were listed for trade on our platform —31 sets of paintings and calligraphies from famous Chinese and Russian artists ranging in listing value from $128,833 (HK$1,000,000) to $1,545,993 (HK$12,000,000), 18 pieces of jewelry ranging in listing value from $38,650 (HK$300,000) to $515,331 (HK$4,000,000), 96 pieces of precious stones ranging in listing value from $12,883 (HK$100,000) to $772,997 (HK$6,000,000), and 29 pieces of amber ranging in listing value from $128,833 (HK$1,000,000) to $1,030,662 (HK$8,000,000), 4 pieces of antique mammoth ivory carving ranging in listing value from $128,833 (HK$1,000,000) to $257,666 (HK$2,000,000), 2 pieces of porcelain pastel paintings ranging in listing value from $103,066 (HK$800,000) to $2,318,990 (HK$18,000,000) and 1 piece of porcelain with listing value of $64,416 (HK$500,000).

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

The decrease in number of pieces listed, listing values and corresponding listing fees charged during the year ended December 31, 2017 compared to the year ended December 31, 2016 resulted in a decrease in listing fee revenue in the current period.

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

Commission rebate programs are offered to Traders and service agents. We pay to existing Traders 5% of the commission earned from the transactions of new Traders referred by them. The rebate was adjusted from 15% to 5%, starting from January 1, 2017. For service agents, we rebate a total of 40% to 68% of the commission earned from transactions with new Traders to the service agents when they bring in an agreed number of Traders to the trading platform. For service agents who have individual referrers referring Traders to us, we will, after rebating such individual referrers 5% of the commission earned from the transactions of new Traders they referred, deduct such 5% of the commission from the rebates payable to the service agents to which such individual referrers belong. The commission rebate is recognized as reduction of the commission revenue.

The rebates  and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Our trading volume and transaction value amounts increased significantly from 2016 when we commenced operations in Shanghai and consequently added a significant number of Traders from mainland China as they could now settle their trades in Renminbi. This trend continued into 2017.

Total commission revenue increased by $696,432 or 13% for the year ended December 31, 2017 to $6,112,868 compared to $5,416,436 for the year ended December 31, 2016 primarily because of an increased number of traders participating on the platform.

(iii)	Management fee revenue

We charge Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the year ended December 31, 2017, management fee revenue decreased by $526,318, from $1,761,977 for the year ended December 31, 2016 to $1,235,659 for the year ended December 31, 2017, which was primarily due to our waiver of management fees for certain VIP traders from September 1, 2016 to December 31, 2017.

(iv)	Other revenue

During the year ended December 31, 2017, authorized agent subscription revenue decreased by $1,049,364, from $1,049,364 for the year ended December 31, 2016 to $Nil for the year ended December 31, 2017. Authorized agent subscription fee was waived during the year ended December 31, 2017 with the aim to encourage authorized agents to introduce artwork owners to list their artwork on our trading platform.

During the year ended December 31, 2017, annual fee revenue decreased by $331, from $1,352 for the year ended December 31, 2016 to $1,021 for the year ended December 31, 2017.

Cost of Revenue

Cost of revenue for the years ended December 31, 2017 and 2016 were $1,247,286 and $1,129,031, respectively. Our cost of revenue primarily includes the leasing of equipment, depreciation and amortization of hardware and software for our trading platform.

Gross Profit

Gross profit was $11,675,102 for the year ended December 31, 2017, compared to $18,014,398 for the year ended December 31, 2016. The decrease was primarily due to decreased revenue resulting from less artworks listing on our platform.

Gross profit margin decreased by 3.8% to 90.3% for the year ended December 31, 2017 from 94.1%for the year ended December 31, 2016, primarily due to the increase of expenses on maintenance of our trading platform, which resulted in the increase of our cost of revenue.

Listing fees accounted for 43.1% of the total revenue for the year ended December 31, 2017, compared to 57.0% in the year ended December 31, 2016, while commission revenue accounted for 47.3% of the total revenue for the year ended December 31, 2017, compared to 28.3% in the year ended in December 31, 2016.

Operating Expenses

General and administrative expenses for the year ended December 31, 2017 were $12,111,075, compared to $7,299,543 for the year ended December 31, 2016. Despite the decrease in consultancy fee by $248,189 and in share-based compensation by $114,333, there is an significant increase in the following items: salary and welfare by $1,855,250 because of an increase in employee headcount, office expense, insurance and rental expenses by $568,293 because of additional locations leased in Hong Kong and the PRC, travelling expenses by $375,711 due to travelling to the U.S. for the NYSE listing and additional business trips to PRC, an increase of $2,076,159 in bad debt expense; as well as an increase of $229,938 in other expenses.

The following table sets forth the main components of the Company’s general and administrative expenses for the years ended December 31, 2017 and 2016.

	Year ended December 31, 2017		Year ended December 31, 2016
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	229,362	1.9%	477,551	6.5%
Depreciation expenses	191,805	1.6%	170,196	2.3%
Legal and professional fees	997,880	8.2%	1,066,384	14.6%
Salary and welfare	4,771,423	39.4%	2,916,173	40.0%
Office, insurance and rental expenses	1,682,566	13.9%	1,080,941	14.8%
Traveling and accommodation expenses	809,624	6.7%	467,245	6.4%
Stock-based compensation	751,117	6.2%	865,450	11.9%
Non-deductible input VAT expense	300,897	2.5%	163,690	2.2%
Bad debt expense	2,076,159	17.1%	-	-
Others	300,242	2.5%	91,913	1.3%
Total G&A	$12,111,075	100%	$7,299,543	100%

The Company also incurred a total of $1,395,709 and $2,272,339 in selling expenses for the year ended December 31, 2017 and 2016, respectively. The decrease of selling expense was due to fewer promotion and advertising events launched during the year 2017.

Foreign currency gain (loss)

We had a foreign currency gain for the year ended December 31, 2017 of $1,136,817, versus a loss of $516,350 for the year ended December 31, 2016, primarily due to the increased rate of appreciation of RMB and the Company’s larger RMB capital pool compared to the previous year.

Income tax expense

The Company’s effective tax rate varies due to its multiple jurisdictions in which the pretax book incomes or losses incur. The Company was subject to a U.S. income tax rate of 34 % prior to January 1, 2018, Hong Kong profits tax rate at 16.5% and PRC enterprise income tax rate at 25%.

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) other changes to how foreign and domestic earnings are taxed.

The income tax provision in 2017 included $8,842,670 toll-charge income based on the estimated post-1986 untaxed accumulated foreign earnings of approximately $17,554,491 which is subject to U.S. income tax of 15.5% on cash and liquid assets and 8% on non-liquid assets. This toll charge income was fully offset by the current year U.S. pretax book loss, the available federal NOLs and foreign tax credit. Therefore, there was no incremental income tax expense in connection with the toll-charge enacted in 2017. The Company has completed most of its accounting for the tax effects of the Tax Act based on the currently available information. If revisions are needed as new information becomes available, the final determination of the deemed incremental income tax expense, deemed re-measurement of the deferred assets and liabilities or other applicable provisions of the Tax Act will be completed as additional information becomes available within the 12 months re-measurement period.

2017 compared to 2016

The income tax expense for the fiscal years ended December 31, 2017 and 2016 was $342,856 and $1,769,449, respectively. The decrease in income tax expense by $1,426,593 primarily resulted from the reduction in revenue and pre-tax income. In 2017, the Company incurred a pre-tax loss in an amount of $718,716 while the pre-tax income for fiscal year ended December 31, 2016 was $8,140,143. Moreover, total revenue for current year $12,922,388, $6,221,041 lower than that of 2016. Current year pre-tax loss was also caused by the higher operating expense, which increased by $3,934,902 from $9,571,882 in 2016 to $13,506,784 in 2017.

Net (Loss) income

We had a net loss for the year ended December 31, 2017 of $1,061,575, and a net income $6,370,694 for the year ended December 31, 2016.

The net loss during 2017 was mainly due to decrease in listing fee revenue and authorized agent subscription revenue, and an increase in general and administrative expenses.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow

	For the Year Ended December 31
	2017	2016

Net cash (used in) provided by operating activities	$(2,314,997)	$4,624,343
Net cash used in investing activities	(1,572,959)	(7,786,348)
Net cash provided by financing activities	1,000,000	7,340,318
Effect of exchange rate change on cash and cash equivalents	1,359,584	(1,552,432)
Net (decrease) increase in cash and cash equivalents	(1,528,372)	2,625,881
Cash and cash equivalents, beginning balance	13,395,337	10,769,456
Cash and cash equivalents, ending balance	$11,866,965	$13,395,337

As discussed in the income tax expense under Management Discussion & Analysis, the U.S. government enacted a comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Acts (“the Tax Act”). The Tax Act imposed a one-time mandatory transition tax on certain unrepatriated earnings of foreign subsidiaries. As such, the Company included a transition tax in its income tax provision which was offset by its pre-tax book loss in 2017, federal NOLs carryovers and foreign tax credit. Accordingly, there was no provisional tax expense in connection with the new tax bill enacted in 2017 and no impact on its cash flows in 2017.

Sources of Liquidity

The cash balance at December 31, 2017 was $11,866,965. Of the $11,866,965, we had $98,029 denominated in HKD in Hong Kong banks, $693,181 and $762,005 denominated in U.S. dollars deposited in banks in Hong Kong and China respectively, and $10,313,750 denominated in RMB and deposited in banks in China. During the year ended December 31, 2017, net cash used in operating activities totaled $2,314,997. Net cash used in investing activities totaled $1,572,959. Net cash provided by financing activities totaled $1,000,000. The resulting change in cash for the period was a decrease of $1,528,372, which was primarily due to a decrease of listing fee revenue and an increase of general and administrative expenses.

The cash balance at December 31, 2016 was $13,395,337. Of the $13,395,337, we had $1,729,608 denominated in Hong Kong dollars in Hong Kong banks, $148,594 and $761,691 denominated in U.S. Dollars deposited in banks in Hong Kong and China respectively, and $10,755,444 denominated in Renminbi and deposited in a bank in China. During the year ended December 31, 2016, net cash provided by operating activities totaled $4,624,343. Net cash used in investing activities totaled $7,786,348. Net cash provided by financing activities totaled $7,340,318. The resulting change in cash for the period was an increase of $2,625,881, which was primarily due to a net income of $6,370,694 and the collection from subscription proceeds from the issuance of shares.

As of December 31, 2017, the Company had $34,910,711 in total current liabilities, which included $1,461,858 in accrued expenses and other accruals, $25,273,617 in  customers’ deposits, $7,208,761 in short-term borrowings from third parties, $483,822 in amount due to related party, $170,078 in advance from customers  and $312,575 in tax payables. As of December 31, 2016, the Company had $30,602,706 in total current liabilities, which included $608,883 in accrued expenses and other accruals, $21,743,360 in customers’ deposits, $360,248 in advance from customers, $6,308,513 in short-term borrowings from third parties, $1,031,805 in amount due to related party and $549,897 in tax payables.

The Company’s total liabilities as of December 31, 2017 and 2016 amounted to $34,910,711 and $30,602,706, respectively.

The Company’s net assets amounted to $14,655,891 and $14,937,051 as of December 31, 2017 and 2016, respectively.

The Company is aware of events or uncertainties which may affect its future liquidity because of capital controls in the PRC. The RMB is only currently convertible under the "current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of "current account transactions," including payment of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our stockholders, including holders of our shares of common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our PRC subsidiaries.

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

Future Financings

We may sell our common shares in order to fund our business growth. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve sales of the equity securities or arrange for debt or other financing to fund our growth in case it is necessary, or if we are able to do so, there is no guarantee that existing shareholders will not be substantially diluted.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2017 and 2016, respectively.

Comprehensive Income

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the year ended December 31, 2017 and 2016, the Company’s comprehensive income includes net income and foreign currency translation adjustment.

Foreign Currency Translation and Transaction

The functional currency of Hong Kong Takung, Shanghai Takung and Tianjin Takung is the Hong Kong Dollar (“HKD”).

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheets dates, which was 7.8128 and 7.7534 as of December 31, 2017 and December 31, 2016, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 7.7926 and 7.7620 for the year ended December 31, 2017 and 2016, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which was 6.5063 and 6.9430 as of December 31, 2017 and December 31, 2016; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which was 6.7569 and 6.6400 for the year ended December 31, 2017 and December 31, 2016.

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

A significant portion of our cash and cash equivalents is denominated in RMB, and deposits in the financial institutions of China. Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB denominated cash into foreign currencies for current account items, but conversion of RMB denominated cash into foreign exchange for most of the capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE. These approvals, however, do not guarantee the availability of foreign currencies to fund our business activities outside China, or to repay non-RMB denominated obligations.

The cash and cash equivalents as of December 31, 2017 were $11,866,965. Among which, $98,029 was denominated in Hong Kong Dollars in Hong Kong financial institutions, $693,181 and $762,005 were denominated in U.S. dollars and deposited in the financial institutions in Hong Kong and China respectively, and $10,313,750 was denominated in RMB and deposited in the financial institutions of China.

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

We develop systems and solutions for solely internal use. Certain costs incurred in connection with developing or obtaining internal use software are capitalized. Unamortized capitalized costs are included in computer trading and clearing system, within property and equipment, net in the Consolidated Balance Sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software of 5 years. Amortization of these costs is included in depreciation and amortization expense in the Consolidated Statements of Income.

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

No impairment was recorded during the years ended December 31, 2017 and 2016, respectively.

Intangible Assets

Intangible assets represent the licensing cost for our trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2017 and 2016.

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

Listing fee - The Company recognizes the listing fee revenue once the ownership units of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such units accounted as the listing fee revenue accordingly. When the ownership units of the artwork is listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-48.5% of the total offering price for precious stone, amber, calligraphies, paintings and jewelry, which are currently the major types of artwork listed and traded on our system.

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

For selected Traders, beginning on April 1, 2016, we charged a predetermined monthly fee (unlimited trades for specific artworks) for specific artworks. These Traders are selected by authorized agents and reviewed by us. After review, we negotiate individually with each Trader to determine a fixed monthly fee. Different Traders may have different rates but once negotiated and agreed to, the monthly fee is fixed.

Commission rebate programs are offered to Traders and service agents. We rebate 5% of the commission earned from the transactions of new Traders referred by the existing Traders. The rebate rate was adjusted from 15% to 5%, starting from January 1, 2017. For service agents, we rebate a total of 40% to 68% of the commission earned from transactions with new Traders to the service agents when they bring in an agreed number of Traders to the trading platform. For service agents who have individual referrers referring Traders to us, we will, after rebating such individual referrers 5% of the commission earned from the transactions of new Traders they referred, deduct such 5% of the commission from the rebates payable to the service agents to which such individual referrers belong. The commission rebate is recognized as reduction of the commission revenue.

The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Our trading volume and transaction value amounts increased significantly from 2016 when we commenced operations in Shanghai and consequently added a significant number of Traders from mainland China as they could now settle their trades in RMB. This trend continued into 2017.

Management fee - The Company charges management fees for covering the insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork ownership units per day. The management fee is accounted for as revenue, and immediately deducted from the proceeds from the sales of artwork ownership units when a transaction is completed. A discount program is offered to waive the management fee during certain promotion periods. Such discount was recognized upon the completion of the transactions.

Annual fee income - The Company charges an annual fee for providing traders and Offering Agents with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reforms affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017.

Certain activities conducted in foreign jurisdictions may result in U.S. corporate income taxes being imposed on Takung when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F or GILTI under the U.S. Internal Revenue Code beginning after December 31, 2017.

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the year ended December 31, 2017 and 2016. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Earnings Per Share of Common Stock

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10 "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.

Concentration of Risks

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and account receivables. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents and restricted cash with financial institutions with high-credit ratings and quality. Accounts receivable primarily comprise of amounts receivable from the trader customers. With respect to the prepayment to service suppliers, the Company performs on-going credit evaluations of the financial condition of these suppliers. The Company establishes an allowance for doubtful accounts based upon estimates, factors surrounding the credit risk of specific service providers and other information.

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the year ended December 31, 2017 and 2016.

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

Recent Accounting Pronouncements

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies”, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Takung Art Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Takung Art Co., Ltd. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016 , the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk LLP
Marcum Bernstein & Pinchuk LLP We have served as the Company’s auditor since 2016

New York, New York
April 2, 2018

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	December 31,	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$11,866,965	$13,395,337
Restricted cash	25,273,617	21,743,360
Account receivables, net	2,291,698	3,058,568
Prepayment and other current assets	2,300,207	968,446
Loan receivables	7,834,115	6,374,046
Total current assets	49,566,602	45,539,757

Non-current assets
Property and equipment, net	2,191,321	2,065,182
Intangible assets	22,334	20,546
Deferred tax assets, net	291,430	181,154
Other non-current assets	757,235	428,764
Total non-current assets	3,262,320	2,695,646
Total assets	$52,828,922	$48,235,403

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$1,461,858	$608,883
Customer deposits	25,273,617	21,743,360
Advance from customers	170,078	360,248
Short-term borrowings from third parties	7,208,761	6,308,513
Amount due to related party	483,822	1,031,805
Tax payables	312,575	549,897
Total current liabilities	34,910,711	30,602,706

Total liabilities	34, 910,711	30,602,706

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,188,882 shares issued and outstanding as of December 31, 2017; 11,169,276 shares issued and outstanding as of December 31, 2016)	11,189	11,169
Additional paid-in capital	6,116,216	5,532,426
Retained earnings	12,111,096	13,172,671
Accumulated other comprehensive loss	(320,290)	(1,083,569)
Total stockholders’ equity	17,918,211	17,632,697
Total liabilities and stockholders’ equity	$52,828,922	$48,235,403

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Stated in U.S. Dollars except Number of Shares)

	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016

Revenue
Listing fee	$5,572,840	$10,914,300
Commission	6,112,868	5,416,436
Authorized agent subscription revenue	-	1,049,364
Management fee	1,235,659	1,761,977
Annual fee	1,021	1,352
Total revenue	12,922,388	19,143,429

Cost of revenue	(1,247,286)	(1,129,031)
Gross profit	11,675,102	18,014,398

Operating expenses
General and administrative expenses	(12,111,075)	(7,299,543)
Selling expenses	(1,395,709)	(2,272,339)
Total operating expenses	(13,506,784)	(9,571,882)

(Loss) income from operations	(1,831,682)	8,442,516

Other income and expenses:
Other income	576,965	416,353
Loan interest expense	(600,819)	(202,376)
Exchange gain (loss )	1,136,817	(516,350)
Total other income (loss)	1,112,963	(302,373)

(Loss) income before income tax expense	(718,719)	8,140,143

Provision for income taxes	(342,856)	(1,769,449)

Net (loss) income	(1,061,575)	6,370,694

Foreign currency translation adjustment	763,279	(1,082,151)

Comprehensive (loss) income	$(298,296)	$5,288,543

Earnings per common share – basic	$(0.10)	$0.60
Earnings per common share – diluted	$(0.10)	$0.56

Weighted average number of common shares outstanding –basic	11,077,845	10,641,180
Weighted average number of common shares outstanding –diluted	11,077,845	11,309,190

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in U.S. Dollars except Number of Shares)

	Number	Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Stockholders'
	of shares	stock	capital	earnings	(loss)	equity

Balance, December 31, 2015	11,119,276	11,119	4,465,217	6,801,977	(1,418)	11,276,895

Issuance of shares	50,000	50	254,450	-	-	254,500

Stock-based compensation	-	-	812,759	-	-	812,759

Net income for the Year	-	-	-	6,370,694	-	6,370,694

Foreign currency translation adjustment	-	-	-	-	(1,082,151)	(1,082,151)

Balance, December 31, 2016	11,169,276	11,169	5,532,426	13,172,671	(1,083,569)	17,632,697

Issuance of ordinary shares for restricted stock award	19,606	20	(20)

share-based payment	-	-	46,000	-	-	46,000

Stock-based compensation			537,810	-	-	537,810

Net loss for the Year	-	-	-	(1,061,575)	-	(1,061,575)

Foreign currency translation adjustment	-	-	-	-	763,279	763,279

Balance, December 31, 2017	11,188,882	11,189	6,116,216	12,111,096	(320,290)	17,918,211

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(1,061,575)	$6,370,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	742,272	523,698
Interest expense	283,636	-
Bad debt expense	2,076,159	-
Changes in exchange rate	(1,105,458)	508,606
Stock-based compensation	751,157	812,759
Deferred tax liabilities	(23,668)	17,581
Deferred tax assets	(86,608)	(243,772)
Changes in operating assets and liabilities:
Account receivables	(1,309,289)	(2,874,031)
Amount due to related party	(622,392)	-
Prepayment and other current assets	(2,056,243)	528,653
Other non-current assets	(328,471)	(307,383)
Restricted cash	(3,530,257)	(5,548,071)
Due to director	-	502
Customer deposits	3,530,257	5,548,071
Tax payables	(237,322)	(1,014,473)
Advance from customer	(190,170)	360,248
Accrued expenses and other payables	852,975	(58,739)
Net cash (used in) provided by operating activities	(2,314,997)	4,624,343

Cash flows from investing activities:
Purchase of property and equipment	(814,455)	(1,412,302)
Purchase of available-for-sale investments	(76,810,709)	(8,929,857)
Maturity and redemption of available-for-sale investments	76,810,709	8,929,857
Purchase of held-to-maturity investments	-	(14,402,996)
Repayment of loans by third parties	3,795,028	-
Maturity and redemption of held-to-maturity investments	-	14,402,996
Loans to third parties	(4,553,532)	(6,374,046)
Net cash used in investing activities	(1,572,959)	(7,786,348)

Cash flows from financing activities:
Proceeds from short-term borrowings	1,000,000	6,308,513
Proceeds from related party loans	-	1,031,805
Net cash provided by financing activities	1,000,000	7,340,318

Effect of exchange rate change on cash and cash equivalents	1,359,584	(1,552,432)

Net (decrease) increase in cash and cash equivalents	(1,528,372)	2,625,881

Cash and cash equivalents, beginning balance	13,395,337	10,769,456

Cash and cash equivalents, ending balance	$11,866,965	$13,395,337

Supplemental cash flows information:
Cash paid for interest	$526,411	$434,968
Cash paid for income tax	$1,830,376	$3,024,665

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars except Number of Shares)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Takung Art Co., Ltd and Subsidiaries (“Takung”), a Delaware corporation (formerly Cardigant Medical Inc.) through Hong Kong Takung Assets and Equity of Artworks Exchange Co., Ltd. (“Hong Kong Takung”), a Hong Kong company and our wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2017 and 2016.

Comprehensive Income

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the year ended December 31, 2017 and 2016, the Company’s comprehensive income includes net income and foreign currency translation adjustment.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheets dates, which is 7.8128 and 7.7534 as of December 31, 2017 and December 31, 2016, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 7.7926 and 7.7620 for the years ended December 31, 2017 and 2016, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which is 6.5063 and 6.9430 as of December 31, 2017 and December 31, 2016; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 6.7569 and 6.6400 for the years ended December 31, 2017 and December 31, 2016.

The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholder’s equity section of the balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when initially purchased.

A significant portion of our cash and cash equivalents is denominated in RMB, and deposits in the financial institutions of China. Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB denominated cash into foreign currencies for current account items, but conversion of RMB denominated cash into foreign exchange for most of the capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE. These approvals, however, do not guarantee the availability of foreign currencies to fund our business activities outside China, or to repay non-RMB denominated obligations.

The cash and cash equivalents as of December 31, 2017 were $11,866,965. Among which, $98,029 was denominated in Hong Kong Dollars in Hong Kong financial institutions, $693,181 and $762,005 were denominated in U.S. dollars and deposited in the financial institutions in Hong Kong and China respectively, and $10,313,750 was denominated in RMB and deposited in the financial institutions of China.

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

As of December 31, 2017, all short-term investments under held-to-maturity and available-for-sale investments were redeemed with a nil balance.

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

We develop systems and solutions for solely internal use. Certain costs incurred in connection with developing or obtaining internal use software are capitalized. Unamortized capitalized costs are included in computer trading and clearing system, within property and equipment, net in the Consolidated Balance Sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software of 5 years. Amortization of these costs is included in depreciation and amortization expense in the Consolidated Statements of Income.

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

No impairments were recorded during the years ended December 31, 2017 and 2016, respectively.

Intangible Assets

Intangible assets represent the licensing cost for our trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2017 and 2016.

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

Short-term borrowings from third parties

The Company obtained two short-term borrowings from third parties, both with 8% annual interest rate.

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

Listing fee -The Company recognizes the listing fee revenue once the ownership shares of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. When the ownership shares of the artwork are listed and starts trading on our system, the Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-48.5% of the total offering price for amber, precious stones, calligraphies, paintings and jewelry, which are currently the major types of artwork listed and traded on our system.

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

Commission rebate programs are offered to Traders and service agents. We would rebate 5% of the commission earned from the transactions of new Traders referred by the existing Traders. The rebate rate was adjusted from 15% to 5%, starting from January 1, 2017. For service agents, we rebate a total of 40% to 68% of the commission earned from transactions with new Traders to the service agents when they bring in an agreed number of Traders to the trading platform. For service agents who have individual referrers referring Traders to us, we will, after rebating such individual referrers 5% of the commission earned from the transactions of new Traders they referred, deduct such 5% of the commission from the rebates payable to the service agents to which such individual referrers belong. The commission rebate is recognized as reduction of the commission revenue.

The rebates and discounts are recognized as a reduction of revenue in the same period the related revenue is recognized.

Our trading volume and transaction value amounts increased significantly from 2016 when we commenced operations in Shanghai and consequently added a significant number of Traders from mainland China. This trend continued into 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017.

Certain activities conducted in foreign jurisdictions may result in the imposition of U.S. corporate income taxes on Takung when its subsidiaries, controlled foreign corporations (“CFCs”), generate income that is subject to Subpart F or GILTI under the U.S. Internal Revenue Code beginning after December 31, 2017.

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the year ended December 31, 2017 and 2016. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

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

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the year ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Disclosure of Going Concern Uncertainties:     In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in ASU 2014-15 are effective for fiscal years and interim periods within those years, beginning after December 15, 2016. We adopted this amendment in the year beginning January 01, 2017. The adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements.

Balance Sheet Classification of Deferred Taxes: In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent on the consolidated balance sheet. The Company adopted this guidance effective January 1, 2016 and it was applied retrospectively for all prior periods. The Company also adopted this guidance to present the deferred tax assets and deferred tax liabilities with a netted off amount with retrospectively adjusted method.

Stock-based Compensation:  In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Current GAAP provides that excess tax benefits are recognized in additional paid-in capital whereas tax deficiencies are recognized either as an offset to accumulated excess tax benefit, if any, or in the income statement. Excess tax benefits are not recognized until the deduction reduces tax payable. Excess tax benefits must be separate from other income tax cash flows and classified as a financing activity. Under this amendment, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they incur. Excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period and classified along with other income tax cash flows as an operating activity. The Company adopted this amendments in the first quarter of fiscal year 2017. The Company hasn’t recognized excess tax benefits in additional paid-in capital or tax deficiencies as an offset to accumulated excess tax benefit in the prior periods. No reclassification of excess tax benefits from additional paid-in capital to retained earnings with in the equity section of the consolidated balance sheet as of January 1, 2017 was required. The Company elected to continue its method of forfeitures in determining its stock-based compensation expense throughout the year. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). The Company elected the modified retrospective approach.

The Company’s assessment efforts have included reviewing current revenue processes, arrangements and accounting policies to identify potential differences that could arise from the application of this standard on its consolidated financial statements and related disclosures. The Company expects the adoption of this standard to have a material impact on its consolidated financial statements, primarily related to the accounting for rebating commission earned from the transaction to the relevant referrer, including both traders and service agents. The Company currently records the rebate as a reduction of revenue, while under the new standard, the Company records the rebate as a cost of revenue. As this is a classification between revenue and cost of revenue, it would have no impact on the opening balances for the year beginning January 1, 2018. During the year ended December 31, 2017, the Company incurred rebate of $412,217, which was 3.2% of total revenue.

The Company is also currently evaluating the potential impact on the Company’s internal control over financial reporting to identify any necessary changes.

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2018. Since the Company do not have any financial instruments, management does not expect there will be any material impact on the financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us on January 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

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

Statement of Cash Flows:  In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company evaluated that only one specific type of cash flow issue “Separately Identifiable Cash Flows and Application of the Predominance Principle” is applicable such as interest expense and financing from third parties. Therefore, the Company does not believe that this standard has a significant impact on the presentation of its consolidated statement of cash flows.

Statement of Cash Flows:  In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company has already disclosed the restricted cash separately on its Consolidated Statements of Financial Position. Beginning the first quarter of 2018, the Company has adopted and also include the restricted cash balances on the Statements of Consolidated Cash Flows and reconciliation of Cash, cash equivalent and restricted cash within its Consolidated Statements of Financial Positions that sum to the total of the same such amounts shown in its Consolidated Statements of Cash Flows.

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company has adopted this guidance effective for us in the first quarter of 2018 on a prospective basis. This standard does not have a material impact on our consolidated financial statements unless and until the Company plans an acquisition or deconsolidation in the future.

Stock-based Compensation:    In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company will apply this standard beginning in the first quarter of 2018. This standard does not have a significant impact on its consolidated financial statements unless any change to the terms or conditions of an award are substantive. For the awards that were granted prior to December 31, 2017, the Company does not expect any substantive changes to the terms or conditions of those awards.

Financial Instruments - Credit Losses: In June 2017, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2017-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the impact of this standard on the Company’s consolidated financial statements and related disclosures.

Revenue Recognition and Leases: In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object certain public business entities to elect to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company elected to adopt ASC Topic 606 and ASC Topic 842 beginning January 1, 2018 and January 1, 2019, respectively.

Except for the ASU above, in the period from February 2018 through March 2018, the FASB has issued ASU No. 2018-02 through ASU 2018-05, which are not expected to have a material impact on the consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets mainly consist of the short-term borrowing to the third party and the prepaid services for maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets. The prepayment was $2,300,207 and $968,446 as of December 31, 2017 and 2016, respectively.

	December 31, 2017	December 31, 2016

Tax receivables	$1,132,140	$-
Prepaid service fees	489,424	551,273
Short-term borrowings to third party	461,092	259,254
Staff advance	52,124	28,806
Prepaid repair and maintenance	46,733	-
Other current assets	118,694	129,113
Prepayment and other current assets	$2,300,207	$968,446

On October 16, 2017, Shanghai Takung entered into a loan agreement with Mr. Shengri Wang for RMB3.00 million (equivalent to US$0.46 million) with a maturity date of June 30, 2018. Interest shall accrue at a rate of 4% per annum pro-rated to the actual loan period. Mr. Wang is a non-related party to the Company.

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	December 31, 2017	December 31, 2016

Listing fee	$2,259,671	$1,403,255
Authorized agent subscription revenue	559,101	995,453
Monthly commission fee	1,463,243	605,677
Others	80,473	54,183
Less: allowance for doubtful accounts	(2,070,790)	-
Account receivables, net	$2,291,698	$3,058,568

In the year ended December 31, 2017 and 2016, the Company recorded provision for doubtful accounts of $2,070,790 and $0, respectively.

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Outstanding Balance (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date
11/14/2016	Xiaohui Wang	Shanghai Takung	10,275,000	9,827,200	$1,510,413	0%	10/31/2018
9/12/2016	Xiaohui Wang	Tianjin Takung	10,550,000	10,062,400	$1,546,563	0%	11/30/2018
4/4/2017	Xiaohui Wang	Tianjin Takung	1,539,780	1,539,780	$236,659	0%	1/12/2018
4/4/2017	Xiaohui Wang	Tianjin Takung	22,921,725	22,921,725	$3,523,005	0%	12/31/2018
12/15/2017	Xiaohui Wang	Tianjin Takung	3,310,000	3,310,000	$508,737	0%	12/14/2018
12/19/2017	Xiaohui Wang	Tianjin Takung	3,310,000	3,310,000	$508,738	0%	12/18/2018
			Total		$7,834,115

All the transactions were aimed to meet the Company’s working capital needs in U.S. Dollars, which are freely convertible to Hong Kong Dollar.

•	The interest-free loans (the “RMB Loans”) entered into by Shanghai Takung and Tianjin Takung were guaranteed by Chongqing Wintus (New Star) Enterprises Group (“Chongqing”). Xiaohui Wang (“Ms. Wang”) is a citizen of the People’s Republic of China. Ms. Wang is a shareholder and the legal representative of Chongqing. Both Chongqing and Ms. Wang are non-related parties to the Company.

•	Hong Kong Takung entered into loan agreements (the “U.S. Dollar Loans”) with Merit Crown Limited, a Hong Kong company (“Merit Crown) with interest accruing at a rate of 8% per annum (See Note 10). Merit Crown is a non-related party to the Company.

Through an understanding between Ms. Wang and Merit Crown, the U.S. Dollar Loans are “secured” by the RMB Loans. It is the understanding between the parties that when the U.S. Dollar Loans are repaid, the RMB Loans will be repaid at the same time.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2017	December 31, 2016

Furniture, fixtures and equipment	$167,651	$100,386
Leasehold improvements	426,138	298,965
Computer trading and clearing system	3,287,383	2,802,430
Construction in progress	198,461	-
Sub-total	4,079,633	3,201,781
Less: accumulated depreciation	(1,888,312)	(1,136,599)
Property and equipment, net	$2,191,321	$2,065,182

Depreciation expense was $742,272 and $523,698 for the year ended December 31, 2017 and 2016, respectively.

7. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible asset was $22,334 and $20,546 as of December 31, 2017 and 2016, respectively.

8. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2017 and 2016 consisted of:

	December 31, 2017	December 31, 2016

Deposit – non-current	$316,273	$301,263
Prepayment – non-current	440,962	127,501
Total other non-current assets	$757,235	$428,764

9. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of December 31, 2017 and 2016 consisted of:

	December 31,	December 31,
	2017	2016

Payroll payables	$827,246	$141,022
Accruals for consulting fees	265,393	290,773
Accruals for professional fees	192,067	49,952
Trading and clearing system	52,564	61,735
Accruals for office rental	1,706	7,613
Other payables	122,882	57,788
Total accrued expenses and other payables	$1,461,858	$608,883

10. SHORT-TERM BORROWINGS FROM THIRD PARTIES

The following table sets forth a summary of the loan agreements in short-term borrowing balances:

Date	Borrower	Lender	December 31, 2017 (USD)	December 31, 2016 (USD)	Annual Interest Rate	Repayment Due Date

7/15/2016	Hong Kong Takung	Merit Crown Limited	$1,500,000	$1,509,015	8%	12/31/2018
8/24/2016	Hong Kong Takung	Merit Crown Limited	$1,999,500	$2,011,518	8%	12/31/2018
11/18/2016	Hong Kong Takung	Merit Crown Limited	$1,480,000	$1,480,525	8%	10/31/2018
12/9/2016	Hong Kong Takung	Merit Crown Limited	$1,520,000	$1,520,314	8%	11/30/2018
12/19/2017	Hong Kong Takung	Merit Crown Limited	$500,000	$-	8%	12/18/2018
12/22/2017	Hong Kong Takung	Merit Crown Limited	$500,000	$-	8%	12/21/2018
	Less: Discount loan payable		$(290,739)	$(212,859)

		Total	$7,208,761	$6,308,513

The U.S. Dollar Loans are to provide Hong Kong Takung with sufficient U.S. Dollar-denominated currency to meet its working capital requirements. It is “secured” by the aforementioned RMB Loans (See Note 5) of equivalent amount by its subsidiary to an individual and guarantor affiliated with the lender of the U.S. Dollar Loans. It is the understanding between the parties that when the U.S. Dollar Loans are repaid, the RMB Loans will similarly be repaid.

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of December 31, 2017 and 2016. The fair values of the short-term borrowings approximate their carrying amounts. The weighted average short-term borrowing was $6,315,799 and $1,678,803 for the year ended December 31, 2017 and  2016, respectively. The interest expenses for the short-term borrowings were $524,638 and $135,792 for the year ended December 31, 2017 and 2016, respectively.

11. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of director and related parties to which the Company has transactions with:

(a) Di Xiao, the director of the Company;

(b) Jianping Mao (“Mao”), the wife of the Vice General Manager of Hong Kong Takung.

Amount due to related party

Amount due to related party consisted of the following as of the years indicated:

	December 31, 2017	December 31, 2016

Jianpian Mao (b)	$483,822	$1,031,805
Total	483,822	1,031,805

Related party transactions

Interest expenses to related parties consisted of the following for the years indicated:

	December 31, 2017	December 31, 2016

Jianpian Mao (b)	$76,181	$66,584
Total	76,181	66,584

On August 25, 2016, Hong Kong Takung entered into a loan agreement with Mao for the loan of $2,303,912 (HK$18,000,000) to Hong Kong Takung. Interest shall accrue at a rate of 8% per annum pro-rated to the actual loan period, which shall be from the date the loan amount is made through December 31, 2016. The loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements. $1,279,951 (HK$10,000,000) was repaid on December 31, 2016, and $575,978 (HK$4,500,000) was repaid on November 15, 2017. The total remaining outstanding balance, $483,822, consists of the principal $447,983 (HK $3,500,000) and interest payable $35,839 (HKD 280,000) which were extended with a due date to December 31, 2017. The interest expenses were $76,181 and $66,584 during the years ended December 31, 2017 and 2016, respectively. The Company has fully repaid and settled the amount due to Mao on March 13, 2018.

12. INCOME TAXES

Takung was incorporated in the State of Delaware and is subject to United States income tax. Hong Kong Takung was incorporated in Hong Kong S.A.R. People’s Republic of China and is subject to Hong Kong profits tax. Shanghai Takung and Tianjin Takung are PRC corporations and are subject to enterprise taxes in the PRC.

United States of America

Tax Cuts and Jobs Act Enacted in 2017

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; (4) providing modification to subpart F provisions and new taxes on certain foreign earnings such as Global Intangible Low-Taxed Income (GILTI). Except for the one-time transition tax, most of these provisions go into effect starting January 1, 2018.

The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on unrepatriated earnings of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 undistributed earnings and profits (E&P) of its foreign subsidiaries, as well as the amount of foreign income taxes paid on such earnings and profits. The portion of earnings and profits comprised of cash and liquid assets is taxed at a rate of 15.5 percent and any remaining amount of earnings and profits from non-liquid assets is taxed at a rate of 8 percent. Based on the estimated post 1986 untaxed accumulated earnings of $17.5 million, the Company included $8.8 million toll-charge income, which was fully offset by the current year loss, available federal NOL carryforwards and foreign tax credits. As a result, there was no incremental income tax expense in connection to the toll-charge.

According to IRC Sec. 382, a more-than-fifty-percentage ownership change within a three-year-testing period will limit the Company's ability to utilize its pre-change net operating loss carryforwards. The Company determined that an ownership change occurred on August 28, 2014 and as a result, $237,397 of net operating losses will expire unutilized.

As of December 31, 2017 and 2016, the Company in the United States had $250,590 and $2,212,890 in net operating loss carry forwards available to offset future taxable income, respectively. These net operating loss carryforwards will begin to expire in 2033 if not utilized. Due to the toll-charge income from the Tax Act, the Company utilized a majority of its federal net operating losses as of December 31, 2017.

As of December 31, 2017, the Company has re-measured its deferred taxes with new tax rate of 21% according to the Tax Act. This re-measurement has resulted in a reduction in net deferred tax assets totaling $46,327.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of December 31, 2017, the Company has completed most of its accounting for the effects of the Tax Act based on the currently available information. The Company will monitor future guidance set forth by the Department of Treasury with regard to the Transition Tax provisions under the Act, and true up this estimate as appropriate within the one year measurement period. If revisions are needed as new information becomes available, the final determination of the deemed incremental income tax expense, deemed re-measurement of the deferred assets and liabilities or other applicable provisions of the Tax Act will be completed as additional information becomes available within the 12 months re-measurement period.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the year ended December 31, 2017 and 2016, if applicable.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Company in PRC had $540,913 and $504,782 in net operating loss carryforwards available to offset future taxable income, respectively. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carryback of losses is not permitted. If not utilized, the PRC net operating loss of $513,190 will expire in 2021 and $27,723 will expire in 2022.

The income tax expense was $342,856 and $1,769,449 for the year ended December 31, 2017 and 2016, respectively, related primarily to our subsidiaries located outside of the U.S. Our income (loss) before provision for income taxes for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
	2017	2016
Domestic	$(1,963,291)	$(2,162,110)
Foreign	1,244,572	10,302,253
Income/ (Loss) before income taxes	(718,719)	8,140,143

The income tax provision consists of the following components:

	December 31, 2017	December 31, 2016
Current:
Federal	$-	$-
State	-	-
Foreign	435,551	2,006,768
Total Current	$435,551	$2,006,768

Deferred:
Federal	$(37,398)	$-
State	-	-
Foreign	(55,297)	(237,319)
Total Deferred	$(92,695)	$(237,319)
Total provision for income taxes	$342,856	1,769,449

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follow:

	December 31, 2017	December 31, 2016
(Loss) income before income tax expense	$(718,719)	$8,140,143
Computed tax expense (benefit) with statutory tax rate	(118,588)	1,343,124
Impact of different tax rates in other jurisdictions	(255,701)	(359,520)
Tax effect of non-deductible expenses	281,867	129,936
Toll-charge from the Tax Act	3,006,508	-
Foreign tax credits	(1,615,515)	-
Changes in valuation allowance	(909,388)	655,909
Tax Act U.S. federal rate change	(46,327)	-

Total Provision for Income Taxes	$342,856	$1,769,449

The toll-charge of $8.8 million from the Tax Act subject to taxable income, was fully offset by the current year loss, available federal NOL carryforwards and foreign tax credits. As a result, there was no provisional transition tax accrued as of December 31, 2017.

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of December 31,	As of December 31,
	2017	2016
Deferred tax assets
Tax loss carried forward	$187,826	$873,071
Unvested restricted stock carried forward	37,398	209,629
Deferred advertising expenses	157,262	122,496
Others	518	588
Total deferred tax assets	383,004	1,205,784
Less: valuation allowance	(52,624)	(962,012)
Total Deferred tax assets, net of valuation allowance	330,380	243,772
Deferred tax liabilities
PPE, due to difference in depreciation	(38,950)	(62,618)
Total Deferred tax liabilities	$(38,950)	$(62,618)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	291,430	181,154

Valuation Allowance Reversal

During the fiscal year ended December 31, 2017, we recognized a valuation allowance release of $0.9 million as we were able to utilize the federal net operating loss to offset the toll-charge income.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of its deferred tax assets. As of December 31, 2017, management determined that a valuation allowance of $52,666 has been recorded to recognize the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses no longer exist and additional weight is given to other evidences such as the Company’s projections of growth.

13. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of December 31, 2017 and 2016, the Company has capital commitments of 162,021 and $90,315, respectively.

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of December 31, 2017 are payable as follows:

Year ending December 31, 2018	$989,753

Year ending December 31, 2019	326,556

Year ending December 31, 2020	41,472

Year ending December 31, 2021	15,370

Year ending December 31, 2022 and thereafter	54,434

Total	$1,427,585

Rental expense of the Company was $1,004,494 and $564,585 for the year ended December 31, 2017 and 2016, respectively.

14. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Year ended December 31, 2017	Year ended December 31, 2016

Numerator:
Net (loss) income	$(1,061,575)	$6,370,694
Denominator:
Weighted-average shares outstanding-Basic	11,077,845	10,641,180
Stock options and restricted shares	-	668,010
Weighted-average shares outstanding-Diluted	11,077,845	11,309,190

Earnings per share
-Basic	(0.10)	0.60
-Diluted	(0.10)	0.56

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

There was 487,000 potential shares for the year ended December 31, 2016. Due to the loss from continued operations for the year ended December 31, 2017, approximately 418,760 and 33,809 options and restricted shares, respectively, were excluded from the calculation of diluted net income (loss) per share.

15. STOCKHOLDERS’ EQUITY

On August 26, 2015, the 2015 Incentive Stock Plan (“2015 Plan”) was approved by the Board of Directors for rewarding the Company’s directors, executives and selected employees and consultants for making major contributions to the success of the Company. 1,037,000 shares were registered on August 27, 2015.

On November 20, 2015, we entered into a Consulting Agreement with Regeneration for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Regeneration the Compensation Shares which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, the Compensation Shares shall be returned to the Company for cancellation. Regeneration shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares. The Compensation Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. Pursuant to ASC 505-50-30, this transaction was measured based on the fair value of the equity instruments issued as the Company determined that the fair value of the equity instruments issued in a share-based payment transaction with nonemployees was more reliably measurable than the fair value of the consideration received. The Company measured the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions on the date at which Regeneration’s commitment for performance is reached. The Company recognized (as appropriate relative to the periods and manner that Company would recognize cash payments under the same arrangement) the cost of the appropriate number of the 487,000 shares at the current fair value as of November 20, 2015, and subsequently each financial reporting date until Regeneration has completed its performance. The stock-based compensation related to this consulting agreement was $144,274 and $496,943 for the year ended December 31, 2017 and 2016.

On October 27, 2016, Takung Art Co., Ltd entered into a Financial Advisory Agreement with Maxim Group, LLC (“Maxim”) to provide general financial advisory and banking services, including, assisting and advising the Company with respect to its strategic planning process, business plans and capitalization, helping the Company broaden its shareholder base, increasing shareholder awareness through non-deal roadshows and other value-added services such as making strategic introductions, advising the Company on potential financing alternatives and merger and acquisition criteria and activity. As consideration of the provision of such services, the Company agreed to issue to Maxim or its designees 50,000 restricted shares of the Company’s common stock (“Compensation Shares”) with unlimited piggyback registration rights. Maxim shall also be entitled to additional fees in connection with any financings and transactions arranged by Maxim and reimbursement of reasonable expenses. As additional consideration, the Company shall, during the term of the Financial Advisory Agreement and for twelve (12) months thereafter, offer to retain Maxim as lead book running manager if it were to propose to effect a public offering of its securities on a US exchange, private placement of its securities or other financing. The Company fair valued the shares at grant date and recorded $201,808 as share-based compensation expense during the year ended December 31, 2017.

On October 2, 2017, we entered into a prepaid retainer contract with Regeneration to render consulting and advisory services in connection with investor relations. The Company recognized the cost of  the 20,000 shares at the current fair value of $46,000 as of October 2, 2017 as prepayment, and amortized the cost subsequently in a straight line method until Regeneration has completed its performance for one year ended October 2, 2018. Accordingly, the stock-based compensation related to this consulting agreement was $11,500  for the year ended December 31, 2017.

Stock-based Compensation Plans

During the year ended December 31, 2017, the Company had no option activities. 268,600 were granted effective on February 2, 2016, 50,000 were granted effective on February 29, 2016 and 112,925 of the options were granted effective on March 30, 2016. In addition, on December 1, 2015 and March 1, 2016, 12,143 and 7,463 of restricted stock-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The February 2, 2016 grant included a grant of 50,000 shares to a non-employee who became an employee on March 2, 2016.

On March 1, 2017, November 23, 2017 and December 1, 2017, 15,000, 2,143, 16,667 of restricted stock-based awards were granted. 18,942 of restricted stock-based awards were vested during the fiscal year ended December 31, 2017.

The exercise price of stock options ranged from $2.91 to $3.65 and the requisite service period ranged from two to five years. 130,419 stock options have been vested and 9,765 stock options were cancelled during the fiscal year ended December 31, 2017, and no stock options were exercised in the year ended December 31, 2017.

Stock Options:

The number of stock options as of December 31, 2017 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding, beginning of year	428,525	3.15	3.45	1,906,718
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	9,765	3.20	3.15	-
Outstanding, end of year	418,760	3.15	2.42	-
Exercisable, end of year	130,419	3.13	1.60	-
Expected to vest	288,341	3.16	2.80	-

The following table sets forth changes in compensation-related restricted stock awards during year ended December 31, 2017, and 18,942 shares are exercisable as of December 31, 2017. The Company uses fair market value of its common stock publicly traded on the date of the grant to determine the fair value of restricted shares.

	Number of	Weighted Average Grant Date	Weighted Average Remaining Contractual
	Shares	Fair Value	Term
Unvested at December 31, 2016	1,244	$3.35	0.17 years
Granted	33,810	4.92	1.00 years
Forfeited	-	-
Vested	(18,942)	-
Unvested at December 31, 2017	16,112	3.27	0.88 years

As of December 31, 2017, the unrecognized stock-based compensation expenses under the 2015 Stock Incentive Plan were $556,533. The stock-based compensation expenses recognized were $751,117 and $812,759 during the years ended December 31, 2017 and 2016, respectively.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Di Xiao, the Company’s Chief Executive Officer (“CEO”), and Chun Hin Leslie Chow, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

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

During the year ended December 31, 2017, the Company enhanced its internal controls over financial reporting by making the following changes in internal controls over financial reporting:

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

The following are our officers and directors as of April 2, 2018. Other than Messrs. Joseph Levinson and John Levy , our officers and other directors reside year-round in either the PRC and Hong Kong and, therefore, it may be difficult for investors to effect service of process within the U.S. upon the latter or to enforce judgments against them obtained from the United States courts.

The following table sets forth certain information concerning our directors and executive officer:

Name	Age	Position
Di Xiao	42	Chief Executive Officer, and Chairman
Chun Hin Leslie Chow	34	Chief Financial Officer
Joseph Levinson	41	Director
William Kwok Keung Tsui	61	Director
John Levy	62	Director
Zishen Li	34	Director

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

CHUN HIN LESLIE CHOW, is a qualified Certified Public Accountant in the United States. Mr. Chow has extensive experience in financial advising and has been engaging in the profession for more than ten (10) years. Mr. Chow graduated with Highest Honors from the University of California, Santa Barbara, with a Bachelor of Arts degree in Business Economics. From October 2005 to March 2009, Mr. Chow worked at Deloitte &Touche LLP in the United States with his last position as audit senior. From April 2009 to April 2011, Mr. Chow worked as a manager in Albeck Financial Services, a financial consulting firm in the United States. In May 2011, Mr. Chow became a managing director in Albeck Financial Services and was promoted to partner in March 2014. Mr. Chow was mainly responsible for financial reporting review, GAAP technical consultation, financial statement audit preparation, valuation of financial instruments and assisting companies with their management assessment of internal controls under Section 404 of Sarbanes Oxley Act and other corporate governance requirements. Mr. Chow has been an independent non-executive Director of Golden Power Group Holdings Limited, a company listed on the Hong Kong Stock Exchange, since June 2015. Mr. Chow has also been an independent non-executive Director of PPS International (Holdings) Limited, a company listed on the Hong Kong Stock Exchange, since September 2015. Since August 17, 2015, Mr. Chow has been a consultant to the Company. He was appointed our Chief Financial Officer as well as Chief Financial Officer of our Hong Kong subsidiary, Hong Kong Takung Art Co., Ltd, effective February 22, 2016.

JOSEPH LEVINSON, joined the Company's Board of Directors on December 1, 2015. Mr. Levinson has more than 20 years of experience in managing cross-border issues pertaining to U.S.-listed foreign companies. He speaks and reads Chinese fluently and has provided due diligence and forensic accounting services to many U.S.-based funds on their China-based investments, as well as extensive accounting and auditing consulting for numerous U.S.-listed Chinese companies. Mr. Levinson was previously a Manager in the banking practice of the New York office of Deloitte and Touche and was involved in numerous transactions involving complex financial structures. Mr. Levinson also previously worked at KPMG in New York and Hong Kong. In the 1990s, Mr. Levinson served as an executive of Hong Kong Stock Exchange-listed China Strategic Holdings, where his major responsibilities included its subsidiary, China Tire, one of the first Mainland Chinese companies, to list on the NYSE. He is also the editor of "Wall Street Guanxi: How Chinese Companies Can Maximize Their Value in the U.S. Capital Markets", a trade paperback published in Chinese by Beijing University Press in 2007. Mr. Levinson graduated summa cum laude from the University at Buffalo with a double major in accounting and finance. Mr. Levinson's track record as a U.S. Certified Public Accountant for 20 years, and his long experience in China were factors viewed favorably by the Board in selecting Mr. Levinson for a directorship. Specifically, Mr. Levinson's experience as a manager at the "Big 4" firm of Deloitte and Touche, his work as a U.S. Certified Public Accountant, and his academic achievements were factors in leading to this recommendation. Mr. Levinson's vast experience in managing cross-board issues pertaining to U.S. listed foreign companies and his Chinese language skills qualifies him to serve on our Board and led the Board to conclude that he should be nominated to serve another term as a director.

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

JOHN F. LEVY, became a director of the Company on March 1, 2016. Mr. Levy currently serves as the Chief Executive Officer and principal consultant for Board Advisory (the “Levy Company”), a consulting firm established to assist public companies, or companies aspiring to be public with corporate governance, corporate compliance, ethics, financial reporting and financial strategies. He has held this role since May 2005. Mr. Levy is a recognized corporate governance and financial reporting expert with over 30 years of progressive financial, accounting and business experience; including nine years in public accounting with three national accounting firms and having served as Chief Financial Officer of both public and private companies for over 13 years. Mr. Levy currently serves on the board of directors of two other public companies: Applied Minerals, Inc. (since January 2008), a mine owner that extracts, processes, markets halloysite clay and iron oxide for sale to a range of end markets; and Washington Prime Group, Inc. (since June 2016), a New York Stock Exchange listed retail REIT that owns, develops and manages over 100 shopping centers in the United States. Mr. Levy also served on the board of directors of Applied Energetics, Inc., a company specializing in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies, until February 2016; Gilman Ciocia, Inc., a former financial planning and tax preparation firm, until October 2013; BrightPoint, Inc., a former NASDAQ listed device lifecycle services provider to the wireless industry, until October 2012; and China Commercial Credit, Inc., a financial services firm operating in China, until December 2016. Mr. Levy also served as a board member and program chair for the New Jersey Chapter of the National Association of Corporate Directors (“NACD”) from October 2007 to June 2012. Mr. Levy is a frequent speaker on the roles and responsibilities of board members and audit committee members. He has authored and presented numerous courses on finance, management and governance to state accounting societies including THE 21ST CENTURY DIRECTOR: Ethical and Legal Responsibilities of Board Members. Mr. Levy is a Certified Public Accountant with several years of experience. Mr. Levy is a graduate of the Wharton School of Business at the University of Pennsylvania, and received his MBA from St. Joseph's University in Philadelphia, Pennsylvania. Mr. Levy is a National Association of Corporate Director’s Board Leadership Fellow.

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

Mr. Chow has been appointed as Chief Financial Officer of the Company’s wholly-owned Hong Kong subsidiary, Hong Kong Takung Art Co., Ltd, effective February 22, 2016.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the Board believes that marketing and technology experience should be represented on the Board. The Company is involved in the on-line trading business in Hong Kong and the PRC.  Therefore, the Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the board believes that governmental, political or diplomatic expertise should be represented on the Board.

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

Except as otherwise reported above, none of our directors hold directorships in other reporting companies.

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

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2017:

Board of Directors	3
Audit Committee	7
Compensation Committee	1
Nominating Committee	1

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2017, our officers and directors, and all of the persons known to us to own more than 10% of our Common Stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Takung Art Co., Ltd and its subsidiaries, Hong Kong Takung Art Co., Ltd, Takung (Shanghai) Co., Ltd and Takung Cultural Development (Tianjin) Co., Ltd. in the fiscal years ended December 31, 2017 and 2016 in their capacity as such officers. Mr. Chun Hin Leslie Chow, our chief financial officer received no additional compensation for his services as chief financial officer of Hong Kong Takung Art Co., Ltd. Mr. Li receives no additional consideration for his services as director of the Company. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Bonus	Stock Options *	Total Annual
Di Xiao	2017	$230,988	$58,624	$61,246	$350,858
Chief Executive Officer and Director (1)	2016	193,533	60,551	51,346	305,430

Chun Hin Leslie Chow (2)	2017	224,422	419,234	73,612	717,268
Chief Financial Officer	2016	172,064	45,100	61,310	278,474

Zishen Li (3) Vice President, Hong Kong Takung General Manager, Shanghai Takung and Tianjin Takung	2017	83,653	26,553	13,431	123,637
	2016	75,944	13,785	12,180	101,909

(1)     For the year ended December 31, 2016, Mr. Xiao received an apportioned salary of $193,533 and an apportioned bonus of $60,551. His compensation is apportioned between Takung Art Co., Ltd and its subsidiary, Hong Kong Takung Art Co., Ltd to reflect the time he spends on the affairs of both entities. For the year ended December 31, 2017, Mr. Xiao received salary of $230,988, bonus of $58,624 and stock options worth $61,246. On March 1, 2016, Mr. Xiao was granted stock options to purchase 50,000 shares of common stock of the Company at an exercise price of $3.30 per share pursuant to the Company’s 2015 Incentive Stock Plan. The options are exercisable during the term of his employment in three equal installments of 16,666 shares of common stock, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof.

(2)     Mr. Chow was appointed our Chief Financial Officer and Chief Financial Officer of our Hong Kong subsidiary, Hong Kong Takung Art Co., Ltd on February 22, 2016. He received an apportioned salary of $224,422, bonus of $419,234  for uplisting and stock options worth $73,612. On February 22, 2016, Mr. Chow was granted stock options to purchase 50,000 shares of common stock of the Company at an exercise price of $2.91 per share pursuant to the Company’s 2015 Incentive Stock Plan. The options are exercisable during the term of his employment in three equal installments of 16,666 shares of common stock, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof.

(3)     Mr. Li has been a Vice President of Hong Kong Takung since March 1, 2015. He was subsequently appointed as the General Manager of Shanghai Takung with effect from July 28, 2015 and General Manager of Tianjin Takung with effect from January 27, 2016. He was appointed as director of the Company on March 11, 2016. For the year ended December 31, 2017, Mr. Li received an apportioned salary of $83,653 and an apportioned bonus of $26,553. His compensation is apportioned between the subsidiaries, Hong Kong Takung Art Co., Ltd, Shanghai Takung and Tianjin Takung to reflect the time he spends on the affairs of these entities. He receives no additional compensation as director of the Company.

*The value reported for each executive is the cost recognized in our financial statements during fiscal year 2017, calculated in accordance with Accounting Standards Codification Topic 718 "Share-based Compensation”.

Operating Subsidiary Executive Compensation Summary

The table below sets forth the positions and compensations for the officers and sole director of Hong Kong Takung for the years ended December 31, 2017 and 2016.

Name	Year	Annual Salary ($)		Bonus ($)	Total ($)
Di Xiao	2017	230,988	(2)	58,624	289,612
Managing Director	2016	193,533	(1)	60,551	254,084	(1)

Leslie Chow	2017	224,422	(3)	419,234	643,656	(3)
Chief Financial Officer	2016	172,064		45,100	217,164

(1)	Mr. Xiao received a monthly compensation of $15,460 (HK$120,000).

(2)	Mr. Xiao’s monthly compensation was adjusted to $17,966 (HK$140,000) on February 2017. His compensation is apportioned between Takung Art Co., Ltd and its subsidiary, Hong Kong Takung Art Co., Ltd to reflect the time he spends on the affairs of both entities.

(3)	Mr. Chow’s monthly compensation was adjusted to $17,461 (HK$136,064) on February 2017. His compensation is apportioned between Takung Art Co., Ltd and its subsidiary, Hong Kong Takung Art Co., Ltd to reflect the time he spends on the affairs of both entities.

The table below sets forth the positions and compensations for the General Manager of Shanghai Takung and Tianjin for the years ended December 31, 2017 and 2016.

Name	Year	Annual Salary ($)		Bonus ($)	Total ($)
Zishen Li	2017	$83,653	(1)	$26,553	$110,206	(1)
Managing Director	2016	75,944		13,785	89,729

(1)	Mr. Li’s monthly compensation paid by Hong Kong Takung and Shanghai Takung Takung were $4,876 (HKD$38,000) and $1,688 (RMB11,408), respectively, to reflect the time he spends on the affairs of the entities

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

On February 22, 2016, the board of directors of the Company approved the appointment of Mr. Chow as the new Chief Financial Officer of the Company and the Company’s wholly-owned Hong Kong subsidiary, Hong Kong Takung Art Co., Ltd, effective February 22, 2016. The employment agreement may be terminated by either party upon three months’ advance notice.

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

Compensation of Directors

The following table sets forth the compensation received by our directors in fiscal year of 2017 and 2016 in their capacity as directors.

Name and Principal Position	Year	Fee earned or paid in Cash ($)	Base Compensation and bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Di Xiao	2017	$-	$289,612	$-	$61,246	$-	$-	$-	$350,858
Chief Executive Officer and director (1)	2016	-	254,084	-	51,346	-	-	-	305,430

Joseph Levinson	2017	50,000	-	36,124	-	-	-	-	86,124
Director (2)	2016	47,769	-	22,945	-	-	-	-	70,714

William Kwok Keung Tsui	2017	50,000	-	43,624	-	-	-	-	93,624
Director (2)	2016	47,769	-	16,062	-	-	-	-	63,831

John Levy	2017	50,000	-	38,440	-	-	-	-	88,440
Director (3)	2016	41,102	-	20,890	-	-	-	-	61,992

Zishen Li	2017	-	110,206	-	13,431	-	-	-	123,637
Director (4)	2016	-	89,729	-	12,180	-	-	-	101,909

(1)	On March 1, 2016, Mr. Di Xiao was granted stock options to purchase 50,000 shares of common stock of the Company at an exercise price of $3.30 per share pursuant to the Company’s 2015 Incentive Stock Plan. The options are exercisable during the term of his employment in three equal installments of 16,666 shares of common stock, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof. Mr. Xiao received these stock options for his services as director for the year ended December 31, 2017.

(2)	Messrs. Joseph Levinson and William Kwok Keung Tsui joined the Company as its directors on December 1, 2015. They each received an apportioned salary of $47,769 for the year ended December 31, 2016 and cash compensation of $50,000 for their services for the year ended December 31, 2017. Mr. Levinson also received stock awards worth $36,124 and Mr. Tsui received stock awards worth $43,624, respectively.

(3)	Mr. John Levy joined the Company as a director on March 1, 2016. He received an apportioned cash compensation of $50,000 and stock awards worth $38,440 for his services for the year ended December 31, 2017.

(4)	Mr. Zishen Li was appointed to serve as a director of the Company on March 11, 2016. He received stock awards worth $13,431 for his services as director.

Option Grants Table

During the year ended December 31, 2017, the Company did not grant new stock options. During the year ended December 31, 2016, the Company granted an aggregate of 431,525 stock options under the 2015 Plan. 268,600, including a grant of 50,000 shares to a non-employee who became an employee on March 2, 2016, were granted effective on February 2, 2016, 50,000 were granted effective on February 29, 2016 and 112,925 of the options were granted effective on March 30, 2016.

Outstanding Equity Awards at Fiscal Year-End

During year ended December 31, 2017, 31,810 of restricted stock-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The total unvested restricted stock was 16,112 shares as of December 31, 2017.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

130,419 stock options have been vested and 9,765 stock options were cancelled during year ended December 31, 2017. As of December 31, 2017, the number of options outstanding and exercisable were 418,760 and 130,419 respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of April 2, 2018.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Takung Art Co., Ltd, Flat/RM 03-04 20/F Hutchison House 10 Harcourt Road, Central, Hong Kong.

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	Percentage Ownership of Shares of Common Stock
Owner of more than 5% of Class

Yan Sun (3) 1-4-901, Tianyang Place, Beicang Town, Beichen District, Tianjin, PRC	Common Stock	3,732,907	33.4%

CEDE & CO PO BOX 20 Bowling Green Station New York NY 10014	Common Stock	1,192,829	10.7%

Directors and Officers

Di Xiao (2)(3)(4)	Restricted Stock	125,722	1.1%

Chun Hin Leslie Chow (5)	Common Stock	33,332	*

Joseph Levinson (6)	Common Stock	7,143	*

William Kwok Keung Tsui (6)	Common Stock	5,000	*

John Levy (7)	Common Stock	7,463	*

Zishen Li	Common Stock	6,000	-

All Officers and Directors (six persons)		184,660	1.7%

* Less than one percent (1%) of the issued and outstanding shares of Common Stock as of April 2, 2018.

(1)	In determining beneficial ownership of our Common Stock as of a given date, the number of shares shown includes shares of Common Stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of Common Stock owned by a person or entity on April 2, 2018, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of Common Stock outstanding on April 2, 2018 (11,188,882), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred stock and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	In connection with the Reverse Merger, Di Xiao was appointed as our new Chief Executive Officer, Chief Financial Officer and director effective from October 20, 2014.

(3)	On October 20, 2014, we acquired Hong Kong Takung in a Reverse Merger transaction involving Kirin Linkage Limited and Loyal Heaven Limited, shareholders of Hong Kong Takung. In consideration of receiving all 20,000,000 issued and outstanding shares of Hong Kong Takung, we issued to Kirin Linkage Limited and Loyal Heaven Limited 41,995,200 and 167,980,800 pre Reverse Stock Split shares of restricted Common Stock respectively. Kirin Linkage Limited, a Cayman Islands company had four stockholders, namely AihuaTian, Caijing Zhao, Yue Zhang and Di Xiao, each holding equal shares of Kirin Linkage Limited. Accordingly, each shareholder of Kirin Linkage Limited had sole investment and voting power over shares owned by Kirin Linkage Limited in the proportion to their respective shareholdings in Kirin Linkage Limited. On or about August 12, 2015, Kirin Linkage Limited transferred its shareholdings in the Company to five (5) individuals who were its shareholders. Di Xiao, one of the recipients of these shares, received 92, 390 post Reverse Stock Split shares. None of the other transferees hold more than five per cent (5%) of the Company’s issued and outstanding shares. Similarly, on or about August 12, 2015, Loyal Heaven Limited transferred all its shares in the Company to eight (8) individuals who were its shareholders, of whom only Yan Sun holds more than five per cent (5%) of the Company’s issued and outstanding shares of Common Stock. Each of the aforementioned stockholders has sole investment and voting power over their respective shares of Common Stock in the Company.

(4)	On March 1, 2016, Mr. Xiao was granted an option pursuant to the Company's 2015 Incentive Stock Plan to purchase a total of 50,000 shares of Common Stock of the Company at $3.30 per share. The option shall become exercisable during the term of his employment in three (3) equal annual installments of 16,666 shares of Common Stock each, the first installment to be exercisable on the date of issue of the option with additional installments becoming exercisable on each of the successive anniversaries following the option grant date. As of April 2, 2018, Mr. Xiao may exercise his option to purchase 33,332 shares of the Company’s Common Stock.

(5)	On February 22, 2016, Mr. Chow was granted an option pursuant to the Company's 2015 Incentive Stock Plan to purchase a total of 50,000 shares of Common Stock of the Company at $2.91 per share. The option shall become exercisable during the term of his employment in three (3) equal annual installments of 16,666 shares of Common Stock each, the first installment to be exercisable on the date of issue of the option with additional installments becoming exercisable on each of the successive anniversaries following the option grant date. As of April 2, 2018, Mr. Chow may exercise his option to purchase 33,332 shares of the Company’s Common Stock.

(6)	Both Messrs. Joseph Levinson and William Kwok Keung Tsui were appointed directors of the Company on December 1, 2015. Pursuant to Mr. Tsui’s appointment letter, he shall, apart from cash compensation be entitled to receive 5,000 restricted shares of Common Stock per year, which shall vest in 4 equal quarterly installments. Pursuant to Mr. Levinson’s appointment letter, he shall, apart from cash compensation, be entitled to receive 5,000 restricted shares of Common Stock, or the equivalent of $25,000 worth of shares, whichever is greater per year, which shall vest in 4 equal quarterly installments. Both Mr. Levinson’s and Mr. Tsui’s shares for the services rendered as a director of the Company in the year of 2016 were issued on March 22, 2017.

(7)	Mr. Levy was appointed as director of the Company on March 1, 2016. Pursuant to Mr. Levinson’s appointment letter, he shall, apart from cash compensation, be entitled to receive 5,000 restricted shares of Common Stock, or the equivalent of $25,000 worth of shares, whichever is greater per year, which shall vest in 4 equal quarterly installments. Mr. Levy’s shares for the services rendered as a director of the Company in the year of 2016 were issued on March 22, 2017.

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

Secured Loan Agreements

In July 2016, Shanghai Takung and Tianjin Takung entered into interest-free loans (the “RMB Loans”, see note 5) with an individual, Xiaohui Wang ("Ms. Wang"), a citizen of the People’s Republic of China. Thereafter, Hong Kong Takung entered into loan agreements (the “U.S. Dollar Loans”, see note 10) with Merit Crown Limited, a Hong Kong company (“Merit Crown), with interest accruing at a rate of 8% per annum pro-rated through the maturity date. Merit Crown is a non-related party to the Company.

All the transactions were aimed to meet the Company’s working capital needs in U.S. Dollars, which are freely convertible to Hong Kong Dollars.

The “RMB Loans” that Shanghai Takung and Tianjin Takung entered were guaranteed by Chongqing Wintus (New Star) Enterprises Group (“Chongqing”). Ms. Wang is a shareholder and the legal representative of Chongqing. Both Chongqing and Ms. Wang are non-related parties to the Company.

Through an understanding between Ms. Wang and Merit Crown, the U.S. Dollar Loans are “secured” by the RMB Loans. It is the understanding between the parties that when the U.S. Dollar Loans are repaid, the RMB Loans will be repaid at the same time.

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

Audit Fees

We incurred approximately $2,834 for professional services rendered by our former registered independent public accounting firm, AWC Albert Wong & Company for the audit of Hong Kong Takung for 2016.

We incurred approximately $266,490 for professional services rendered by our current registered independent public accounting firm, Marcum Bernstein & Pinchuk LLP for the audit and review of the Company in the fiscal year 2016, including a $200,000 fee for the re-audit of the Company for the years ended 2014 and 2015.

We incurred approximately $175,000 for professional services rendered by our current registered independent public accounting firm, Marcum Bernstein & Pinchuk LLP for the audit and review of the Company in the fiscal year 2017.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2017 and 2016.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2017 and 2016.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2017 and 2016.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment (3)
3.7	Certificate of Amendment (5)
3.8	Certificate of Incorporation of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
3.9	Articles of Association of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
4.1	Takung Art Co., Ltd 2015 Incentive Stock Plan (6)
10.1	Share Exchange Agreement dated September 23, 2014, by and among Cardigant Medical Inc., HongKong Takung Assets and Equity Artworks Exchange Co., Ltd., and the shareholders of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
10.2	Tenancy Agreement with Hongville Limited (4)
10.3	Co-Owner Agreement (4)
10.4	Provisional Rules Governing the Trading in Artwork Units (4)
10.5	Provisional Rules Governing the Offering and Listing of Artwork Units(4)
10.6	Market Entry Agreement of Traders (4)
10.7	Provisional Administrative Measures Governing the Registration and Clearing of Artwork Units(4)
10.8	Order Form with China Telecom Global Limited(4)
10.9	Employment Letter, dated June 1, 2014, by and between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Di Xiao(4)
10.10	Cooperation Agreement for Bank-Dealer Payment Services, dated August 20, 2013, by and between Wing Lung Bank Ltd. and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.11	Agreement of Funds Transfer Services, dated June 25, 2014, by and between China Merchants Bank Co., Ltd., Hong Kong Branch and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.12	Internet and SMS Marketing Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.13	Print Media Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.14	Trader Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.15	Software Development Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.16	Subscription Agreement (8)
10.17	Consulting Agreement between the Company and Regeneration Capital Group, LLC dated November 20, 2015 (9)
10.18	Software Development Agreement dated August 1, 2015, between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Shenzhen Qianrong Cultural Investment Development Co., Ltd.(10)
10.19	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated July 15, 2016 (11)
10.20	Loan Agreement between Takung (Shanghai) Co., Ltd, Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated July 15, 2016 (11)
10.21	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated August 24. 2016. (12)
10.22	Loan Agreement between Takung (Shanghai) Co., Ltd, Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated August 24, 2016.(12)
10.23	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Jianping Mao dated August 25. 2016. (12)
10.24	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated November 14. 2016. (13)
10.25	Loan Agreement between Takung (Shanghai) Co., Ltd, Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated November 14. 2016. (13)
10.26	English Translation of the Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated December 2, 2016. (14)
10.27	English Translation of the Loan Agreement between Takung Cultural Development (Tianjin) Co., Ltd., Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated December 2, 2016. (14)
10.28	Financial Advisory Agreement between the Company and Maxim Group, LLC dated October 27, 2016.(15)
10.29	Extension of Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated January 4, 2017. (16)
10.30	Loan Agreement between Takung Cultural Development (Tianjin) Co., Ltd., Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated January 4, 2017. (16)

21.1	List of Subsidiaries *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

(4)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(5)	Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on August 12, 2015.

(6)	Incorporated herein by reference to Exhibit 4.1 to our registration statement on Form S-8 filed with the SEC on August 27, 2015.

(7)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 31, 2015.

(8)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 17, 2015.

(9)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 23, 2015.

(10)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on November 25, 2015.

(11)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on July 20, 2016.

(12)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on August 30, 2016.

(13)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 23, 2016.

(14)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on December 7, 2016.

(15)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on December 9, 2016.

(16)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on January 10, 2017.

*	Filed herewith
**	Furnish herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKUNG ART CO., LTD

April 2, 2018	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Di Xiao	Chief Executive Officer	April 2, 2018
Di Xiao	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Leslie Chow	Chief Financial Officer	April 2, 2018
Leslie Chow	(Principal Financial and Accounting Officer)

/s/Joseph Levinson	Director	April 2, 2018
Joseph Levinson

/s/ William Kwok Keung Tsui	Director	April 2, 2018
William Kwok Keung Tsui

/s/ John Levy	Director	April 2, 2018
John Levy

/s/ Zishen Li	Director	April 2, 2018
Zishen Li