Form 10-Q
period 2018-03-31
Takung Art Co., Ltd.
filed 2018-05-15
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares of common stock issued and outstanding as of May 15, 2018 is 11,208,882.

FORM 10-Q

TAKUNG ART CO., LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,809,609	$11,866,965
Restricted cash	28,104,820	25,273,617
Account receivables, net	893,940	2,291,698
Prepayment and other current assets	2,099,718	2,300,207
Loan receivables	7,880,516	7,834,115
Total current assets	51,788,603	49,566,602

Non-current assets
Property and equipment, net	2,519,496	2,191,321
Intangible assets	22,234	22,334
Deferred tax assets	215,858	291,430
Other non-current assets	536,176	757,235
Total non-current assets	3,293,764	3,262,320
Total assets	$55,082,367	$52,828,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$1,007,156	$1,461,858
Customer deposits	28,104,820	25,273,617
Advance from customers	138,791	170,078
Short-term borrowings from third parties	7,080,903	7,208,761
Amount due to related party	-	483,822
Tax payables	352,614	312,575
Total current liabilities	36,684,284	34,910,711

Total liabilities	$36,684,284	$34,910,711

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,208,882 shares issued and outstanding as of March 31, 2018; 11,188,882 shares issued and outstanding as of December 31, 2017)	$11,209	$11,189
Additional paid-in capital	6,189,945	6,116,216
Retained earnings	12,534,386	12,111,096
Accumulated other comprehensive loss	(337,457)	(320,290)
Total stockholders’ equity	18,398,083	17,918,211
Total liabilities and stockholders’ equity	$55,082,367	$52,828,922

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017

Revenue
Listing fee	$1,978,667	$2,307,946
Commission	1,635,517	1,670,613
Authorized agent subscription revenue	191,623	-
Management fee	168,315	292,551
Annual fee	162	483
Total revenue	3,974,284	4,271,593

Cost of revenue	(933,593)	(262,659)
Gross profit	3,040,691	4,008,934

Operating expenses
General and administrative expenses	(3,008,885)	(2,573,391)
Selling expenses	(243,591)	(337,527)
Total operating expenses	(3,252,476)	(2,910,918)

(Loss) income from operations	(211,785)	1,098,016

Other income and expenses:
Other income	239,403	112,358
Loan interest expense	(154,783)	(149,891)
Exchange gain	992,895	120,937
Total other income	1,077,515	83,404

Income before income tax expense	865,730	1,181,420

Provision for income taxes	(442,440)	(307,881)

Net income	423,290	873,539

Foreign currency translation adjustment	(17,167)	134,527

Comprehensive income	$406,123	$1,008,066

Earnings per common share – basic	$0.04	$0.08
Earnings per common share – diluted	$0.04	$0.08
Weighted average number of common shares outstanding –basic	11,204,215	10,733,506
Weighted average number of common shares outstanding –diluted	11,223,408	11,509,938

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017

Cash flows from operating activities:
Net cash provided by (used in) operating activities	3,039,614	(616,716)

Cash flows from investing activities:
Purchase of property and equipment	(231,478)	(59,900)
Purchase of available-for-sales investment	(28,173,448)	(13,656,439)
Maturity and redemption of available-for-sales investment	28,173,448	13,656,439
Loan to third parties	-	(3,553,799)
Repayment from loan to third parties	239,356	3,403,940
Net cash provided by (used in) investing activities	7,878	(209,759)

Effect of exchange rate change on cash, cash equivalents and restricted cash	726,355	139,134

Net increase (decrease) in cash, cash equivalents and restricted cash	3,773,847	(687,341)

Cash, cash equivalents and restricted cash, beginning balance	37,140,582	35,138,697

Cash, cash equivalents and restricted cash, ending balance	$40,914,429	$34,451,356

Supplemental cash flows information:

Cash paid for interest	$74,601	$69,229
Cash paid for income tax	$108,393	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Takung Art Co., Ltd and subsidiaries (“Takung” or the “Company”), a Delaware corporation (formerly Cardigant Medical Inc.) through Hong Kong Takung Art Company Limited (formerly Hong Kong Takung Assets and Equity of Artworks Exchange Co., Ltd.), a Hong Kong company (“Hong Kong Takung”) and our wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

Hong Kong Takung was incorporated in Hong Kong on September 17, 2012 and operates an electronic online platform for offering, selling and trading artwork. For the period from September 17, 2012 (inception) to December 31, 2012, the company had no operation except the issuance of shares for subscription receivables. The Company generates revenue from its services in connection with the offering and trading of artwork on its system, primarily consisting of listing fees, trading commissions, and management fees. The Company conducts its business primarily in Hong Kong, People’s Republic of China (the “PRC”).

Takung (Shanghai) Co., Ltd (“Shanghai Takung”) is a limited liability company, with a registered capital of $1 million, located in the Shanghai Pilot Free Trade Zone. Shanghai Takung was incorporated on July 28, 2015 in the PRC. It is engaged in providing services to its parent company, Hong Kong Takung by receiving deposits from and making payments to online artwork traders of Takung for and on behalf of Takung.

Shanghai Takung set up a new office in Hangzhou, PRC, on November 20, 2016 for technology development.

Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) is a limited liability company, with a registered capital of $1 million located in the Pilot Free Trade Zone in Tianjin. Tianjin Takung was incorporated on January 27, 2016 and is a direct wholly-owned subsidiary of Hong Kong Takung.

Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung and also carries out marketing and promotion activities in mainland China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. Dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2018, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recently Adopted Accounting Standards

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

Effective January 1, 2018, the Company adopted Topic 606 using modified retrospective approach applied its contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are accounted for and presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605.

We recognize revenue when control of the promised services is transferred to our traders and offering agents. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised services to our traders and offering agents. Our revenue mainly falls into the following broad categories: (i) listing fees, (ii) trading commissions, (iii) management fees, (iv) authorized agent subscription fee, and (v) annual fee.

Listing fee revenue

Using the output method, we recognize the listing fee revenue at a point when the ownership units of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such units accounted as the listing fee revenue accordingly. When the ownership units of the artwork are listed and starts trading on our system, the original owner and/or the offering agent shall pay us a one-time offering fee and a listing deposit.

Commission fee revenue

We generate commission fee from non-VIP traders and selected traders. We measure the progress of performance obligations using output method, as traders receive the benefits from receiving an access and making transactions on our trading platform:

For non-VIP traders, the commission revenue was calculated based on a percentage of transaction value of artworks, which we charge trading commissions for the purchase and sale of the ownership shares of the artworks.

For selected traders, starting from April 1, 2016, we charged a predetermined monthly fee (unlimited trades for specific artworks) for specific artworks.

Commission rebate programs are offered to traders and service agents. We pay to existing traders and service agents at a predetermined referral rate of commission earned from the transactions of new traders referred by them. The commission rebate is recognized as a reduction of the commission revenue prior to January 1, 2018 under Topic 605. Starting from January 1, 2018, we account for the commission rebate as cost of revenue under Topic 606-10-32-26. As this is a classification between revenue and cost of revenue, it would have no impact on the opening balance for the year beginning January 1, 2018. Commission rebate recognized as cost of revenue was $ 606,241 for the three months ended March 31, 2018, compared to $ 49,465 recognized as a deduction of revenue for the three months ended March 31, 2017.

The rebates are recognized in the same period the related revenue is recognized.

Management fee revenue

The custody and insurance service is provided for each individual artwork on a daily basis. The cost of custody and insurance for each unit of artwork is constant for all artworks. Using the cost based input method, we charge traders a management fee to cover the costs of insurance, storage and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units daily. The management fee is accounted for as revenue, and immediately deducted from proceeds from the sale of artwork ownership shares when a transaction is completed. A discount program is offered to waive the management fee during certain promotion periods. Such discount is recognized as a reduction of the revenue upon the completion of the transactions.

Authorized agent subscription revenue

We charge an authorized agent subscription fee which is an annual service fee paid by authorized agents to grant them the right to bring their network of artwork owners to list their artwork on our trading platform. This revenue is recognized ratably over the annual agreement period for each agent.

Annual fee revenue

We charge an up-front annual fee for providing traders with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period for each trader.

For comparative purpose, we adjusted the revenue for three months ended March 31, 2017 as if retrospectively adopted ASC 606.

The following tables identify the disaggregation of our revenue:

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
		As previously reported	Adjustments	Adjusted
Listing fee revenue	$1,978,667	$2,307,946	-	$2,307,946
Commission	1,635,517	1,670,613	49,465	1,720,078
Management fee revenue	168,315	292,551	-	292,551
Authorized agent subscription revenue	191,623	-	-	-
Annual fee revenue	162	483	-	483
Total	$3,974,284	$4,271,593	$49,465	$4,321,058

The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

We do not have amounts of contract assets that the Company has right to consideration in exchange for services that the Company has transferred to customers when that right is conditioned on something other than the passage of time. Our contract liabilities are the Company’s obligation to transfer services to traders for which the Company has received consideration from the traders. All contract liabilities are expected to be recognized as revenue within one months and are presented in Advance from Customers in our Condensed Consolidated Balance Sheet.

Statement of Cash Flows:  In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in other financing activities, on the Interim Condensed Consolidated Statement of Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Interim Condensed Consolidated Balance Sheets to sum to the total shown in the Interim Condensed Consolidated Statement of Cash Flows. The Company has already disclosed the restricted cash separately on its Interim Condensed Consolidated Statements of Financial Position. Beginning the first quarter of 2018, the Company has adopted and also included the restricted cash balances on the Interim Condensed Consolidated Statement of Cash Flows and reconciliation of Cash, cash equivalent and restricted cash within its Interim Condensed Consolidated Statements of Financial Positions that sum to the total of the same such amounts shown in Interim Condensed Consolidated Statement of Cash Flows. And the Cash Flows of three months ended March 31, 2017 has been applied retrospectively.

In January 2018, the FASB staff released guidance on accounting for the tax provisions of Global Intangible Low-Taxed Income (“GILTI”) as provided under the Tax Cuts and Jobs Act (“the Act”). GILTI refers to the tax on the excess of a United States shareholder’s total net foreign income over a deemed return on tangible assets. Based on the information available for the first quarter of 2018, the Company provisionally made a policy election and accounted for its potential GILTI tax as a period cost when incurred.

Accounting Pronouncements Issued But Not Yet Adopted

Except for the ASU disclosed in Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC, there is no ASU the FASB issued that expected to have a material impact on the condensed consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
Tax receivables	$900,029	$1,132,140
Prepaid service fees	520,090	489,424
Short-term borrowings to third party	478,271	461,092
Staff advance	81,657	52,124
Prepaid repair and maintenance	-	46,733
Other current assets	119,671	118,694
Prepayment and other current assets	$2,099,718	$2,300,207

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
Listing fee	$702,818	$2,259,671
Authorized agent subscription revenue	747,686	559,101
Monthly commission fee	1,375,004	1,463,243
Others	53,504	80,473
Subtotal	2,879,012	4,362,488
Less: allowance for doubtful accounts	(1,985,072)	(2,070,790)
Account receivables, net	$893,940	$2,291,698

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Outstanding Balance (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date

11/14/2016	Xiaohui Wang	Shanghai Takung	10,275,000	9,827,200	$1,566,687	0%	10/31/2018
12/9/2016	Xiaohui Wang	Tianjin Takung	10,550,000	10,062,400	$1,604,183	0%	11/30/2018
4/4/2017	Xiaohui Wang	Tianjin Takung	22,921,725	22,921,725	$3,654,262	0%	12/31/2018
12/15/2017	Xiaohui Wang	Tianjin Takung	3,310,000	3,310,000	$527,692	0%	12/14/2018
12/19/2017	Xiaohui Wang	Tianjin Takung	3,310,000	3,310,000	$527,692	0%	12/18/2018
			Total		$7,880,516

All the transactions were aimed to meet the Company’s working capital needs in U.S. Dollars, which are freely convertible to Hong Kong Dollar.

•	The interest-free loans (the “RMB Loans”) entered into by Shanghai Takung and Tianjin Takung were guaranteed by Chongqing Wintus (New Star) Enterprises Group (“Chongqing”). Xiaohui Wang (“Ms. Wang”) is a citizen of the People’s Republic of China. Ms. Wang is a shareholder and the legal representative of Chongqing. Both Chongqing and Ms. Wang are non-related parties to the Company.

•	Hong Kong Takung entered into loan agreements (the “U.S. Dollar Loans”) with Merit Crown Limited, a Hong Kong company (“Merit Crown) with interest accruing at a rate of 8% per annum (See Note 8). Merit Crown is a non-related party to the Company.

Through an understanding between Ms. Wang and Merit Crown, the U.S. Dollar Loans are “secured” by the RMB Loans. It is the understanding between the parties that when the U.S. Dollar Loans are repaid, the RMB Loans will be repaid at the same time.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
Furniture, fixtures and equipment	$180,813	$167,651
Leasehold improvements	493,397	426,138
Computer trading and clearing system	3,858,497	3,485,844
Transport equipment	114,683	-
Sub-total	4,647,390	4,079,633
Less: accumulated depreciation	(2,127,894)	(1,888,312)
Property and equipment, net	$2,519,496	$2,191,321

Depreciation expense was $228,704 and $168,142 for the three months ended March 31, 2018 and 2017, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Accruals for professional fees	$431,596	$192,067
Accruals for consulting fees	264,189	265,393
Payroll payables	157,671	827,246
Trading and clearing system	52,474	52,564
Other payables	101,226	124,588
Total accrued expenses, account & other payables	$1,007,156	$1,461,858

8. SHORT-TERM BORROWINGS FROM THIRD PARTIES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	March 31, 2018 (USD)	December 31, 2017 (USD)	Annual Interest Rate	Repayment Due Date

7/15/2016	Hong Kong Takung	Merit Crown Limited	$1,500,000	$1,500,000	8%	12/31/2018
8/24/2016	Hong Kong Takung	Merit Crown Limited	$1,999,500	$1,999,500	8%	12/31/2018
11/18/2016	Hong Kong Takung	Merit Crown Limited	$1,480,000	$1,480,000	8%	10/31/2018
12/9/2016	Hong Kong Takung	Merit Crown Limited	$1,520,000	$1,520,000	8%	11/30/2018
12/19/2017	Hong Kong Takung	Merit Crown Limited	$500,000	$500,000	8%	12/18/2018
12/22/2017	Hong Kong Takung	Merit Crown Limited	$500,000	$500,000	8%	12/21/2018
	Less: Discount loan payable		$(418,597)	$(290,739)

		Total	$7,080,903	$7,208,761

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

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of March 31, 2018 and December 31, 2017. The fair values of the short-term borrowings approximate their carrying amounts. The weighted average short-term borrowing was $7,017,703 and $6,315,799 for the three months period ended March 31, 2018 and year ended December 31, 2017, respectively. The interest expenses for the loan agreements were $150,569 and $129,557 for the three months ended March 31, 2018 and 2017 respectively.

9. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of related parties to which the Company has transactions with:

(a) Jianping Mao (“Mao”), the wife of the Vice General Manager of Hong Kong Takung.

Amount due to related party

Amount due to related party consisted of the following as of the periods indicated:

	March 31, 2018	December 31, 2017
	(Unaudited)
Mao (a)	$-	$483,822
Total	-	483,822

The interest expenses during the three months ended March 31, 2018 and March 31, 2017 were $4,214 and $20,334, respectively. The Company fully repaid the amount due to Mao on March 13, 2018.

10. INCOME TAXES

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

Under the Tax Act, the Company is subject to tax on GILTI earned by its foreign subsidiaries and made a reasonable estimate of the impact for the three months ended March 31, 2018. The GILTI provision requires the Company to include the excess of the U.S. shareholder’s net controlled foreign corporations’ earnings over the U.S. shareholder’s deemed tangible income return. The Company provisionally made a policy election and accounted for its estimated tax on GILTI for the three months ended March 31, 2018 as a period cost when incurred since the Company does not anticipate any deferred tax impact around GILTI due to its current period impact on the U.S. tax payable.

As of March 31, 2018 and December 31, 2017, the Company in the United States had $693,597 and $250,090 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and can to carryforward the NOL indefinitely. Carrybacks are now prohibited. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of March 31, 2018, the Company has not completed its accounting for all tax effects of the Tax Act and has made reasonable estimates during 2017. The Company will monitor future guidance set forth by the Department of Treasury with regard to the tax provisions under the Act that are applicable and will revise relevant estimates as appropriate within the one year measurement period.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the three months ended March 31, 2018 and the year ended December 31, 2017, if applicable.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25%.

The income tax provision consists of the following components:

	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-
State	-	-
Foreign	356,281	349,997
Total Current	$356,281	$349,997

Deferred:
Federal	$37,398	$
State	-	-
Foreign	48,761	(42,116)
Total Deferred	$86,159	$(42,116)
Total provision for income taxes	$442,440	307,881

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	March 31, 2018	March 31, 2017
Income before income tax expense	$865,730	$1,181,420
Computed tax expense (benefit) with statutory tax rate	142,845	194,934
Impact of different tax rates in other jurisdictions	20,700	(153,094)
Tax effect of non-deductible expenses	141,310	20,520
Changes in valuation allowance	137,585	245,521

Total Provision for Income Taxes	$442,440	$307,881

The effective tax rate for the three months ended 2018 and 2017 was 51.5% and 26.1%, respectively.

11. COMMITMENTS AND CONTINGENCIES

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of March 31, 2018 are payable as follows:

Nine months ending December 31, 2018	$779,629

Year ending December 31, 2019	370,358

Year ending December 31, 2020	43,411

Year ending December 31, 2021	15,942

Year ending December 31, 2022 and thereafter	56,462

Total	$1,265,802

Rental expense of the Company was $272,270 and $224,547 for the three months ended March 31, 2018 and 2017 respectively.

12. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Three months ended March 31, 2018	Three months ended March 31, 2017
	(Unaudited)	(Unaudited)
Numerator:
Net income	$423,290	$873,539
Denominator:
Weighted-average shares outstanding-Basic	11,204,215	10,733,506
Stock options and restricted shares	19,193	776,432
Weighted-average shares outstanding-Diluted	11,223,408	11,509,938

Earnings per share
-Basic	$0.04	$0.08
-Diluted	$0.04	$0.08

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

13. SUBSEQUENT EVENT

The Company evaluated and concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the report the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors as they relate to our industry, our operations and results of operations, and any businesses that we may acquire. Should one or more of the events described in these risk factors materialize, or should our underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the U.S. federal securities laws, we do not intend to update any of the forward-looking statements to conform them to actual results unless required by applicable securities regulations or rules. The following discussion should be read in conjunction with our financial statements and the related notes filed herein.

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

THREE-MONTH PERIOD ENDED MARCH 31, 2018 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2017

The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$3,974,284	$4,271,593
Cost of revenue	(933,593)	(262,659)
Selling expense	(243,591)	(337,527)
General and administrative expenses	(3,008,885)	(2,573,391)
Total costs and expenses	(4,186,069)	(3,173,577)
Income from operations	(211,785)	1,098,016
Interest and other income, net	1,077,515	83,404
Income before income taxes	865,730	1,181,420
Income tax expense	(442,440)	(307,881)
Net income	$423,290	$873,539

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	100%	100%
Cost of revenue – Direct revenue	(23)	(6)
Selling expense	(6)	(8)
General and administrative expenses	(76)	(61)
Total costs and expenses	(105)	(75)
Income from operations	(5)	25
Interest and other income, net	27	2
Income before income taxes	22	27
Income tax expense	(11)	(7)
Net income	11%	20%

Revenue

For comparative purpose, we adjusted the revenue for three months ended March 31, 2017 as if retrospectively adopted ASC 606.

The following table set forth our condensed consolidated revenue by revenue source:

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
		As previously reported	Adjustments	Adjusted
Listing fee revenue	$1,978,667	$2,307,946	-	$2,307,946
Commission	1,635,517	1,670,613	49,465	1,720,078
Management fee revenue	168,315	292,551	-	292,551
Authorized agent subscription revenue	191,623	-	-	-
Annual fee revenue	162	483	-	483
Total	$3,974,284	$4,271,593	$49,465	$4,321,058

(i)	Listing fee revenue

As of March 31, 2018, a total of 260 sets of artwork were listed for trade on our platform —comprising 45 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $22,240,958 (HK$174,100,000), 35 pieces of jewelry with a total listing value of $9,282,183 (HK$72,660,000), 134 pieces of precious stones with a total listing value of $16,293,003 (HK$127,540,000), 29 pieces of amber with a total listing value of $12,710,944 (HK$99,500,000), 4 pieces of antique mammoth ivory carvings with a total listing value of $664,291 (HK$5,200,000), 2 pieces of porcelain pastel paintings ranging with a total listing value of $332,145 (HK$2,600,000), 2 pieces of porcelains with a total listing value of $102,199 (HK$800,000), 2 sets of Unit+ products with a total listing value of $282,068 (HK$2,208,000), 1 piece of Yixing collectable with listing value of $127,748 (HK$1,000,000), and 6 pieces of Sports memorabilia with listing value of $959,312 (HK$7,509,400), of which 22.5%-48% (for 45 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 46%-47.5% (for the 2 pieces of porcelains), 30.25%-45% (for the 2 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 6 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended March 31, 2018, there were 5 sets of paintings, 8 pieces of precious stones, 1 set of Unit+ product and 5 pieces of Sports memorabilia listed on our platform. Their total listing values were $2,810,460 (HK$22,000,000) for the paintings, $986,216 (HK$7,720,000) for precious stones, $130,303 (HK$1,020,000) for Unit+ product, and $831,002 (HK$6,505,000) for the Sports memorabilia, of which 43%-47.3% (for the paintings), 24%-46% (for the precious stones), 45% (for the Unit+ product), and 45% (for the Sports memorabilia) of the listed values were charged as listing fees, respectively.

The decrease in listing values and corresponding listing fees charged during the three months ended March 31, 2018 compared to the same period ended March 31, 2017 resulted in a decrease in listing fee revenue in the current period.

(ii)	Commission fee revenue

We generate commission fee from non-VIP traders and selected traders as follows:

For non-VIP traders, the commission revenue was calculated based on a percentage of transaction value of artworks, which we charge trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% (resulting in an aggregate of 0.4% for both buy and sell transactions) of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is complete.

For selected traders, starting from April 1, 2016, we charged a predetermined monthly fee (unlimited trades for specific artworks) for specific artworks. These traders are selected by authorized agents and reviewed by us. After review, we negotiate individually with each one of them to determine a fixed monthly fee. Different traders may have different rates but once negotiated and agreed to, the monthly fee is fixed. Using the output method, we recognize the monthly commission revenue upon the selected traders receive an access to and make unlimited trades for specific artworks on our trading platform.

We defined a selected trader as an inactive trader who meets either one of the criteria stated as follows:

•	The trader has been default in making monthly commission payment over three months.

•	The trader has not incurred any sales or purchase transactions in the month of reassessment.

•	The offering agent confirms that the respective selected trader is inactive.

Commission rebate programs are offered to traders and service agents. We pay to existing traders 5% of the commission earned from the transactions of new traders referred by them. The rebate was adjusted from 15% to 5%, starting from January 1, 2017. For service agents, we rebate a total of 40% to 68% of the commission earned from transactions with new traders to the service agents when they bring in an agreed number of traders to the trading platform. For service agents who have individual referrers referring traders to us, we will, after rebating such individual referrers 5% of the commission earned from the transactions of new traders they referred, deduct such 5% of the commission from the rebates payable to the service agents to which such individual referrers relate. The commission rebate is recognized as reduction of the commission revenue prior to January 1, 2018 under Topic 605. Starting January 1, 2018, we account for the commission rebate as cost of revenue under Topic 606.

The rebates and discounts are recognized in the same period the related revenue is recognized.

Total commission revenue decreased by $35,096 or 2.1% for the three months ended March 31, 2018 to $1,635,517 compared to $1,670,613 for the three months ended March 31, 2017 primarily because of a decrease in selected traders commission revenue by $980,256and an increase in transaction commission revenue by $945,160 resulting from the implementation of A-tier model, which led an increase in number of traders and new product categories such as sports memorabilia.

(iii)	Management fee revenue

We charge Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units..

During the three-month period ended March 31, 2018, management fee revenue decreased by $124,236, from $292,551 for the three months ended March 31, 2017 to $168,315, due to the promotions we ran that period. We waived management fees for certain VIP traders. We recognized these promotions as a reduction of revenue, which was recognized upon the completion of the transactions.

(iv)	Annual fee revenue

During the three-month period ended March 31, 2018, annual fee revenue decreased by $321, from $483 for the three-month period ended March 31, 2017 to $162.

(v)	Authorized agent subscription revenue

During the three-month period ended March 31, 2018, authorized agent subscription was $191,623 comparing to $0 for the three months ended March 31, 2017.

Revenue by customers type

The following table presents our revenue by customer type:

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Artwork owners	$1,978,667	$2,307,946
Non - VIP traders	1,101,535	332,517
VIP traders	702,459	1,631,130
Authorized agents	191,623	-
Total	$3,974,284	$4,271,593

Revenue from artwork owners was $1,978,667 and $2,307,946; revenue from non-VIP traders was $1,101,535 and $332,517; revenue from VIP traders was $702,459 and $1,631,130; revenue from authorized agents was $191,623 and $0.

Cost of Revenue

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Commission rebate to service agent	$606,491	$-
Depreciation	159,137	100,372
Internet service charge	92,438	108,523
Artwork insurance	53,694	35,236
Artwork storage	21,582	18,234
Others	251	294
Total	$933,593	$262,659

Cost of revenue for the three months ended March 31, 2018 and March 31, 2017 was $933,593 and $262,659, respectively. Our cost of revenue primarily includes the commission rebate to service agent, internet service charge, artwork insurance, artwork storage and depreciation and amortization of hardware and software for our trading platform.

Gross Profit

Gross profit was $3,040,691 for the three months ended March 31, 2018, compared to $4,008,934 for the three months ended March 31, 2017. The decrease was due to the decrease in listing fee revenue and increase in service agent rebate.

Listing fees contributed 49.8% of the total revenue for the quarter ended March 31, 2018 compared to 54.0% in the corresponding period in 2017, while commission revenue contributed 41.2% for the quarter ended March 31, 2018 compared to 39.1% in the corresponding period in 2017. In current period, there was a decrease in listing fee revenue and a larger cost of revenue contributed by increase in service agent rebate compare to the same period in 2017. Consequently, we posted a comparable gross profit margin of 77% for the three months ended March 31, 2018 compared to 94% for the same period in 2017.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2018 were $3,008,885, compared to $2,573,391 for the three months ended March 31, 2017. Despite the decrease in office, insurance and rental expenses by $17,761 and in share-based compensation by $201,421, there was a significant increase in the following items: salary and welfare by $353,193 because of an increase in employee headcount and the bonus in the first quarter of 2018, non-deductible input VAT expenses by $157,412, arising from the increased service income paid to Shanghai and Tianjin Takung, legal and professional fees by $74,258 due to the increased audit fee, an increase of $48,020 in consultancy fee, an increase of $8,022 in traveling and accommodation fees; as well as an increase of $88,499 in other expenses and bad debt recovery $76,524.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended March 31, 2018 and March 31, 2017.

	Three months ended March 31, 2018		Three months ended March 31, 2017
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	1,407,537	46.8%	1,054,344	41.0%
Office, insurance and rental expenses	417,138	13.9%	434,899	16.9%
Legal and professional fees	374,022	12.4%	299,764	11.7%
Traveling and accommodation fees	323,537	10.7%	315,515	12.3%
Non-deductible input VAT expense	159,954	5.3%	2,542	0.1%
Consultancy	126,238	4.2%	78,218	3.0%
Share based compensation	85,249	2.8%	286,670	11.1%
Depreciation	69,566	2.3%	67,770	2.6%
Bad debt expense	(76,524)	(2.5)%	-	0%
Other	122,168	4.1%	33,669	1.3%
Total general and administrative expense	$3,008,885	100.0%	$2,573,391	100.0%

Other income and expenses

Other income and expenses for the three months ended March 31, 2018 were $1,077,515, compared to $83,404 for the three months ended March 31, 2017. Despite the increase in loan interest expense by $4,892, there was a significant increase in the following other income items: other income by $127,045 because of an increase in interest income generated by available-for-sales investment in the first quarter of 2018, exchange gain by $871,958, arising from the appreciation of Renminbi against US dollar.

Income Taxes Expenses

The Company’s effective tax rate varies due to its multiple jurisdictions where pre-tax income or losses occur.. The Company is subject to a Hong Kong profits tax rate at 16.5%, PRC enterprise income tax rate at 25% and U.S. income tax rate of 34% prior to January 1, 2018 while 21% after January 1, 2018 due to the Tax Cuts and Jobs Act enacted on December 22, 2017.

The effective tax rates for the three months ended March 31, 2018 and 2017 were 51.1% and 26.1%, respectively. The higher effective tax rate for the three months ended March 31, 2018 compared to that for the same period in 2017 was chiefly attributable to the lower pre-tax income incurred by our foreign subsidiaries and higher non-deductible expense for the three months ended March 31, 2018.

Income taxes expenses for the three months ended March 31, 2018 and 2017 were $442,440 and $307,881, respectively.

Net Income

We had a net income for the three months ended March 31, 2018 of $423,290 compared to net income of $873,539 for the three months ended March 31, 2017.

The decrease in net income during this current period was due to a decrease in gross profit by $968,243 and an increase of general and administrative expense by $435,494, as discussed in the previous paragraphs. The negative factors were partially offset by an increase in other income of $994,111.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$3,039,614	$(616,716)
Net cash provided by (used in) investing activities	7,878	(209,759)
Effect of exchange rate change on cash and cash equivalents	726,355	139,134
Net increase (decrease) in cash, cash equivalents and restricted cash	3,773,847	(687,341)
Cash, cash equivalents and restricted cash, beginning balance	37,140,582	35,138,697
Cash, cash equivalents and restricted cash, ending balance	$40,914,429	$34,451,356

Sources of Liquidity

During the three months ended March 31, 2018, net cash generated from operating activities totaled $3,039,614. Net cash generated from investing activities totaled $7,878. No cash was generated from financing activities during the period. The resulting change in cash for the period was an increase of $3,773,847. The cash balance at the beginning of the period was $37,140,582. The cash balance on March 31, 2018 was $40,914,429.

During the three months ended March 31, 2017, net cash used in operating activities totaled $616,716. Net cash used in investing activities totaled $209,759. No cash was generated from financing activities during the period. The resulting change in cash for the period was a decrease of $687,341. The cash balance at the beginning of the period was $35,138,697. The cash balance on March 31, 2017 was $34,451,356.

As of March 31, 2018, the Company had $36,684,284 in total current liabilities, which comprised of $1,007,156 in accrued expense and other payables, $28,104,820 in customers’ deposits, $138,791 in advance from customer, $7,080,903 in loan payable and $352,614 in tax payables. As of December 31, 2017, the Company had $34,910,711 in total current liabilities, which included $1,461,858 in accrued expense and other accruals, $25,273,617 in customers’ deposits, $170,078 in advance from customers, $7,208,761 in short-term borrowings from third parties, $483,822 in amount due to related party and $312,575 in tax payables.

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

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC.

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Di Xiao and our Chief Financial Officer, Mr. Chun Hin Leslie Chow. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the three months ended March 31, 2018 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	By-laws of the Company (2)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment of the Certificate of Incorporation (4)
3.7	Certificate of Incorporation of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.(3)
3.8	Articles of Association of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

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

TAKUNG ART CO., LTD

Date: May 15, 2018	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Chun Hin Leslie Chow
Chun Hin Leslie Chow
Chief Financial Officer
(Principal Financial Officer)

