Form 10-Q
period 2018-06-30
Takung Art Co., Ltd.
filed 2018-08-14
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to_________________________

Commission File Number: 001-38036

TAKUNG ART CO., LTD

(Exact name of registrant as specified in its charter)

Delaware	26-4731758
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

The number of shares of common stock issued and outstanding as of August 14, 2018 is 11,226,025.

FORM 10-Q

TAKUNG ART CO., LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,327,827	$11,866,965
Restricted cash	19,916,431	25,273,617
Account receivables, net	2,517,511	2,291,698
Prepayment and other current assets	2,349,398	2,300,207
Inventories	8,526	-
Amount due from a related party	6,138,490	-
Loan receivables	7,470,240	7,834,115
Total current assets	48,728,423	49,566,602

Non-current assets
Property and equipment, net	2,473,438	2,191,321
Intangible assets	22,240	22,334
Deferred tax assets	293,976	291,430
Other non-current assets	490,571	757,235
Total non-current assets	3,280,225	3,262,320
Total assets	$52,008,648	$52,828,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$944,456	$1,461,858
Customer deposits	19,916,431	25,273,617
Advance from customers	79,923	170,078
Short-term borrowings from third parties	7,230,520	7,208,761
Amount due to related parties	6,372,430	483,822
Tax payables	206,636	312,575
Total current liabilities	34,750,396	34,910,711

Total liabilities	$34,750,396	$34,910,711

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,226,025 shares issued and outstanding as of June 30, 2018; 11,188,882 shares issued and outstanding as of December 31, 2017)	$11,226	$11,189
Additional paid-in capital	6,245,600	6,116,216
Retained earnings	11,449,994	12,111,096
Accumulated other comprehensive loss	(448,568)	(320,290)
Total stockholders’ equity	17,258,252	17,918,211
Total liabilities and stockholders’ equity	$52,008,648	$52,828,922

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee	$2,000,068	$843,205	$3,978,735	$3,151,151
Commission	1,668,563	1,803,212	3,304,080	3,473,825
Management fee	178,913	272,420	347,228	564,971
Annual fee	162	236	324	719
Authorized agent subscription revenue	-	-	191,623	-
Online artwork sales	6,304	-	6,304	-
Total revenue	3,854,010	2,919,073	7,828,294	7,190,666

Cost of revenue	(940,221)	(267,508)	(1,873,814)	(530,167)

Gross profit	2,913,789	2,651,565	5,954,480	6,660,499

Operating expenses:
General and administrative expenses	(2,574,598)	(2,238,889)	(5,583,483)	(4,812,280)
Selling expenses	(458,547)	(310,332)	(702,138)	(647,859)
Total operating expenses	(3,033,145)	(2,549,221)	(6,285,621)	(5,460,139)

(Loss) income from operations	(119,356)	102,344	(331,141)	1,200,360

Other income and expenses:
Other income	165,862	141,853	405,265	254,211
Loan interest expense	(149,683)	(153,812)	(304,466)	(303,703)
Exchange gain (loss)	(1,255,187)	228,014	(262,292)	348,951
Total other income (loss)	(1,239,008)	216,055	(161,493)	299,459

(Loss) income before provision for income taxes	(1,358,364)	318,399	(492,634)	1,499,819

Income tax benefit (expense)	273,972	(72,280)	(168,468)	(380,161)

Net (loss) income	$(1,084,392)	$246,119	$(661,102)	$1,119,658

Foreign currency translation adjustment	(111,111)	252,094	(128,278)	386,621

Comprehensive (loss) income	$(1,195,503)	$498,213	$(789,380)	$1,506,279

(Loss) earnings per common share– basic	$(0.10)	$0.02	$(0.06)	$0.10
(Loss) earnings per common share– diluted	(0.10)	0.02	(0.06)	0.10
Weighted average number of common shares outstanding-basic	11,217,359	11,188,882	11,210,918	10,963,724
Weighted average number of common shares outstanding-diluted	11,217,359	11,416,886	11,210,918	11,716,288

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30,	June 30,
	2018	2017

Cash flows from operating activities:
Net (loss) income	(661,102)	1,119,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	472,485	347,906
Interest expense	160,154	161,604
Bad debt expense	(76,424)	-
Changes in exchange rate	262,292	(206,399)
Stock-based compensation	152,421	320,082
Deferred tax liabilities	-	(10,859)
Deferred tax assets	(2,546)	(22,743)
Changes in operating assets and liabilities:
Account receivables	(149,389)	549,140
Prepayment and other current assets	(336,678)	(159,804)
Other non-current assets	266,664	-
Customer deposits	(5,357,186)	(2,722,935)
Tax payables	(105,939)	315,370
Advance from customer	(90,155)	(343,688)
Accrued expenses and other payables	(159,662)	383,901
Net cash (used in) operating activities	(5,625,065)	(268,767)

Cash flows from investing activities:
Purchase of property and equipment	(790,159)	(343,670)
Purchase of available-for-sales investment	(74,934,730)	(35,991,917)
Maturity and redemption of available-for-sales investment	74,934,730	35,991,917
Loan to third parties	-	(3,608,264)
Loan to related parties	(6,369,809)	-
Repayment from loan to third parties	239,356	3,456,109
Net cash (used in) investing activities	(6,920,612)	(495,825)

Cash flows from financing activities:
Proceeds from related party loan	6,372,430	-
Loan repayment to related party	(483,822)	-
Net cash provided by financing activities	5,888,608	-

Effect of exchange rate change on cash, cash equivalents and restricted cash	(239,255)	193,924

Net (decrease) in cash, cash equivalents and restricted cash	(6,896,324)	(570,668)

Cash, cash equivalents and restricted cash, beginning balance	37,140,582	35,138,697

Cash, cash equivalents and restricted cash, ending balance	$30,244,258	$34,568,029

Supplemental cash flows information:

Cash	$10,327,827	$15,547,604
Restricted cash included in customer deposits	19,916,431	19,020,425
Total cash and restricted cash	$30,244,258	$34,568,029

Cash paid during the period for:
Interest	$144,311	$284,560
Income tax	$261,285	$-

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

Hong Kong Takung was incorporated in Hong Kong on September 17, 2012 and operates an electronic online platform for offering, selling and trading artwork. For the period from September 17, 2012 (inception) to December 31, 2012, the company had no operation except for the issuance of shares for subscription receivables. The Company generates revenue from its services in connection with the offering and trading of artwork on its system, primarily consisting of listing fees, trading commissions, and management fees. The Company conducts its business primarily in Hong Kong, People’s Republic of China (the “PRC”).

Takung (Shanghai) Co., Ltd (“Shanghai Takung”) is a limited liability company, with a registered capital of $1 million, located in the Shanghai Pilot Free Trade Zone. Shanghai Takung was incorporated on July 28, 2015 in the PRC. It is engaged in providing services to its parent company, Hong Kong Takung by receiving deposits from and making payments to online artwork traders of Takung for and on behalf of Takung. Starting the second quarter of 2018, we launched an offering of artwork and artwork related merchandise for sales on our online platform. The offering is to further promote the artwork’s recognition.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2018 and for the three months ended and six months ended June 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. Dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2018, its consolidated results of operations and cash flows for the six-month periods ended June 30, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recently Adopted Accounting Standards

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

Effective January 1, 2018, the Company adopted Topic 606 using modified retrospective approach applied to its contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are accounted for and presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605.

We recognize revenue when control of the promised services is transferred to our traders and offering agents. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised services to our traders and offering agents. Our revenue mainly falls into the following broad categories: (i) listing fees, (ii) trading commissions, (iii) management fees, (iv) authorized agent subscription fee, (v) annual fee, and (vi) online artwork sales.

Listing fee revenue

Using the output method, we recognize the listing fee revenue at a point when the ownership units of the artwork are listed and successfully traded on our system, based on the agreed percentage of the total offering price. This amount is collected from the money raised from the issuance of such units accounted as the listing fee revenue accordingly. When the ownership units of the artwork are listed and starts trading on our system, the original owner and/or the offering agent pays us a one-time offering fee and a listing deposit.

Commission fee revenue

We generate commission fee from non-VIP traders and selected traders. We measure the progress of performance obligations using the output method, as traders obtain the benefits of receiving access to making transactions on our trading platform.

For non-VIP traders, the commission revenue is calculated based on a percentage of transaction value of artworks, where we charge trading commissions for the purchase and sale of the ownership shares of the artworks.

For selected traders, starting from April 1, 2016, we charge a predetermined monthly fee which allows unlimited trades for specific artworks.

Commission rebate programs are offered to traders and service agents. We pay to existing traders and service agents a commission rebate at a predetermined referral rate of commission earned from the transactions of new traders referred by them. The commission rebate is recognized as a reduction of the commission revenue prior to January 1, 2018 under Topic 605. Starting from January 1, 2018, we account for the commission rebate as cost of revenue under Topic 606-10-32-26. Since this is a classification between revenue and cost of revenue, it would have no impact on the opening balance for the year beginning January 1, 2018. Commission rebate recognized as cost of revenue were $1,205,010 and $97,781 for the six months ended June 30, 2018 and 2017, and were $598,519 and $48,316 for the three months ended June 30, 2018 and 2017.

The rebates are recognized in the same period the related revenue is recognized.

Management fee revenue

A custody and insurance service is provided for each individual artwork on a daily basis. The cost of custody and insurance for each unit of artwork is constant for all artworks. Using the cost based input method, we charge traders a management fee to cover the costs of insurance, storage and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units daily. The management fee is accounted for as revenue, and immediately deducted from proceeds from the sale of artwork ownership shares when a transaction is completed. A discount program is offered to waive the management fee during certain promotion periods. Such discounts are recognized as a reduction of the revenue upon the completion of the transactions.

Authorized agent subscription revenue

We charge an authorized agent subscription fee, which is an annual service fee paid by authorized agents to grant them the right to allow their network of artwork owners to list their artwork on our trading platform. This revenue is recognized ratably over the annual agreement period for each agent.

Annual fee revenue

We charge an up-front annual fee for providing traders with premium services, including in-depth information and tools on the trading platform. This revenue is recognized ratably over the service agreement period for each trader.

Online artwork sales

From second quarter of 2018, we launched an offering of artwork and artwork related merchandise for sales on our online platform.

Sales of artwork: It consists of fees charged to third-party merchants which the Company provides the online platform access for sales of their artworks that are primarily paintings. The Company is not the primary obligor on these transactions, it does not bear the inventory risk, does not have the ability to establish prices and does not provide any fulfillment services as the goods are directly shipped from third-party merchants to end customers. Upon successful sales on the Company's online platform, the Company will charge the third-party merchants commission fees based on the agreed percentage of the total selling price. Commission fees are recognized on a net basis when the order of artwork sales is completed.

Sales of artwork related merchandise: The Company also offers its own artwork related merchandise through the online platform. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon our delivery to the customer.

For comparative purpose, we adjusted the revenue for three and six months ended June 30, 2017 as if retrospectively adopted ASC 606.

The following tables identify the disaggregation of our revenue for the three months ended June 30, 2018 and 2017, respectively:

	Three months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
		As previously reported	Adjustments	Adjusted
Listing fee revenue	$2,000,068	$843,205	-	$843,205
Commission	1,668,563	1,803,212	48,316	1,851,528
Management fee revenue	178,913	272,420	-	272,420
Annual fee revenue	162	236	-	236
Online artwork sales	6,304	-	-	-
Total	$3,854,010	$2,919,073	$48,316	$2,967,389

The following tables identify the disaggregation of our revenue for the six months ended June 30, 2018 and 2017, respectively:

	Six months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
		As previously reported	Adjustments	Adjusted
Listing fee revenue	$3,978,735	$3,151,151	-	$3,151,151
Commission	3,304,080	3,473,825	97,781	3,571,606
Management fee revenue	347,228	564,971	-	564,971
Authorized agent subscription revenue	191,623	-	-	-
Annual fee revenue	324	719	-	719
Online artwork sales	6,304	-	-	-
Total	$7,828,294	$7,190,666	$97,781	$7,288,447

The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

We do not have amounts of contract assets that the Company has right to consideration in exchange for services that the Company has transferred to customers when that right is conditioned on something other than the passage of time. Our contract liabilities are the Company’s obligation to transfer services to traders for which the Company has received consideration from the traders. All contract liabilities are expected to be recognized as revenue within one month and are presented in Advance from Customers in our Condensed Consolidated Balance Sheet.

Statement of Cash Flows:  In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, as a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Furthermore, an additional reconciliation will be required to reconcile Cash, cash equivalents, and restricted cash reported within the Interim Condensed Consolidated Balance Sheets to sum to the total shown in the Interim Condensed Consolidated Statement of Cash Flows. The Company has already disclosed the restricted cash separately on its Interim Condensed Consolidated Statements of Financial Position. Beginning the first quarter of 2018, the Company has adopted and included the restricted cash balances on the Interim Condensed Consolidated Statement of Cash Flows and reconciliation of Cash, cash equivalent, and restricted cash within its Interim Condensed Consolidated Statements of Financial Positions that sum to the total of the same such amounts shown in Interim Condensed Consolidated Statement of Cash Flows. The Cash Flows of six months ended June 30, 2017 has been applied retrospectively.

In January 2018, the FASB staff released guidance on accounting for the tax provisions of Global Intangible Low-Taxed Income (“GILTI”) as provided under the Tax Cuts and Jobs Act (“the Act”). GILTI refers to the tax on the excess of a United States shareholder’s total net foreign income over a deemed return on tangible assets. Based on the information available for the second quarter of 2018, the Company provisionally made a policy election and accounted for its potential GILTI tax as a period cost when incurred.

Accounting Pronouncements Issued But Not Yet Adopted

Except for the ASU disclosed in Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)
Tax receivables	$1,127,306	$1,132,140
Prepaid service fees	446,302	489,424
Short-term borrowings to third party	453,371	461,092
Staff advance	161,139	52,124
Prepaid repair and maintenance	-	46,733
Other current assets	161,280	118,694
Prepayment and other current assets	$2,349,398	$2,300,207

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)
Listing fee	$2,477,397	$2,259,671
Authorized agent subscription revenue	556,714	559,101
Monthly commission fee	1,451,717	1,463,243
Others	93,632	80,473
Subtotal	4,579,460	4,362,488
Less: allowance for doubtful accounts	(2,061,949)	(2,070,790)
Account receivables, net	$2,517,511	$2,291,698

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Outstanding Balance (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date

11/14/2016	Xiaohui Wang	Shanghai Takung	10,275,000	9,827,200	$1,485,122	0%	10/31/2018
12/9/2016	Xiaohui Wang	Tianjin Takung	10,550,000	10,062,400	$1,520,666	0%	11/30/2018
4/4/2017	Xiaohui Wang	Tianjin Takung	22,921,725	22,921,725	$3,464,014	0%	12/31/2018
12/15/2017	Xiaohui Wang	Tianjin Takung	3,310,000	3,310,000	$500,219	0%	12/14/2018
12/19/2017	Xiaohui Wang	Tianjin Takung	3,310,000	3,310,000	$500,219	0%	12/18/2018
			Total		$7,470,240

All the transactions were aimed to meet the Company’s working capital needs in U.S. Dollars, which are freely convertible to Hong Kong Dollar.

•	The interest-free loans (the “RMB Loans”) entered into by Shanghai Takung and Tianjin Takung were guaranteed by Chongqing Wintus (New Star) Enterprises Group (“Chongqing”). Xiaohui Wang (“Ms. Wang”) is a citizen of the People’s Republic of China. Ms. Wang is a shareholder and the legal representative of Chongqing. Both Chongqing and Ms. Wang are non-related parties to the Company.

•	Hong Kong Takung entered into loan agreements (the “U.S. Dollar Loans”) with Merit Crown Limited, a Hong Kong company (“Merit Crown”) with interest accruing at a rate of 8% per annum (See Note 8). Merit Crown is a non-related party to the Company.

Through an understanding between Ms. Wang and Merit Crown, the U.S. Dollar Loans are “secured” by the RMB Loans. It is the understanding between the parties that the U.S. Dollar Loans and the RMB Loans will be repaid simultaneously.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)
Furniture, fixtures and equipment	$337,858	$167,651
Leasehold improvements	480,535	426,138
Computer trading and clearing system	3,885,175	3,485,844
Transport equipment	108,713	-
Sub-total	4,812,281	4,079,633
Less: accumulated depreciation	(2,338,843)	(1,888,312)
Property and equipment, net	$2,473,438	$2,191,321

Depreciation expense was $243,781 and $179,764 for the three months ended June 30, 2018 and 2017, respectively, and $472,485 and $347,906 for the six months ended June 30, 2018 and 2017, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Accruals for professional fees	$304,151	$192,067
Accruals for consulting fees	264,260	265,393
Payroll payables	162,770	827,246
Trading and clearing system	54,179	52,564
Accruals for business trip expense	41,253	27,186
Other payables	117,843	97,402
Total accrued expenses, account & other payables	$944,456	$1,461,858

8. SHORT-TERM BORROWINGS FROM THIRD PARTIES

The following table sets forth a summary of the loan agreements in short-term borrowings:

Date	Borrower	Lender	June 30, 2018 (USD)	December 31, 2017 (USD)	Annual Interest Rate	Repayment Due Date

7/15/2016	Hong Kong Takung	Merit Crown Limited	$1,500,000	$1,500,000	8%	12/31/2018
8/24/2016	Hong Kong Takung	Merit Crown Limited	$1,999,500	$1,999,500	8%	12/31/2018
11/18/2016	Hong Kong Takung	Merit Crown Limited	$1,480,000	$1,480,000	8%	10/31/2018
12/9/2016	Hong Kong Takung	Merit Crown Limited	$1,520,000	$1,520,000	8%	11/30/2018
12/19/2017	Hong Kong Takung	Merit Crown Limited	$500,000	$500,000	8%	12/18/2018
12/22/2017	Hong Kong Takung	Merit Crown Limited	$500,000	$500,000	8%	12/21/2018
	Less: Discount loan payable		$(268,980)	$(290,739)

		Total	$7,230,520	$7,208,761

The U.S. Dollar Loans are to provide Hong Kong Takung with sufficient U.S. Dollar-denominated currency to meet its working capital requirements. It is “secured” by the aforementioned RMB Loans (See Note 5) of equivalent amount by its subsidiary to an individual and guarantor affiliated with the lender of the U.S. Dollar Loans. It is the understanding between the parties that the U.S. Dollar Loans and the RMB Loans will be repaid simultaneously.

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of June 30, 2018 and December 31, 2017. The fair value of the short-term borrowings approximates their carrying amounts. The weighted average short-term borrowings were $7,169,309 and $6,315,799 for the six months period ended June 30, 2018 and the year ended December 31, 2017, respectively. The interest expenses for the short-term borrowings were $149,689 and $131,564 for the three months ended June 30, 2018 and 2017, respectively, and $300,258 and $261,121 for the six months ended June 30, 2018 and 2017, respectively.

9. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of related parties to which the Company has transactions with:

(a) Jianping Mao (“Mao”), the wife of the Vice General Manager of Hong Kong Takung.

(b) Liu Zhenying (“Liu”), the Vice President of Hong Kong Takung

Amount due from a related party

	June 30, 2018	December 31, 2017
	(Unaudited)
Liu (b)	$6,138,490	$-
Total	6,138,490	-

Amount due to related parties

	June 30, 2018	December 31, 2017
	(Unaudited)
Mao (a)	$-	$483,822
Liu (b)	6,372,430	-
Total	6,372,430	483,822

The Company fully repaid the amount due to Mao on March 13, 2018.

On May 16, 2018, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Loan") with Liu for the loan of $6,372,430 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements. The maturity date of the loan is May 15, 2019.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Loan") with Liu for the loan of $6,138,490 (RMB40,619,000) to Liu. The maturity date of the loan is May 15, 2019.

Through an understanding between Liu and the Company, the HK Dollar Loan is "secured" by the RMB Loan. It is the understanding between the parties that the HK Dollar Loan and the RMB Loan will be repaid simultaneously.

10. INCOME TAXES

Takung was incorporated in the State of Delaware and is subject to United States income tax. Hong Kong Takung was incorporated in Hong Kong S.A.R. People’s Republic of China and is subject to Hong Kong profits tax. Shanghai Takung and Tianjin Takung are PRC corporations and are subject to enterprise taxes in the PRC.

United States of America

Tax Cuts and Jobs Act Enacted in 2017

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; and (4) providing modification to subpart F provisions and new taxes on certain foreign earnings such as Global Intangible Low-Taxed Income (GILTI). Except for the one-time transition tax, most of these provisions went into effect starting January 1, 2018.

Under the Tax Act, the Company is subject to tax on GILTI earned by its foreign subsidiaries and made a reasonable estimate of the impact for the six months ended June 30, 2018. The GILTI provision requires the Company to include the excess of the U.S. shareholder’s net controlled foreign corporations’ earnings over the U.S. shareholder’s deemed tangible income return. The Company provisionally made a policy election and accounted for its estimated tax on GILTI for the six months ended June 30, 2018 as a period cost when incurred since the Company does not anticipate any deferred tax impact around GILTI due to its current period impact on the U.S. tax payable.

As of June 30, 2018 and December 31, 2017, the Company in the United States had $1,013,143 and $250,590 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. Carrybacks are now prohibited. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of June 30, 2018, the Company has not completed its accounting for all tax effects of the Tax Act and has made reasonable estimates during 2017. The Company will monitor future guidance set forth by the Department of Treasury with regard to the tax provisions under the Act that are applicable and will revise relevant estimates as appropriate within the one year measurement period.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the six months ended June 30, 2018 and the year ended December 31, 2017, if applicable.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25%.

The income tax provision consists of the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	(183,911)	63,765	172,370	413,763
Total Current	$(183,911)	$63,765	$172,370	$413,763

Deferred:
Federal	$-	$-	$37,398	$-
State	-	-	-	-
Foreign	(90,061)	8,515	(41,300)	(33,602)
Total Deferred	$(90,061)	$8,515	$(3,902)	$(33,602)

Total income tax (benefit) expense	$(273,972)	$72,280	$168,468	$380,161

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income (loss) before income tax expense	$(1,358,364)	$318,399	$(492,634)	$1,499,819

Computed tax (benefit) expense with statutory tax rate	(224,130)	52,537	(81,285)	247,472
Impact of different tax rates in other jurisdictions	17,108	(8,506)	37,808	(161,600)

Non-deductible items:
Tax effect of non-deductible expenses	(137,980)	164,382	3,330	184,900
Previous years unrecognized taxation effect	-	(196,050)	-	(196,050)
Changes in valuation allowance	71,030	59,917	208,615	305,439

Total income tax (benefit) expense	$(273,972)	$72,280	$168,468	$380,161

The effective tax rate was 20.2% and 22.7% for the three months ended June 30, 2018 and 2017, respectively, and (34.2)% and 25.3% for the six months ended June 30, 2018 and 2017, respectively.

11. COMMITMENTS AND CONTINGENCIES

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of June 30, 2018 are payable as follows:

Six months ending December 31, 2018	$496,854

Year ending December 31, 2019	248,047

Year ending December 31, 2020	41,203

Year ending December 31, 2021	15,112

Year ending December 31, 2022 and thereafter	53,523

Total	$854,739

Rental expense of the Company was $282,792 and $203,607 for the three months ended June 30, 2018 and 2017, respectively, and $555,062 and $428,154 for the six months ended June 30, 2018 and 2017, respectively.

12. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net (loss) income	$(1,084,392)	$246,119	$(661,102)	$1,119,658

Denominator:
Weighted-average shares outstanding - Basic	11,217,359	11,188,882	11,210,918	10,963,724
Stock options and restricted shares	-	228,004	-	752,564
Weighted-average shares outstanding - Diluted	11,217,359	11,416,886	11,210,918	11,716,288

(Loss) earnings per share
-Basic	(0.10)	0.02	(0.06)	0.10
-Diluted	(0.10)	0.02	(0.06)	0.10

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Due to the loss from continuing operations, approximately 36,604 restricted shares for the three months ended June 30, 2018 and 37,884  restricted shares for the six months ended June 30, 2018, respectively, were excluded from the calculation of diluted earnings (loss) per share because their effect would have been antidilutive.

13. SUBSEQUENT EVENT

In July 2018, Hong Kong Takung repaid $2,000,000 and $1,480,000 to Merit Crown. Meanwhile, Chongqing repaid RMB13,100,000 (equals to USD 2,000,000) and RMB9,827,200 (equals to USD 1,480,000) to Shanghai Takung and Tianjin Takung, respectively.

Pursuant to the notice of termination of tenancy for redevelopment from the landlord on July 31, 2018, the Company will be required to vacate the Hong Kong office on or by January 31, 2019. Meanwhile, the Company is in process of the tenancy search and for the new Hong Kong office.

On July 9, 2018, the board of directors of the Company approved the management’s proposal to further develop the Company’s ecommerce business in China and authorized the Company to set up a wholly owned subsidiary in China  (“China E-commerce Sub’) which is to be wholly owned by a new subsidiary of the Company in Hong Kong.  The formation of the China E-Commerce Sub is in process as of the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors as they relate to our industry, our operations and results of operations, and any businesses that we may acquire. Should one or more of the events described in these risk factors materialize, or should our underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the U.S. federal securities laws, we do not intend to update any of the forward-looking statements to conform them to actual results unless required by applicable securities regulations or rules. The following discussion should be read in conjunction with our financial statements and the related notes filed herein.

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

Hong Kong Takung operates an electronic online platform located at http://eng.takungae.com for artists, art dealers, and art investors to offer and trade in valuable artwork.

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

Recently Shanghai Takung established an office in Hangzhou to carry out technology development.

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

Our headquarters are located in Hong Kong, Special Administrative Region, People’s Republic of China and we conduct our business primarily in Hong Kong, Shanghai, and Tianjin. Recently, we established a new office in Hangzhou to conduct technology development. Our principal executive offices are located at Flat/RM 03-04, 20/F, Hutchison House, 10 Harcourt Road, Central Hong Kong.

Our common stock began trading on the NYSE American under the symbol “TKAT” on March 22, 2017.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees. Starting the second quarter of 2018, Shanghai Takung launched an offering of artwork and artwork related merchandise for sales on our online platform. The offering is to further promote the artwork’s recognition.

THREE-MONTH PERIOD ENDED JUNE 30, 2018 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2017

The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$3,854,010	$2,919,073
Cost of revenue	(940,221)	(267,508)
Selling expense	(458,547)	(310,332)
General and administrative expenses	(2,574,598)	(2,238,889)
Total costs and expenses	(3,973,366)	(2,816,729)
(Loss) income from operations	(119,356)	102,344
Interest and other income, net	(1,239,008)	216,055
(Loss) income before income taxes	(1,358,364)	318,399
Income tax benefit (expense)	273,972	(72,280)
Net (loss) income	$(1,084,392)	$246,119

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	100%	100%
Cost of revenue – Direct revenue	(24)	(9)
Selling expense	(12)	(11)
General and administrative expenses	(67)	(76)
Total costs and expenses	(103)	(96)
(Loss) income from operations	(3)	4
Interest and other income, net	(32)	6
(Loss) income before income taxes	(35)	10
Income tax benefit (expense)	7	(2)
Net (loss) income	(28)%	8%

Revenue

For comparative purpose, we adjusted the revenue for three months ended June 30, 2017 as if retrospectively adopting ASC 606.

The following table sets forth our condensed consolidated revenue by revenue source:

	2018	2017
	(Unaudited)	(Unaudited)
		As previously reported	Adjustments	Adjusted
Listing fee revenue	$2,000,068	$843,205	-	$843,205
Commission	1,668,563	1,803,212	48,316	1,851,528
Management fee revenue	178,913	272,420	-	272,420
Annual fee revenue	162	236	-	236
Online artwork sales	6,304	-	-	-
Total	$3,854,010	$2,919,073	$48,316	$2,967,389

(i)	Listing fee revenue

As of June 30, 2018, a total of 278 sets of artwork were listed for trade on our platform —comprising 54 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $24,636,073 (HK$193,100,000), 35 pieces of jewelry with a total listing value of $9,270,104 (HK$72,660,000), 134 pieces of precious stones with a total listing value of $16,271,801 (HK$127,540,000), 29 pieces of amber with a total listing value of $12,694,403 (HK$99,500,000), 4 pieces of antique mammoth ivory carvings with a total listing value of $663,426 (HK$5,200,000), 2 pieces of porcelain pastel paintings ranging with a total listing value of $331,713 (HK$2,600,000), 6 pieces of porcelains with a total listing value of $956,865 (HK$7,500,000), 6 sets of Unit+ products with a total listing value of $1,315,880 (HK$10,314,000), 1 piece of Yixing collectable with listing value of $127,582 (HK$1,000,000), and 7 pieces of Sports memorabilia with listing value of $1,085,646 (HK$8,509,400), of which 22.5%-48% (for 54 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 44.94%-48% (for the 6 pieces of porcelains), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended June 30, 2018, there were 9 sets of paintings, 4 pieces of porcelains, 4 sets of Unit+ products and 1 piece of Sports memorabilia listed on our platform. Their total listing values were $2,424,057 (HK$19,000,000) for the paintings, $854,799 (HK$6,700,000) for porcelains, $1,034,179 (HK$8,106,000) for Unit+ products, and $127,582 (HK$1,000,000) for the Sports memorabilia, of which 41.67%-46.5% (for the paintings), 44.94%-48% (for the porcelains), 45% (for the Unit+ products), and 45% (for the Sports memorabilia) of the listed values were charged as listing fees, respectively.

The increase in listing fees charged during the three months ended June 30, 2018 compared to the same period ended June 30, 2017 resulted in an increase in listing fee value in the current period.

(ii)	Commission fee revenue

We generate commission fee from non-VIP traders and selected traders as follows:

For non-VIP traders, the commission revenue was calculated based on a percentage of transaction value of artworks, where we charge trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% (resulting in an aggregate of 0.4% for both buy and sell transactions) of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is complete.

For selected traders, starting April 1, 2016, we charged a predetermined monthly fee allowing unlimited trades for specific artworks. These traders are selected by authorized agents and reviewed by us. After review, we negotiate individually with each reviewed trader to determine a fixed monthly fee. Different traders may have different rates but once negotiated and agreed to, the monthly fee is fixed. Using the output method, we recognize the monthly commission revenue, whereby the selected traders receive access to our trading platform where they can make unlimited trades for specific artworks.

We defined a selected trader as an inactive trader who meets one of the following criteria:

•	The trader has been default in making monthly commission payment over three months.

•	The trader has not incurred any sales or purchase transactions in the month of reassessment.

•	The offering agent confirms that the respective selected trader is inactive.

Commission rebate programs are offered to traders and service agents. We pay to existing traders 5% of the commission earned from the transactions of new traders referred by them. The rebate was adjusted from 15% to 5%, starting January 1, 2017. For service agents, we rebate a total of 40% to 68% of the commission earned from transactions with new traders to the service agents when they bring in an agreed number of traders to the trading platform. For service agents who have individual referrers referring traders to us, we will, after rebating such individual referrers 5% of the commission earned from the transactions of new traders they referred, deduct such 5% of the commission from the rebates payable to the service agents to which such individual referrers relate. The commission rebate is recognized as reduction of the commission revenue prior to January 1, 2018 under Topic 605. Starting January 1, 2018, we account for the commission rebate as cost of revenue under Topic 606.

The rebates and discounts are recognized in the same period the related revenue is recognized.

Total commission revenue decreased by $134,649 or 7.5% for the three months ended June 30, 2018 to $1,668,563 compared to $1,803,212 for the three months ended June 30, 2017 primarily because of a decrease in selected traders commission revenue by $1,116,207 and an increase in transaction commission revenue by $932,388 resulting from the implementation of an A-tier model, which led to an increase in the number of traders and new product categories, such as sports memorabilia.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the three-month period ended June 30, 2018, management fee revenue decreased by $93,507, from $272,420 for the three months ended June 30, 2017 to $178,913, due to the promotions we ran that period. We waived management fees for certain VIP traders. We recognized these promotions as a reduction of revenue, which was recognized upon the completion of the transactions.

(iv)	Annual fee revenue

During the three-month period ended June 30, 2018, annual fee revenue decreased by $74, from $236 for the three-month period ended June 30, 2017 to $162.

(v)	Online artwork sales

From second quarter of 2018, we launched an offering of artwork and artwork related merchandise for sales on our online platform.

Sales of artwork: It consists of fees charged to third-party merchants which the Company provides the online platform access for sales of their artworks that are primarily paintings. The Company is not the primary obligor on these transactions, it does not bear the inventory risk, does not have the ability to establish prices and does not provide any fulfillment services as the goods are directly shipped from third-party merchants to end customers. Upon successful sales on the Company's online platform, the Company will charge the third-party merchants commission fees based on the agreed percentage of the total selling price. Commission fees are recognized on a net basis when the order of artwork sales is completed.

Sales of artwork related merchandise: The Company also offers its own artwork related merchandise through the online platform. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon our delivery to the carrier or the customer.

During the three-month period ended June 30, 2018, online artwork sales was $6,304.

Revenue by customer type

The following table presents our revenue by customer type:

	Three months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Artwork owners	$2,000,068	$843,205
Non - VIP traders	993,674	247,327
VIP traders	853,964	1,828,541
Online artwork sales	6,304	-
Total	$3,854,010	$2,919,073

Revenue from artwork owners was $2,000,068 and $843,205; revenue from non-VIP traders was $993,674 and $247,327; revenue from VIP traders was $853,964 and $1,828,541; revenue from online artwork sales was $6,304 and $0.

Cost of Revenue

	Three months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Commission rebate to service agent	$598,519	$-
Depreciation	168,424	100,397
Internet service charge	94,051	103,138
Artwork insurance	50,958	47,735
Artwork storage	24,995	15,904
Others	3,274	334
Total	$940,221	$267,508

Cost of revenue for the three months ended June 30, 2018 and June 30, 2017 was $940,221 and $267,508, respectively. The increase in cost of revenue, for the three months ended June 30, 2018 compared to June 30, 2017, was mainly due to the commission rebate to service agent by $598,519, subject to the new trader transaction, pursuant to the commission rebate program. During the three months ended June 30, 2017, the Company paid to existing traders and service agents a referral rebate by $48,316 (See Adoption of ASC Topic 606, “Revenue from Contracts with Customers”) at a predetermined referral rate of commission earned from the transactions of new traders referred by them. The commission rebate is recognized as a reduction of the commission revenue prior to January 1, 2018 under Topic 605. Our cost of revenue primarily includes the commission rebate to service agents, internet service charge, artwork insurance, artwork storage and depreciation and amortization of hardware and software for our trading platform.

Gross Profit

Gross profit was $2,913,789 for the three months ended June 30, 2018, compared to $2,651,565 for the three months ended June 30, 2017. The growth was due to the additional listing fee revenue earned in the three months ended June 30, 2018.

Listing fees contributed 51.9% of the total revenue for the quarter ended June 30, 2018 compared to 28.9% in the corresponding period in 2017, while commission revenue contributed 43.3% for the quarter ended June 30, 2018 compared to 61.8% in the corresponding period in 2017. Compared to the same period in 2017, there was a rise in listing fee revenue, which was offset by a shrink in commission revenue together with higher cost of revenue in current period. Consequently, we posted a comparable gross profit margin of 75.6% for the three months ended June 30, 2018 compared to 90.8% for the same period in 2017.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2018 were $2,574,598, compared to $2,238,889 for the three months ended June 30, 2017. Despite the decrease in legal and professional fees by $470, traveling and accommodation fees by $32,518, share-based compensation by $70,181, and in depreciation by $4,009, there was a significant increase in the following items: salary and welfare by $153,104 because of an increase in employee headcount; non-deductible input VAT expenses by $126,363, arising from the increased service income earned by Shanghai and Tianjin Takung; an increase of $25,399 in consultancy fee; an increase of $57,202 in office, insurance and rental expenses; an increase of $80,819 in other expenses.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended June 30, 2018 and June 30, 2017.

	Three months ended June 30, 2018		Three months ended June 30, 2017
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	1,256,703	48.8%	1,103,599	49.3%
Office, insurance and rental expenses	444,817	17.3%	387,615	17.3%
Legal and professional fees	215,166	8.4%	215,636	9.6%
Traveling and accommodation fees	144,137	5.6%	176,655	7.9%
Non-deductible input VAT expense	133,266	5.2%	6,903	0.3%
Consultancy	88,352	3.4%	62,953	2.8%
Share based compensation	67,172	2.6%	137,353	6.1%
Depreciation	75,358	2.9%	79,367	3.5%
Other	149,627	5.8%	68,808	3.2%
Total general and administrative expense	$2,574,598	100.0%	$2,238,889	100.0%

Other income and expenses

Other income and expenses for the three months ended June 30, 2018 were $(1,239,008), compared to $216,055 for the three months ended June 30, 2017. The significant increase in other expenses was primarily attributable to the exchange loss incurred in the three months ended 2018 by $1,255,187. The exchange loss arose from the fluctuation of exchange rate between Renminbi and the US dollar. The increase in other expenses for the three months ended June 30, 2018 was slightly offset by interest income of $148,388 earned from the available-for-sales investment.

Income Taxes Expenses

The Company’s effective tax rate varies due to its multiple jurisdictions where pre-tax income or losses occur. The Company is subject to a Hong Kong profits tax rate of 16.5%, PRC enterprise income tax rate of 25% and U.S. income tax rate of 34% prior to January 1, 2018, whereas 21% after January 1, 2018 due to the Tax Cuts and Jobs Act enacted on December 22, 2017.

The effective tax rates for the three months ended June 30, 2018 and 2017 were 20.2% and 22.7%, respectively. The lower effective tax rate for the three months ended June 30, 2018 compared to that for the same period in 2017 was chiefly attributable to the book loss incurred, $1,358,364, for the three months ended June 30, 2018 compared to the book income incurred, $318,399, for the three months ended June 30, 2017 and the income tax benefit, $273,972, incurred in the current period compared to the income tax expense, $72,280, for the same period in 2017.

Income taxes (benefits) expense for the three months ended June 30, 2018 and 2017 were $(273,972) and $72,280, respectively.

Net Income

We had a net loss for the three months ended June 30, 2018 of $1,084,392 compared to net income of $246,119 for the three months ended June 30, 2017.

The decrease in net income during this current period was due to an increase in revenue by $934,947, an increase in cost of revenue by $672,713, an increase of general and administrative expense by $335,709 and an increase of exchange loss by $1,483,201, as discussed in the previous paragraphs. The negative factors were partially offset by an increase in other income of $24,009.

SIX-MONTH PERIOD ENDED JUNE 30, 2018 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2017

The following tables set forth our condensed consolidated statements of income data:

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$7,828,294	$7,190,666
Cost of revenue	(1,873,814)	(530,167)
Selling expense	(702,138)	(647,859)
General and administrative expenses	(5,583,483)	(4,812,280)
Total costs and expenses	(8,159,435)	(5,990,306)
(Loss) income from operations	(331,141)	1,200,360
Interest and other (expenses) income, net	(161,493)	299,459
(Loss) income before income taxes	(492,634)	1,499,819
Income tax expense	(168,468)	(380,161)
Net (loss) income	$(661,102)	$1,119,658

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	100%	100%
Cost of revenue – Direct revenue	(24)	(7)
Selling expense	(9)	(9)
General and administrative expenses	(71)	(67)
Total costs and expenses	(104)	(83)
(Loss) income from operations	(4)	17
Interest and other (expenses) income, net	(2)	4
(Loss) income before income taxes	(6)	21
Income tax expense	(2)	(5)
Net (loss) income	(8)%	16%

Revenue

For comparative purpose, we adjusted the revenue for six months ended June 30, 2017 as if retrospectively adopting ASC 606.

The following table set forth our condensed consolidated revenue by revenue source:

	Six months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
		As previously reported	Adjustments	Adjusted
Listing fee revenue	$3,978,735	$3,151,151	-	$3,151,151
Commission	3,304,080	3,473,825	97,781	3,571,606
Management fee revenue	347,228	564,971	-	564,971
Authorized agent subscription revenue	191,623	-	-	-
Annual fee revenue	324	719	-	719
Online artwork sales	6,304	-	-	-
Total	$7,828,294	$7,190,666	$97,781	$7,288,447

(i)	Listing fee revenue

As of June 30, 2018, a total of 278 sets of artwork were listed for trade on our platform —comprising 54 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $24,636,073 (HK$193,100,000); 35 pieces of jewelry with a total listing value of $9,270,104 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,271,801 (HK$127,540,000); 29 pieces of amber with a total listing value of $12,694,403 (HK$99,500,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $663,426 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $331,713 (HK$2,600,000); 6 pieces of porcelains with a total listing value of $956,865 (HK$7,500,000); 6 sets of Unit+ products with a total listing value of $1,315,880 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $127,582 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,085,646 (HK$8,509,400), of which 22.5%-48% (for 54 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 44.94%-48% (for the 6 pieces of porcelains), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the six months ended June 30, 2018, there were 14 sets of paintings, 8 pieces of precious stones, 4 pieces of porcelains, 5 sets of Unit+ products and 6 pieces of Sports memorabilia listed on our platform. Their total listing values were $5,230,860 (HK$41,000,000) for the paintings, $984,933 (HK$7,720,000) for the precious stones, $854,799 (HK$6,700,000) for the porcelains, $1,164,313 (HK$9,126,000) for the Unit+ products, and $957,502 (HK$7,505,000) for the Sports memorabilia, of which 41.67%-47.3% (for the paintings), 24%-46% (for the precious stones), 44.94%-48% (for porcelains), 45% (for the Unit+ products), and 45% (for the Sports memorabilia) of the listed values were charged as listing fees, respectively.

The increase in listing fees charged during the six months ended June 30, 2018 compared to the same period ended June 30, 2017 resulted in an increase in listing fee value in the current period.

(ii)	Commission fee revenue

We generate a commission fee from non-VIP traders and selected traders as follows:

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

For selected traders, starting from April 1, 2016, we charged a predetermined monthly fee that allows unlimited trades for specific artworks. These traders are selected by authorized agents and reviewed by us. After review, we negotiate individually with each reviewed traders to determine a fixed monthly fee. Different traders may have different rates but once negotiated and agreed to, the monthly fee is fixed. Using the output method, we recognize the monthly commission revenue upon the selected traders that receives access to our trading platform to make unlimited trades for specific artworks.

We defined a selected trader as an inactive trader who meets one of the following criteria:

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

Total commission revenue decreased by $169,745 or 4.9% for the six months ended June 30, 2018 to $3,304,080 compared to $3,473,825 for the six months ended June 30, 2017 primarily because of a decrease in selected traders commission revenue by $2,145,927 and an increase in transaction commission revenue by $1,882,192 resulting from the implementation of an A-tier model, which led to an increase in the number of traders and new product categories, such as sports memorabilia.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the six-month period ended June 30, 2018, management fee revenue decreased by $217,743, from $564,971 for the six months ended June 30, 2017 to $347,228, due to the promotions we conducted during that period. We waived management fees for certain VIP traders. We recognized these promotions as a reduction of revenue, which was recognized upon the completion of the transactions.

(iv)	Annual fee revenue

During the six-month period ended June 30, 2018, annual fee revenue decreased by $395, from $719 for the six-month period ended June 30, 2017 to $324.

(v)	Online artwork sales

From the second quarter of 2018, we launched an offering of artwork and artwork related merchandise for sales on our online platform.

Sales of artwork: It consists of fees charged to third-party merchants which the Company provides the online platform access for sales of their artworks that are primarily paintings. The Company is not the primary obligor on these transactions, it does not bear the inventory risk, does not have the ability to establish prices and does not provide any fulfillment services as the goods are directly shipped from third-party merchants to end customers. Upon successful sales on the Company's online platform, the Company will charge the third-party merchants commission fees based on the agreed percentage of the total selling price. Commission fees are recognized on a net basis when the order of artwork sales is completed.

Sales of artwork related merchandise: The Company also offers its own artwork related merchandise through the online platform. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon our delivery to the carrier or the customer.

During the six-month period ended June 30, 2018, online artwork sales was $6,304 comparing to $0 for the six months ended June 30, 2017.

Revenue by customer type

The following table presents our revenue by customer type:

	Six months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Artwork owners	$3,978,735	$3,151,151
Non - VIP traders	2,095,208	579,279
VIP traders	1,556,424	3,460,236
Authorized agents	191,623	-
Online artwork sales	6,304	-
Total	$7,828,294	$7,190,666

Revenue from artwork owners was $3,978,735 and $3,151,151; revenue from non-VIP traders was $2,095,208 and $579,279; revenue from VIP traders was $1,556,424 and $3,460,236; revenue from authorized agents was $191,623 and $0; revenue from online sales was $6,304 and $0.

Cost of Revenue

	Six months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Commission rebate to service agent	$1,205,010	$-
Depreciation	327,561	200,769
Internet service charge	186,489	211,661
Artwork insurance	104,652	82,971
Artwork storage	46,577	34,138
Others	3,525	628
Total	$1,873,814	$530,167

Cost of revenue for the six months ended June 30, 2018 and June 30, 2017 was $1,873,814 and $530,167, respectively. The increase in cost of revenue by $1,343,647 were mainly due to the increase in commission rebate to service agent by $1,205,010, subject to the trader transaction, pursuant to the commission rebate program. During the six months ended June 30, 2017, the Company paid to existing traders and service agents a referral rebate by $97,781 (See Adoption of ASC Topic 606, “Revenue from Contracts with Customers”) at a predetermined referral rate of commission earned from the transactions of new traders referred by them. The commission rebate is recognized as a reduction of the commission revenue prior to January 1, 2018 under Topic 605.  Despite the increase in commission rebate, the increase in cost of revenue were also due to increase in the depreciation and amortization of hardware and software for our trading platform by $126,792, the decrease in internet service charge by $25,172, the increase in artwork insurance by $21,681 and the increase in artwork storage by $12,439 . Our cost of revenue primarily includes the commission rebate to service agents, internet service charge, artwork insurance, artwork storage, and depreciation and amortization of hardware and software for our trading platform.

Gross Profit

Gross profit was $5,954,480 for the six months ended June 30, 2018, compared to $6,660,499 for the six months ended June 30, 2017. The decrease was mainly due to the increase in service agent rebate.

Overall total revenue for the six months ended June 30, 2018 rose by $637,628 or 9% compared to the same period in 2017. The rise in revenue was chiefly attributable to the higher listing fees earned in the second quarter of 2018 by $827,584 or 26%. Nevertheless, the growth in revenue was offset by the higher cost of revenue for the six months ended June 30, 2018. In the current period, the cost of revenue increased by $1,343,647 or 253% compared to the same period in 2017. Consequently, we posted a comparable gross profit margin of 76% for the six months ended June 30, 2018 compared to 93% for the same period in 2017.

Operating Expenses

General and administrative expenses for the six months ended June 30, 2018 were $5,583,483, compared to $4,812,280 for the six months ended June 30, 2017. Despite the decrease in share-based compensation of $271,602, bad debt expense of $76,424, traveling and accommodation expense of $24,496, and in depreciation by $2,213, there was a significant increase in the following items: salary and welfare of $506,297 because of an increase in employee headcount and the bonus in the first and second quarter of 2018, non-deductible input VAT expenses of $283,775, arising from the increased service income paid to Shanghai and Tianjin Takung, legal and professional fees of $73,788 due to increased audit fees, an increase of $73,419 in consultancy fees, an increase of $169,218 in other expenses, and office, insurance and rental expense increase of $39,441.

The following table sets forth the main components of the Company’s general and administrative expenses for the six months ended June 30, 2018 and June 30, 2017.

	Six months ended June 30, 2018		Six months ended June 30, 2017
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	2,664,240	47.7%	2,157,943	44.8%
Office, insurance and rental expenses	861,955	15.4%	822,514	17.1%
Legal and professional fees	589,188	10.6%	515,400	10.7%
Traveling and accommodation fees	467,674	8.4%	492,170	10.2%
Non-deductible input VAT expense	293,220	5.3%	9,445	0.2%
Consultancy	214,590	3.8%	141,171	2.9%
Share based compensation	152,421	2.7%	424,023	8.8%
Depreciation	144,924	2.6%	147,137	3.1%
Bad debt expense	(76,424)	(1.4)%	-	0%
Other	271,695	4.9%	102,477	2.2%
Total general and administrative expense	$5,583,483	100.0%	$4,812,280	100.0%

Other income and expenses

Other income and (expenses) for the six months ended June 30, 2018 was $(161,493), compared to $299,459 for the six months ended June 30, 2017. The significant increase in other expenses for the six months ended June 30, 2018 was primarily attributed to the exchange loss arising from the fluctuation of the exchange rate between Renminbi and the US dollar. Such increase was slightly offset by the bank interest earned from the available-for-sale investments in the current period.

Income Taxes Expenses

The Company’s effective tax rate varies due to its multiple jurisdictions where pre-tax income or losses occur. The Company is subject to a Hong Kong profits tax rate of 16.5%, PRC enterprise income tax rate of 25% and U.S. income tax rate of 34% prior to January 1, 2018 while 21% after January 1, 2018 due to the Tax Cuts and Jobs Act enacted on December 22, 2017.

The effective tax rates for the six months ended June 30, 2018 and 2017 were (34.2)% and 25.3%, respectively. For the six months ended, Takung Hong Kong and Takung US incurred a book loss in an amount of $811,019 and $904,980, respectively. The book loss was offset by the book income incurred by Takung Shanghai and Tianjin, $798,740 and $125,170, respectively. Since the income tax rate of Takung Shanghai and Tianjin was 25%, higher than that of the Takung US, 21%, and Takung Hong Kong, 16.5%, the Company, in aggregate, incurred an income tax expense in an amount of $168,468. The negative effective tax rate for the six months ended June 30, 2018 was attributable to the income tax expense, $168,468, over the pretax consolidated book loss, $492,634 for the six months ended June 30, 2018.

Income taxes expense for the six months ended June 30, 2018 and 2017 were $168,468 and $380,161, respectively.

Net Income

We had a net loss for the six months ended June 30, 2018 of $661,102 compared to net income of $1,119,658 for the six months ended June 30, 2017.

The net loss after income tax expense incurred during this current period was predominantly driven by a decrease in gross profit by $706,019, an increase of general and administrative expense by $771,203 and an increase of exchange loss by $611,243, as discussed in the previous paragraphs.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Six months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Net cash (used in) operating activities	$(5,625,065)	$(268,767)
Net cash (used in) investing activities	(6,920,612)	(495,825)
Net cash provided by financing activities	5,888,608	-
Effect of exchange rate change on cash and cash equivalents	(239,255)	193,924
Net (decrease in) cash, cash equivalents and restricted cash	(6,896,324)	(570,668)
Cash, cash equivalents and restricted cash, beginning balance	37,140,582	35,138,697
Cash, cash equivalents and restricted cash, ending balance	$30,244,258	$34,568,029

Sources of Liquidity

During the six months ended June 30, 2018, net cash used in operating activities totaled $5,625,065 and it was resulted in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in (approximately $5.3M provided by) restricted cash activity due to the adoption of ASU2016-18 since beginning of 2018. Actually, there was a decline in client deposits by $5,357,186 in which influenced the drop of the amount due to clients simultaneously. The Company assessed and evaluated it was rather a presentation issue and there should have no actual impact to the operating activities. Net cash used in investing activities totaled $6,920,612. Net cash generated from financing activities totaled $5,888,608. The resulting change in cash for the period was a decrease of $6,896,324. The cash balance at the beginning of the period was $37,140,582. The cash balance on June 30, 2018 was $30,244,258.

During the six months ended June 30, 2017, net cash used in operating activities totaled $268,767. Net cash used in investing activities totaled $495,825. No cash was generated from financing activities during the period. The resulting change in cash for the period was a decrease of $570,668. The cash balance at the beginning of the period was $35,138,697. The cash balance on June 30, 2017 was $34,568,029.

As of June 30, 2018, the Company had $34,750,396  in total current liabilities, which comprised of $944,456 in accrued expense and other payables, $19,916,431 in customers’ deposits, $79,923 in advance from customer, $7,230,520  in short-term borrowings from third parties, $6,372,430 in amount due to related party, and $206,636 in tax payables. As of December 31, 2017, the Company had $34,910,711 in total current liabilities, which included $1,461,858 in accrued expense and other accruals, $25,273,617 in customers’ deposits, $170,078 in advance from customers, $7,208,761 in short-term borrowings from third parties, $483,822 in amount due to related party, and $312,575 in tax payables.

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

Future Financings

We have always generated sufficient cash from our operation to fund our business organically. However, we may conduct equity sales of our common shares in order to fund further expansion and growth of our business. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any sales of the equity securities to fund expansion and other activities, or if we are able to, there is no guarantee that existing shareholders will not be substantially diluted. In essence, we do not need to rely on equity sales to fund our business operations.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Di Xiao and our Chief Financial Officer, Mr. Chun Hin Leslie Chow. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2018 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TAKUNG ART CO., LTD

Date: August 14, 2018	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Chun Hin Leslie Chow
Chun Hin Leslie Chow
Chief Financial Officer
(Principal Financial Officer)

