Form 10-Q
period 2018-09-30
Takung Art Co., Ltd.
filed 2018-11-19
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒     Yes ☐    No

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒    Yes ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares of common stock issued and outstanding as of November 14, 2018 is 11,226,025.

FORM 10-Q

TAKUNG ART CO., LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,418,818	$11,866,965
Restricted cash	7,515,860	25,273,617
Account receivables, net	971,480	2,291,698
Prepayment and other current assets	2,257,181	2,300,207
Inventories	14,859	-
Amount due from a related party	5,914,240	-
Short term investments, held to maturity	873,617	-
Loan receivables	3,859,075	7,834,115
Total current assets	29,825,130	49,566,602

Non-current assets
Property and equipment, net	1,992,564	2,191,321
Intangible assets	22,297	22,334
Deferred tax assets	700,668	291,430
Other non-current assets	394,555	757,235
Total non-current assets	3,110,084	3,262,320
Total assets	$32,935,214	$52,828,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$623,472	$1,461,858
Customer deposits	7,515,860	25,273,617
Advance from customers	14,355	170,078
Short-term borrowings from third parties	3,950,099	7,208,761
Amount due to related parties	6,389,042	483,822
Tax payables	15,848	312,575
Total current liabilities	18,508,676	34,910,711

Total liabilities	$18,508,676	$34,910,711

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,226,025 shares issued and outstanding as of September 30, 2018; 11,188,882 shares issued and outstanding as of December 31, 2017)	$11,226	$11,189
Additional paid-in capital	6,298,910	6,116,216
Retained earnings	8,568,638	12,111,096
Accumulated other comprehensive loss	(452,236)	(320,290)
Total stockholders’ equity	14,426,538	17,918,211
Total liabilities and stockholders’ equity	$32,935,214	$52,828,922

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee	$-	$1,455,498	$3,978,735	$4,606,649
Commission	253,331	1,496,826	3,557,411	4,970,651
Management fee	107,905	402,547	455,133	967,518
Annual fee	54	140	378	859
Authorized agent subscription revenue		-	191,623	-
Online artwork sales	2,244	-	8,548	-
Total revenue	363,534	3,355,011	8,191,828	10,545,677

Cost of revenue	(299,482)	(292,168)	(2,173,296)	(822,335)

Gross profit	64,052	3,062,843	6,018,532	9,723,342

Operating expenses:
General and administrative expenses	(2,208,264)	(2,498,848)	(7,791,747)	(7,311,128)
Selling expenses	(149,035)	(624,151)	(851,173)	(1,272,010)
Impairment loss – construction-in-progress	(326,227)	-	(326,227)	-
Total operating expenses	(2,683,526)	(3,122,999)	(8,969,147)	(8,583,138)

(Loss) income from operations	(2,619,474)	(60,156)	(2,950,615)	1,140,204

Other income and expenses:
Other income	65,487	186,259	470,752	440,470
Loan interest expense	(199,821)	(152,059)	(504,287)	(455,762)
Exchange gain (loss)	(870,218)	177,652	(1,132,510)	526,603
Total other income (loss)	(1,004,552)	211,852	(1,166,045)	511,311

(Loss) income before provision for income taxes	(3,624,026)	151,696	(4,116,660)	1,651,515

Income tax benefit (expense)	742,670	(124,662)	574,202	(594,377)

Net (loss) income	$(2,881,356)	$27,034	$(3,542,458)	$1,057,138

Foreign currency translation adjustment	(3,668)	311,485	(131,946)	787,660

Comprehensive (loss) income	$(2,885,024)	$338,519	$(3,674,404)	$1,844,798

(Loss) earnings per common share– basic	$(0.26)	$0.00	$(0.32)	$0.10
(Loss) earnings per common share– diluted	(0.26)	0.00	(0.32)	0.09
Weighted average number of common shares outstanding-basic	11,226,025	11,188,882	11,216,009	11,039,880
Weighted average number of common shares outstanding-diluted	11,226,025	11,248,688	11,216,009	11,398,082

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30,	September 30,
	2018	2017

Cash flows from operating activities:
Net (loss) income	(3,542,458)	1,057,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	713,933	538,532
Interest expense	262,561	181,341
Bad debt expense	(76,402)	241,248
Changes in exchange rate	1,132,510	(526,603)
Stock-based compensation	217,231	558,704
Impairment loss on CIP	326,227	-
Deferred tax liabilities	-	(17,317)
Deferred tax assets	(409,238)	(50,904)
Changes in operating assets and liabilities:
Account receivables	1,396,620	(915,249)
Prepaid loan interest expense	-	(111,477)
Prepayment and other current assets	(58,673)	(64,440)
Other non-current assets	362,680	(106,656)
Customer deposits	(17,757,757)	(2,685,627)
Amount due to related party	-	53,675
Tax payables	(296,727)	544,988
Advance from customer	(155,723)	(360,248)
Accrued expenses and other payables	(704,607)	5,792
Net cash used in operating activities	(18,589,823)	(1,657,103)

Cash flows from investing activities:
Purchase of property and equipment	(775,730)	(455,255)
Purchase of available-for-sales investment	(90,293,454)	(53,501,874)
Maturity and redemption of available-for-sales investment	90,293,454	53,501,874
Loan to third parties	-	(3,518,325)
Loan to related parties	(6,369,809)	-
Repayment from loan to third parties	3,641,871	3,412,070
Repayment from loan to related parties	-	-
Purchase of held-to-maturity investment	(873,617)	-
Net cash used in investing activities	(4,377,285)	(561,510)
Cash flows from financing activities:
Proceeds from related party loan	6,389,042	-
Loan repayment to related party	(483,822)	-
Loan repayment to third party	(3,480,000)	-
Net cash provided by financing activities	2,425,220	-

Effect of exchange rate change on cash, cash equivalents and restricted cash	(664,016)	1,025,539

Net decrease in cash, cash equivalents and restricted cash	(21,205,904)	(1,193,074)

Cash, cash equivalents and restricted cash, beginning balance	37,140,582	35,138,697

Cash, cash equivalents and restricted cash, ending balance	$15,934,678	$33,945,623

Supplemental cash flows information:

Cash	$8,418,818	$14,887,890
Restricted cash included in customer deposits	7,515,860	19,057,733
Total cash and restricted cash	$15,934,678	$33,945,623

Cash paid during the period for:
Interest	$241,727	$212,954
Income tax	$111,917	$136,453

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

Hong Kong Takung Art Holdings Company Limited (“Takung Art Holdings”) was formed in Hong Kong on July 20, 2018 and operates as a holding company to control an online platform for offering, selling and trading whole piece of artwork.

Art Era Internet Technology (Tianjin) Co., Ltd (“Art Era”) was formed in Tianjin on September 7, 2018,is a directly wholly owned subsidiary of Takung Art Holdings, and formed as a limited liability company with a registered capital of $2 million located in the Pilot Free Trade Zone in Tianjin. Art Era mainly focuses on developing our e-commerce platform for art and copyright registration (Takung Online) with the use of blockchain technology.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2018 and for the three months ended and nine months ended September 30, 2018 and 2017 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. Dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2018, its consolidated results of operations and cash flows for the nine-month periods ended September 30, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Commission rebate programs are offered to traders and service agents. We pay to existing traders and service agents a commission rebate at a predetermined referral rate of commission earned from the transactions of new traders referred by them. The commission rebate is recognized as a reduction of the commission revenue prior to January 1, 2018 under Topic 605. Starting from January 1, 2018, we account for the commission rebate as cost of revenue under Topic 606-10-32-26. Since this is a reclassification between revenue and cost of revenue, it would have no impact on the opening balance for the year beginning January 1, 2018. Commission rebates were $1,207,104 and $201,524 for the nine months period ended September 30, 2018 and 2017, and were $2,094 and $103,742 for the three months ended September 30, 2018 and 2017.

The rebates are recognized in the same period the related revenue is recognized.

Management fee revenue

A custody and insurance service are provided for each individual artwork on a daily basis. The cost of custody and insurance for each unit of artwork is constant for all artworks. Using the cost-based input method, we charge traders a management fee to cover the costs of insurance, storage and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units daily. The management fee is accounted for as revenue, and immediately deducted from proceeds from the sale of artwork ownership shares when a transaction is completed. A discount program is offered to waive the management fee during certain promotion periods. Such discounts are recognized as a reduction of the revenue upon the completion of the transactions.'

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

Sales of artwork: The sale of artwork consists of fees charged to third-party merchants that the Company provides access to the online platform for sales of their artworks, which are primarily paintings. The Company is not the primary obligor on these transactions, the Company does not bear the inventory risk, does not have the ability to establish prices, and does not provide any fulfillment services since the goods are shipped direct from third-party merchants to end customers. Upon successful sales on the Company's online platform, the Company charges the third-party merchants commission fees based on the agreed percentage of the total selling price. Commission fees are recognized on a net basis when the artwork sales order is completed.

Sales of artwork related merchandise: The Company also offers its own artwork related merchandise through its online platform. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon our delivery to the carrier or the customer.

For comparative purpose, we adjusted the revenue for three and nine months ended September 30, 2017 as if retrospectively adopted ASC 606.

The following tables identify the disaggregation of our revenue for the three months ended September 30, 2018 and 2017, respectively:

	Three months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
		As previously reported	Adjustments	Adjusted
Listing fee revenue	$-	$1,455,498	-	$1,455,498
Commission	253,331	1,496,826	103,742	1,600,568
Management fee revenue	107,905	402,547	-	402,547
Annual fee revenue	54	140	-	140
Online artwork sales	2,244	-	-	-
Total	$363,534	$3,355,011	$103,742	$3,458,753

The following tables identify the disaggregation of our revenue for the nine months ended September 30, 2018 and 2017, respectively:

	Nine months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
		As previously reported	Adjustments	Adjusted
Listing fee revenue	$3,978,735	$4,606,649	-	$4,606,649
Commission	3,557,411	4,970,651	201,524	5,172,175
Management fee revenue	455,133	967,518	-	967,518
Authorized agent subscription revenue	191,623	-	-	-
Annual fee revenue	378	859	-	859
Online artwork sales	8,548	-	-	-
Total	$8,191,828	$10,545,677	$201,524	$10,747,201

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

Statement of Cash Flows:  In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, as a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Furthermore, an additional reconciliation will be required to reconcile Cash, cash equivalents, and restricted cash reported within the Interim Condensed Consolidated Balance Sheets to sum to the total shown in the Interim Condensed Consolidated Statement of Cash Flows. The Company has already disclosed the restricted cash separately on its Interim Condensed Consolidated Statements of Financial Position. Beginning the first quarter of 2018, the Company has adopted and included the restricted cash balances on the Interim Condensed Consolidated Statement of Cash Flows and reconciliation of Cash, cash equivalent, and restricted cash within its Interim Condensed Consolidated Statements of Financial Positions that sum to the total of the same such amounts shown in Interim Condensed Consolidated Statement of Cash Flows. The Cash Flows of nine months ended September 30, 2017 has been applied retrospectively.

In January 2018, the FASB staff released guidance on accounting for the tax provisions of Global Intangible Low-Taxed Income (“GILTI”) as provided under the Tax Cuts and Jobs Act (“the Act”). GILTI refers to the tax on the excess of a United States shareholder’s total net foreign income over a deemed return on tangible assets. Based on the information available for the third quarter of 2018, the Company provisionally made a policy election and accounted for its potential GILTI tax as a period cost when incurred.

Accounting Pronouncements Issued But Not Yet Adopted

Codification Improvements: In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 are effective for periods beginning after December 15, 2018. The Company is currently evaluating this guidance and the impact it may have on the Company's consolidated financial statements.

Leases: In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This guidance provides further clarification to the new lease standard ASC Topic 842 in certain aspects: residual value guarantees rates implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term, and purchase option variable lease payments that depend on an index or a rate investment tax credit.

This amendment affects the amendments in ASU 2016-12, which are not yet effective, but early adoption is allowed. For entities that adopted ASC Topic 842 early, the amendments are effective upon issuance of ASU No. 2018-10, and the transition requirements are identical to those in ASC Topic 842. For entities that have not adopted ASC Topic 842, the effective date and transition requirements will be identical to the effective date and transition requirements in ASC Topic 842. This amendment will be effective for the Company in March 2019 by which time ASC Topic 842 will be adopted. The Company is currently evaluating this guidance and the impact it may have on the Company's consolidated financial statements.

In July 2018, FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements. This guidance amends ASC 842, Leases in two major areas.First ASU 842 permits lessors to combine lease and non-lease components by class of underlying assets in agreements that meet certain criteria. For a lessor to qualify for this practical expedient, the lease and non-lease components must have the same timing and pattern of transfer, and the lease component, if accounted for on a stand-alone basis, would be classified as an operating lease. Second, this guidance provides entities with a transition option for adopting ASU 842. This transition option allows entities not to apply the new lease standard at the adoption date by recognizing a cumulative effect by adjusting the opening balance of the retained earnings rather than restate the comparative periods presented in the financial statements. The Company determined that the practical expedient to the lessors is not applicable while it is evaluating the transition option.

Except for the above ASUs issued but not yet adopted and the ones disclosed in Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Tax receivables	$1,286,415	$1,132,140
Prepaid service fees	241,064	489,424
Short-term borrowings to third party	436,809	461,092
Staff advance	90,054	52,124
Prepaid repair and maintenance	1,704	46,733
Other current assets	201,135	118,694
Prepayment and other current assets	$2,257,181	$2,300,207

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Listing fee	$971,134	$2,259,671
Authorized agent subscription revenue	558,165	559,101
Monthly commission fee	1,455,501	1,463,243
Others	54,004	80,473
Subtotal	3,038,804	4,362,488
Less: allowance for doubtful accounts	(2,067,324)	(2,070,790)
Account receivables, net	$971,480	$2,291,698

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Outstanding Balance (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date

12/9/2016	Xiaohui Wang	Tianjin Takung	10,550,000	10,062,400	$1,465,114	0%	11/30/2018
4/4/2017	Xiaohui Wang	Tianjin Takung	22,921,725	9,821,725	$1,430,071	0%	12/31/2018
12/15/2017	Xiaohui Wang	Tianjin Takung	3,310,000	3,310,000	$481,945	0%	12/14/2018
12/19/2017	Xiaohui Wang	Tianjin Takung	3,310,000	3,310,000	$481,945	0%	12/18/2018
			Total		$3,859,075

All the transactions were aimed to meet the Company’s working capital needs in U.S. Dollars, which are freely convertible to Hong Kong Dollar.

•	The interest-free loans (the “RMB Loans”) entered into by Tianjin Takung were guaranteed by Chongqing Wintus (New Star) Enterprises Group (“Chongqing”). Xiaohui Wang (“Ms. Wang”) is a citizen of the People’s Republic of China. Ms. Wang is a shareholder and the legal representative of Chongqing. Both Chongqing and Ms. Wang are non-related parties to the Company.

•	Hong Kong Takung entered into loan agreements (the “U.S. Dollar Loans”) with Merit Crown Limited, a Hong Kong company (“Merit Crown”) with interest accruing at a rate of 8% per annum (See Note 8). Merit Crown is a non-related party to the Company.

Through an understanding between Ms. Wang and Merit Crown, the U.S. Dollar Loans are “secured” by the RMB Loans. It is the understanding between the parties that the U.S. Dollar Loans and the RMB Loans will be repaid simultaneously.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Furniture, fixtures and equipment	$332,529	$167,651
Leasehold improvements	473,183	426,138
Computer trading and clearing system	3,642,143	3,485,844
Transport equipment	104,741	-
Sub-total	4,552,596	4,079,633
Less: accumulated depreciation	(2,560,032)	(1,888,312)
Property and equipment, net	$1,992,564	$2,191,321

Depreciation expense was $241,448 and $190,626 for the three months ended September 30, 2018 and 2017, respectively, and $713,933 and $538,532 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and December 31, 2017, due to the close of Hangzhou branch office during the third quarter of 2018, the technology developments were downsized and the software projects were halted, we provide an impairment reserve for unamortized capitalized costs incurred in connection with developing or obtaining internal use software, which were included in computer and trading system, of $309,321 and $0, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Accruals for consulting fees	$264,949	$265,393
Trading and clearing system	82,122	52,564
Payroll payables	81,455	827,246
Discount payable to traders	79,324	-
Accruals for business trip expense	17,382	27,186
Accruals for professional fees	33,215	192,067
Other payables	65,025	97,402
Total accrued expenses, account & other payables	$623,472	$1,461,858

8. SHORT-TERM BORROWINGS FROM THIRD PARTIES

The following table sets forth a summary of the loan agreements in short-term borrowings:

Date	Borrower	Lender	September 30, 2018 (USD)	December 31, 2017 (USD)	Annual Interest Rate	Repayment Due Date

7/15/2016	Hong Kong Takung	Merit Crown Limited	$-	$1,500,000	8%	12/31/2018
8/24/2016	Hong Kong Takung	Merit Crown Limited	$1,499,500	$1,999,500	8%	12/31/2018
11/18/2016	Hong Kong Takung	Merit Crown Limited	$-	$1,480,000	8%	10/31/2018
12/9/2016	Hong Kong Takung	Merit Crown Limited	$1,520,000	$1,520,000	8%	11/30/2018
12/19/2017	Hong Kong Takung	Merit Crown Limited	$500,000	$500,000	8%	12/18/2018
12/22/2017	Hong Kong Takung	Merit Crown Limited	$500,000	$500,000	8%	12/21/2018
	Less: Discount loan payable		$(69,401)	$(290,739)

		Total	$3,950,099	$7,208,761

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

On July 4, 2018 and July 20, 2018, Hong Kong Takung repaid $2,000,000 and $1,480,000, respectively, to Merit Crown. Meanwhile, Ms. Wang repaid RMB13,100,000 (equals to USD 2,000,000) and RMB9,827,200 (equals to USD 1,480,000), respectively, to Shanghai Takung and Tianjin Takung, respectively.

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of September 30, 2018 and December 31, 2017. The fair value of the short-term borrowings approximates their carrying amounts. The weighted average short-term borrowings were $7,319,041 and $6,315,799 for the nine months period ended September 30, 2018 and the year ended December 31, 2017, respectively. The interest expenses for the short-term borrowings were $199,822 and $133,174 for the three months ended September 30, 2018 and 2017, respectively, and $500,080 and $394,295 for the nine months ended September 30, 2018 and 2017, respectively.

9. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of related parties to which the Company has transactions with:

(a) Jianping Mao (“Mao”), the wife of the Vice General Manager of Hong Kong Takung.

(b) Liu Zhenying (“Liu”), the Vice President of Hong Kong Takung

Amount due from a related party

	September 30, 2018	December 31, 2017
	(Unaudited)
Liu (b)	$5,914,240	$-
Total	5,914,240	-

Amount due to related parties

	September 30, 2018	December 31, 2017
	(Unaudited)
Mao (a)	$-	$483,822
Liu (b)	6,389,042	-
Total	6,389,042	483,822

The Company fully repaid the amount due to Mao on March 13, 2018.

On May 16, 2018, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Loan") with Liu for the loan of $6,389,042 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements. The maturity date of the loan is May 15, 2019.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Loan") with Liu for the loan of $5,914,240 (RMB40,619,000) to Liu. The maturity date of the loan is May 15, 2019.

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

Under the Tax Act, the Company is subject to tax on GILTI earned by its foreign subsidiaries and made a reasonable estimate of the impact for the nine months ended September 30, 2018. The GILTI provision requires the Company to include the excess of the U.S. shareholder’s net controlled foreign corporations’ earnings over the U.S. shareholder’s deemed tangible income return. The Company provisionally made a policy election and accounted for its estimated tax on GILTI for the nine months ended September 30, 2018 as a period cost when incurred since the Company does not anticipate any deferred tax impact around GILTI due to its current period impact on the U.S. tax payable.

As of September 30, 2018 and December 31, 2017, the Company in the United States had $1,003,852 and $250,590 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. Carrybacks are now prohibited. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of September 30, 2018, the Company has not completed its accounting for all tax effects of the Tax Act and has made reasonable estimates during 2017. The Company will monitor future guidance set forth by the Department of Treasury with regard to the tax provisions under the Act that are applicable and will revise relevant estimates as appropriate within the one year measurement period.

Hong Kong

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the nine months ended September 30, 2018 and the year ended December 31, 2017, if applicable.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25%.

The income tax provision consists of the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	(332,918)	159,281	(160,548)	662,598
Total Current	$(332,918)	$159,281	$(160,548)	$662,598

Deferred:
Federal	$-	$-	$37,398	$-
State	-	-	-	-
Foreign	(409,752)	(34,619)	(451,052)	(68,221)
Total Deferred	$(409,752)	$(34,619)	$(413,654)	$(68,221)

Total income tax (benefit) expense	$(742,670)	$124,662	$(574,202)	$594,377

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income (loss) before income tax expense	$(3,624,026)	$151,696	$(4,116,660)	$1,651,515

Computed tax expense with statutory tax rate	(597,964)	25,030	(679,249)	271,806
Impact of different tax rates in other jurisdictions	(89,082)	(73,258)	(51,274)	(230,651)

Non-deductible items:
Tax effect of non-deductible expenses	(167,031)	25,896	(163,701)	100,789
Previous years unrecognized taxation effect	6,870	-	6,870
Changes in valuation allowance	104,537	146,994	313,152	452,433

Total income tax (benefit) expense	$(742,670)	$124,662	$(574,202)	$594,377

The effective tax rate was 20.5% and 82.2% for the three months ended September 30, 2018 and 2017, respectively, and 13.9% and 36.0% for the nine months ended September 30, 2018 and 2017, respectively.

11. COMMITMENTS AND CONTINGENCIES

Operation Commitments

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of September 30, 2018 are payable as follows:

Nine months ending December 31, 2018	$205,025

Year ending December 31, 2019	170,022

Year ending December 31, 2020	39,736

Year ending December 31, 2021	14,560

Year ending December 31, 2022 and thereafter	51,568

Total	$480,911

Rental expense of the Company was $276,246 and $293,338 for the three months ended September 30, 2018 and 2017, respectively, and $831,308 and $721,492 for the nine months ended September 30, 2018 and 2017, respectively.

.

12. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net (loss) income	$(2,881,356)	$27,034	$(3,542,458)	$1,057,138

Denominator:
Weighted-average shares outstanding - Basic	11,226,025	11,188,882	11,216,009	11,039,880
Stock options and restricted shares	-	59,806	-	358,202
Weighted-average shares outstanding - Diluted	11,226,025	11,248,688	11,216,009	11,398,082

(Loss) earnings per share
-Basic	(0.26)	0.00	(0.32)	0.10
-Diluted	(0.26)	0.00	(0.32)	0.09

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Due to the loss from continuing operations, approximately 29,104 restricted shares for the three months ended September 30, 2018 and 34,915 restricted shares for the nine months ended September 30, 2018, were excluded from the calculation of diluted earnings (loss) per share, because their effect would have been antidilutive.

13. SUBSEQUENT EVENT

Pursuant to the notice of termination of tenancy for redevelopment from the landlord of the Hong Kong office on July 31, 2018, the Company will be required to vacate the Hong Kong office on or by January 31, 2019. Meanwhile, the Company is in process of the tenancy search for the new Hong Kong office.

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

Through Hong Kong Takung, we offer an on-line listing and trading services that allows artists, art dealers and owners to access a larger artwork trading market where they can engage with a wide range of investors that they may not encounter without access of our platform. Our platform also makes investments in high-end and expensive artwork more accessible to ordinary people without substantial financial resources.

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

Hong Kong Takung Art Holdings Company Limited (“Takung Art Holdings”) was formed in Hong Kong on July 20, 2018 and operates as a holding company to control an online platform for offering, selling and trading whole piece of artwork.

Art Era Internet Technology (Tianjin) Co., Ltd (“Art Era”) was formed in Tianjin on September 7, 2018, is a directly wholly owned subsidiary of Takung Art Holdings, and formed as a limited liability company with a registered capital of $2 million located in the Pilot Free Trade Zone in Tianjin. Art Era mainly focuses on developing our e-commerce platform for art and copyright registration (Takung Online) with the use of blockchain technology.

Shanghai Takung closed its office in Hangzhou, used for technology development on September 13, 2018.

On October 1, 2018, Wang Song (Marketing Manager) was appointed as Hong Kong Takung’s new CEO and President and Xiao Di resigned therefrom effective as of the same day. As from October 1, 2018, Xiao Di is mainly responsible for the e-commerce business, with a focus on the Company’s new subsidiary, Takung Art Holdings and diversity in the new e-commerce business, such as combining Takung Online, the development of the application of blockchain and the use of intellectual property among others.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees. Starting in the second quarter of 2018, Shanghai Takung launched an offering of artwork and artwork related merchandise for sales on our online platform. The offering is to further promote the artwork’s recognition.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2018 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017

The following tables set forth our condensed consolidated statements of income data:

	Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$363,534	$3,355,011
Cost of revenue	(299,482)	(292,168)
Selling expense	(149,035)	(624,151)
General and administrative expenses	(2,208,264)	(2,498,848)
Impairment loss – construction-in-progress	(326,227)	-
Total costs and expenses	(2,983,008)	(3,415,167)
Loss from operations	(2,619,474)	(60,156)
Interest and other (expenses) income, net	(1,004,552)	211,852
(Loss) income before income taxes	(3,624,026)	151,696
Income tax benefit (expense)	742,670	(124,662)
Net (loss) income	$(2,881,356)	$27,034

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	100%	100%
Cost of revenue – Direct revenue	(82)	(9)
Selling expense	(41)	(18)
General and administrative expenses	(608)	(74)
Impairment loss – construction-in-progress	(90)	-
Total costs and expenses	(821)	(101)
(Loss) income from operations	(721)	(1)
Interest and other (expenses) income, net	(276)	6
(Loss) income before income taxes	(997)	5
Income tax benefit (expense)	204	(4)
Net (loss) income	(793)%	1%

Revenue

For comparative purpose, we adjusted the revenue for three months ended September 30, 2017 as if retrospectively adopting ASC 606.

The following table sets forth our condensed consolidated revenue by revenue source:

	Three months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
		As previously reported	Adjustments	Adjusted
Listing fee revenue	$-	$1,455,498	-	$1,455,498
Commission	253,331	1,496,826	103,742	1,600,568
Management fee revenue	107,905	402,547	-	402,547
Annual fee revenue	54	140	-	140
Online artwork sales	2,244	-	-	-
Total	$363,534	$3,355,011	$103,742	$3,458,753

(i)	Listing fee revenue

As of September 30, 2018, a total of 278 sets of artwork were listed for trade on our platform —comprising 54 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $24,628,845 (HK$193,100,000); 35 pieces of jewelry with a total listing value of $9,267,384 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,267,027 (HK$127,540,000); 29 pieces of amber with a total listing value of $12,690,679 (HK$99,500,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $663,231 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $331,616 (HK$2,600,000); 6 pieces of porcelains with a total listing value of $956,584 (HK$7,500,000); 6 sets of Unit+ products with a total listing value of $1,315,494 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $127,545 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,085,327 (HK$8,509,400), of which 22.5%-48% (for 54 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 44.94%-48% (for the 6 pieces of porcelains), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended September 30, 2018, there were no more artworks listed on our platform.

The decrease in listing fees charged during the three months ended September 30, 2018 compared to the same period ended September 30, 2017 due to the downsizing of online fine art and collectibles platforms, tightening of liquidity in China, and the Company’s decision of suspending the new artwork listing activities that was announced in a press release furnished in the current report on Form 8-K dated August 13, 2018.

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

Total commission revenue decreased by $1,243,495 or 83% for the three months ended September 30, 2018 to $253,331 compared to $1,496,826 for the three months ended September 30, 2017 primarily because of the suspension of new listings of products, with the decrease of trading activity on the artwork platform.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the three-month period ended September 30, 2018, management fee revenue decreased by $294,642, from $402,547 for the three months ended September 30, 2017 to $107,905, due to the decrease in trading transactions in the current quarter.

(iv)	Annual fee revenue

During the three-month period ended September 30, 2018, annual fee revenue decreased by $86, from $140 for the three-month period ended September 30, 2017 to $54.

(v)	Online artwork sales

Since the second quarter of 2018, we have provided an offering of artwork and artwork related merchandise for sale on our online platform.

Sales of artwork: The sale of artwork consists of fees charged to third-party merchants that the Company provides access to the online platform for sales of their artworks ,which are primarily paintings. The Company is not the primary obligor on these transactions, the Company does not bear the inventory risk, does not have the ability to establish prices, and does not provide any fulfillment services since the goods are shipped directly from third-party merchants to end customers. Upon successful sales on the Company's online platform, the Company charges the third-party merchants commission fees based on the agreed percentage of the total selling price. Commission fees are recognized on a net basis when the artwork sales order is completed.

Sales of artwork related merchandise: The Company also offers its own artwork related merchandise through its online platform. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon our delivery to the carrier or the customer.

During the three-month period ended September 30, 2018, online artwork sales were $2,244.

Revenue by customer type

The following table presents our revenue by customer type:

	Three months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Artwork owners	$-	$1,455,498
Non - VIP traders	140,581	199,929
VIP traders	220,709	1,699,584
Online artwork sales	2,244	-
Total	$363,534	$3,355,011

Cost of Revenue

	Three months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Commission rebate to service agent	$2,094	$-
Depreciation	163,736	100,769
Internet service charge	53,676	139,174
Artwork insurance	50,983	43,818
Artwork storage	27,533	8,407
Others	1,460	-
Total	$299,482	$292,168

Cost of revenue for the three months ended September 30, 2018 and September 30, 2017 was $299,482 and $292,168, respectively. The increase in cost of revenue, for the three months ended September 30, 2018 compared to September 30, 2017, was mainly due to the increase in the commission rebates to service agents by $2,094, subject to the new trader transaction, which is pursuant to the commission rebate program. During the three months ended September 30, 2017, the Company paid to existing traders and service agents a referral rebate of $103,742 at a predetermined referral rate of commission earned from the transactions of new traders referred by those existing traders and service agents. (See Adoption of ASC Topic 606, “Revenue from Contracts with Customers”) The commission rebate is recognized as a reduction of the commission revenue prior to January 1, 2018 under Topic 605.  Despite the increase in commission rebate, the increase in cost of revenue was also due to increases in the depreciation and amortization of hardware and software for our trading platform by $62,967 due to the termination of the software development team and amortization of all of the “work in process” items at one time during the third quarter of 2018, the decrease in the internet services charge by $85,498 due to the termination of two network lines between Macau and Hong Kong; the increase in artwork insurance by $7,165; and the increase in artwork storage by $19,126, because of the number of artwork listed increased. Our cost of revenue primarily includes the commission rebate to service agents, internet service charge, artwork insurance, artwork storage and depreciation and amortization of hardware and software for our trading platform.

Gross Profit

Gross profit was $64,052 for the three months ended September 30, 2018, compared to $3,062,843 for the three months ended September 30, 2017. The decrease was due to the significant decrease in listing fee revenue and commission revenue earned in the three months ended September 30, 2018.

Listing fees contributed 0% of the total revenue for the quarter ended September 30, 2018 compared to 43.4% in the corresponding period in 2017, while commission revenue contributed 69.7% for the quarter ended September 30, 2018 compared to 44.6% in the corresponding period in 2017. Compared to the same period in 2017, there was a significant decrease in listing fee revenue and commission revenue. Consequently, we posted a comparable gross profit margin of 17.6% for the three months ended September 30, 2018 compared to 91.3% for the same period in 2017.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2018 were $2,208,264 compared to $2,498,848 for the three months ended September 30, 2017. A slight decrease in general and administrative expense by $290,584 was primarily due to a decrease in the following items: legal and professional fees by $52,204, office expenses and rental by $68,645, traveling and accommodation by $110,414, stock-based compensation by $73,351, depreciation by $12,145, bad debt expense by $241,226 and others by $26,509,which was offset by an increase in consultancy fee of $30,133, salary and welfare of $225,956 and non-deductible input VAT expense of $37,821. In the three months ended September 30, 2017, the Company wrote off the receivables related to listing revenue. In the three months ended September 30, 2018, the increase in salary and welfare was driven by the severance packages paid during the reduction in the workforce.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended September 30, 2018 and September 30, 2017.

	Three months ended September 30, 2018		Three months ended September 30, 2017
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	76,192	3%	46,059	2%
Legal and professional fees	165,862	8%	218,066	9%
Salary and welfare	1,234,692	56%	1,008,736	40%
Office, insurance and rental expenses	361,402	16%	430,047	17%
Non-deductible input VAT expenses	44,745	2%	6,924	0%
Traveling and accommodation fees	77,366	4%	187,780	8%
Share-based compensation	64,810	3%	138,161	6%
Depreciation	77,712	4%	89,857	3%
Bad debt expenses	22	0%	241,248	10%
Other	105,461	4%	131,970	5%
Total general and administrative expense	$2,208,264	100.0%	$2,498,848	100.0%

Other income (loss) and expenses

Other loss and expenses for the three months ended September 30, 2018 were $1,004,552, compared to other income of $211,852 for the three months ended September 30, 2017. The significant increase in other expenses was primarily attributable to the exchange loss incurred in the three months ended September 30, 2018 by $870,218. The exchange loss arose from the fluctuation of exchange rate between the Renminbi and the US dollar.

Income tax benefit (expense)

The Company’s effective tax rate varies due to its multiple jurisdictions where pre-tax income or losses occur. The Company is subject to a Hong Kong profits tax rate of 16.5%, PRC enterprise income tax rate of 25% and U.S. income tax rate of 34% prior to January 1, 2018, whereas 21% after January 1, 2018 due to the Tax Cuts and Jobs Act enacted on December 22, 2017.

The effective tax rates for the three months ended September 30, 2018 and 2017 were 20.5% and 82.2%, respectively.

Income tax benefit for the three months ended September 30, 2018 was $742,670 and income tax expense for the three months ended September 30, 2017 was $124,662.

Net (Loss) Income

We had a net loss for the three months ended September 30, 2018 of $2,881,356 compared to net income of $27,034 for the three months ended September 30, 2017.

The decrease in net income during this current period was predominately due to a fall in revenue by $2,991,477, an increase in impairment loss on CIP by $326,227 and an increase of exchange loss by $1,047,870, as discussed in the previous paragraphs.

The reason for the decrease in revenue is because of the following: the Company announced, on August 13, 2018, the suspension of new listings of its art products, the company faced the downside of a downturn in the online fine art and collectibles platforms space, downturns in A-shares, and the tightening of liquidity in China.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2018 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2017

The following tables set forth our condensed consolidated statements of income data:

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	$8,191,828	$10,545,677
Cost of revenue	(2,173,296)	(822,335)
Selling expense	(851,173)	(1,272,010)
General and administrative expenses	(7,791,747)	(7,311,128)
Impairment loss – construction-in-progress	(326,227)	-
Total costs and expenses	(11,142,443)	(9,405,473)
(Loss) income from operations	(2,950,615)	1,140,204
Interest and other (expenses) income, net	(1,166,045)	511,311
(Loss) income before income taxes	(4,116,660)	1,651,515
Income tax benefit (expense)	574,202	(594,377)
Net (loss) income	$(3,542,458)	$1,057,138

The following tables set forth our condensed consolidated statements of income data (as a percentage of revenue):

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue	100%	100%
Cost of revenue – Direct revenue	(27)	(8)
Selling expense	(10)	(12)
General and administrative expenses	(95)	(69)
Impairment loss – construction-in-progress	(4)	-
Total costs and expenses	(136)	(89)
(Loss) income from operations	(36)	11
Interest and other (expenses) income, net	(14)	5
(Loss) income before income taxes	(50)	16
Income tax benefit (expense)	7	(6)
Net (loss) income	(43)%	10%

Revenue

For comparative purpose, we adjusted the revenue for nine months ended September 30, 2017 as if retrospectively adopting ASC 606.

The following table set forth our condensed consolidated revenue by revenue source:

	Nine months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
		As previously reported	Adjustments	Adjusted
Listing fee revenue	$3,978,735	$4,606,649	-	$4,606,649
Commission	3,557,411	4,970,651	201,524	5,172,175
Management fee revenue	455,133	967,518	-	967,518
Authorized agent subscription revenue	191,623	-	-	-
Annual fee revenue	378	859	-	859
Online artwork sales	8,548	-	-	-
Total	$8,191,828	$10,545,677	$201,524	$10,747,201

(i)	Listing fee revenue

As of September 30, 2018, a total of 278 sets of artwork were listed for trade on our platform —comprising 54 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $24,628,845 (HK$193,100,000); 35 pieces of jewelry with a total listing value of $9,267,384 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,267,027 (HK$127,540,000); 29 pieces of amber with a total listing value of $12,690,679 (HK$99,500,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $663,231 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $331,616 (HK$2,600,000); 6 pieces of porcelains with a total listing value of $956,584 (HK$7,500,000); 6 sets of Unit+ products with a total listing value of $1,315,494 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $127,545 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,085,327 (HK$8,509,400), of which 22.5%-48% (for 54 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 44.94%-48% (for the 6 pieces of porcelains), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the nine months ended September 30, 2018, there were 14 sets of paintings, 8 pieces of precious stones, 4 pieces of porcelains, 5 sets of Unit+ products and 6 pieces of Sports memorabilia listed on our platform. Their total listing values were $5,229,325 (HK$41,000,000) for the paintings, $984,644 (HK$7,720,000) for the precious stones, $854,548 (HK$6,700,000) for the porcelains, $1,163,971 (HK$9,126,000) for the Unit+ products, and $957,202 (HK$7,505,000) for the Sports memorabilia, of which 41.67%-47.3% (for the paintings), 24%-46% (for the precious stones), 44.94%-48% (for porcelains), 45% (for the Unit+ products), and 45% (for the Sports memorabilia) of the listed values were charged as listing fees, respectively.

The decrease in the listing of artworks during the nine months ended September 30, 2018, compared to the same period ended September 30, 2017, resulted in a decrease in the listing fee value in the current period, the cause of which was announced in a press release furnished in the Company’s current report on Form 8-K dated August 13, 2018.

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

Total commission revenue decreased by $1,413,240 or 28.4% for the nine months ended September 30, 2018 to $3,557,411 compared to $4,970,651 for the nine months ended September 30, 2017 primarily because of a decrease in selected traders commission revenue by $3,309,553 and an increase in transaction commission revenue by $1,700,029 resulting from the implementation of an A-tier model, which led to an increase in the number of traders and new product categories.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the nine-month period ended September 30, 2018, management fee revenue decreased by $512,385, from $967,518 for the nine months ended September 30, 2017 to $455,133, due to the promotions we conducted during that period. We waived management fees for certain VIP traders. We recognized these promotions as a reduction of revenue, which was recognized upon the completion of the transactions.

(iv)	Annual fee revenue

During the nine-month period ended September 30, 2018, annual fee revenue decreased by $481, from $859 for the nine-month period ended September 30, 2017 to $378.

(v)	Authorized agent subscription revenue

During the nine-month period ended September 30, 2018, authorized agent subscription revenue was $191,623, compared to $0 for the same period ended in 2017.

(vi)	Online artwork sales

From the second quarter of 2018, we launched an offering of artwork and artwork related merchandise for sales on our online platform.

Sales of artwork: The sale of artwork consists of fees charged to third-party merchants that the Company provides access to the online platform for sales of their artworks, which are primarily paintings. The Company is not the primary obligor on these transactions, the Company does not bear the inventory risk, does not have the ability to establish prices, and does not provide any fulfillment services since the goods are shipped directly from third-party merchants to end customers. Upon successful sales on the Company's online platform, the Company charges the third-party merchants commission fees based on the agreed percentage of the total selling price. Commission fees are recognized on a net basis when the artwork sales order is completed.

Sales of artwork related merchandise: The Company also offers its own artwork related merchandise through the online platform. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon our delivery to the carrier or the customer.

During the nine-month period ended September 30, 2018, online artwork sales was $8,548 comparing to $0 for the nine months ended September 30, 2017.

Revenue by customer type

The following table presents our revenue by customer type:

	Nine months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Artwork owners	$3,978,735	$4,606,649
Non - VIP traders	2,235,789	779,208
VIP traders	1,777,133	5,159,820
Authorized agents	191,623	-
Online artwork sales	8,548	-
Total	$8,191,828	$10,545,677

Cost of Revenue

	Nine months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Commission rebate to service agent	$1,207,104	$-
Depreciation	491,297	301,538
Internet service charge	240,165	344,986
Artwork insurance	155,635	126,789
Artwork storage	74,110	49,022
Others	4,985	-
Total	$2,173,296	$822,335

Cost of revenue for the nine months ended September 30, 2018 and September 30, 2017 was $2,173,296 and $822,335, respectively. The increase in cost of revenue by $1,350,961 was mainly due to the increase in commission rebates to service agents by $1,207,104, subject to the trader transaction, which is pursuant to the commission rebate program. During the nine months ended September 30, 2017, the Company paid to existing traders and service agents a referral rebate of $201,524 at a predetermined referral rate of commission earned from the transactions of new traders referred by those existing traders and service agents. (See Adoption of ASC Topic 606, “Revenue from Contracts with Customers”.) The commission rebate is recognized as a reduction of the commission revenue prior to January 1, 2018 under Topic 605.  Despite the increase in commission rebates, the increase in cost of revenue was also due to increases in the depreciation and amortization of hardware and software for our trading platform by $189,759, due to the termination of the software development team and amortization of all of the “work in process” items at one time during the third quarter of 2018; the decrease in the internet services charge by $104,821, due to the termination of two network lines between Macau and Hong Kong; the increase in artwork insurance by $28,846; and the increase in artwork storage by $25,088, because of the number of artwork listed increased. Our cost of revenue primarily includes the commission rebates to service agents, the internet services charge, artwork insurance, artwork storage, and depreciation and amortization of hardware and software for our trading platform.

Gross Profit

Gross profit was $6,018,532 for the nine months ended September 30, 2018, compared to $9,723,342 for the nine months ended September 30, 2017. The decrease was mainly due to the increase in service agent rebates and a decrease in listing fee and commission revenue.

Overall total revenue for the nine months ended September 30, 2018 reduced by $2,353,849 or 22% compared to the same period in 2017. The decrease in revenue was chiefly attributable to fewer listing of artwork and lower trading transactions in the third quarter of 2018. The shrinkage in gross profit was also triggered by the rise in the cost of revenue for the nine months ended September 30, 2018. In the current period, the cost of revenue increased by $1,350,961 or 164% compared to the same period in 2017. Consequently, we posted a comparable gross profit margin of 73% for the nine months ended September 30, 2018 compared to 92% for the same period in 2017.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2018 were $7,791,747 compared to $7,311,128 for the nine months ended September 30, 2017. The significant increase in general and administrative expense of $480,619 was primarily due to increases in the following items: salary and welfare by $732,253, non-deductible input VAT expense by $321,596, consultancy fee by $103,552, legal and professional fees by $21,584, and others by $142,709, which was offset by a decrease in stock-based compensation by $344,953, bad debt expense by $317,650, traveling and accommodation by $134,910, office expenses and rental by $29,204, and depreciation by $14,358. In the nine months ended September 30, 2017, the Company wrote off the receivables related to listing revenue. In the nine months ended September 30, 2018, the increase in salary and welfare was driven by the severance packages paid during the reduction in the workforce.

The following table sets forth the main components of the Company’s general and administrative expenses for the nine months ended September 30, 2018 and September 30, 2017.

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	3,898,932	50.0%	3,166,679	43.3%
Office, insurance and rental expenses	1,223,357	15.7%	1,252,561	17.1%
Legal and professional fees	755,050	9.7%	733,466	10.0%
Traveling and accommodation fees	545,040	7.0%	679,950	9.3%
Non-deductible input VAT expense	337,965	4.3%	16,369	0.2%
Consultancy	290,782	3.7%	187,230	2.6%
Share based compensation	217,231	2.8%	562,184	7.7%
Depreciation	222,636	2.9%	236,994	3.2%
Bad debt expense	(76,402)	(1.0)%	241,248	3.3%
Other	377,156	4.9%	234,447	3.3%
Total general and administrative expense	$7,791,747	100.0%	$7,311,128	100.0%

Other income (loss) and expenses

Other loss and expenses for the nine months ended September 30, 2018 was $1,166,045, compared to other income of $511,311 for the nine months ended September 30, 2017. The significant increase in other expenses for the nine months ended September 30, 2018 was primarily attributed to the exchange loss arising from the fluctuation of the exchange rate between Renminbi and the US dollar. Such increase was slightly offset by the interest earned from the short-term investments in the current period.

Income Taxes Expenses

The Company’s effective tax rate varies due to its multiple jurisdictions where pre-tax income or losses occur. The Company is subject to a Hong Kong profits tax rate of 16.5%, PRC enterprise income tax rate of 25% and U.S. income tax rate of 34% prior to January 1, 2018 while 21% after January 1, 2018 due to the Tax Cuts and Jobs Act enacted on December 22, 2017.

The effective tax rates for the nine months ended September 30, 2018 and 2017 were 13.9% and 36.0%, respectively.

Income taxes benefit for the nine months ended September 30, 2018 was $574,202 and income taxes expense for the nine months ended September 30, 2017 was $594,377.

Net Income

We had a net loss for the nine months ended September 30, 2018 of $3,542,458 compared to a net income of $1,057,138 for the nine months ended September 30, 2017.

The net loss after income tax expense incurred during this current period was predominantly driven by a decrease in gross profit by $3,704,810, an increase of general and administrative expense of $480,619, an increase of impairment loss on CIP of $326,227, and an increase of exchange loss of $1,659,113, as discussed in the previous paragraphs.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Nine months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(18,589,823)	$(1,657,103)
Net cash used in investing activities	(4,377,285)	(561,510)
Net cash provided by financing activities	2,425,220	-
Effect of exchange rate change on cash and cash equivalents	(664,016)	1,025,539
Net decrease in cash, cash equivalents and restricted cash	(21,205,904)	(1,193,074)
Cash, cash equivalents and restricted cash, beginning balance	37,140,582	35,138,697
Cash, cash equivalents and restricted cash, ending balance	$15,934,678	$33,945,623

Sources of Liquidity

During the nine months ended September 30, 2018, net cash used in operating activities totaled $18,589,823,which resulted from the implementation of ASU2016-18 since the beginning of 2018. In fact, there was a decline in client deposits by $17,757,757 which influenced the drop of the amount due to clients simultaneously. The Company assessed and evaluated that it was really a presentation issue and there should be no actual impact to the operating activities. Net cash used in investing activities totaled $4,377,285. Net cash generated from financing activities totaled $2,425,220. The resulting change in cash for the period was a decrease of $21,205,904. The cash balance at the beginning of the period was $37,140,582. The cash balance on September 30, 2018 was $15,934,678.

During the nine months ended September 30, 2017, net cash used in operating activities totaled $1,657,103. Net cash used in investing activities totaled $561,510. No cash was generated from financing activities during the period. The resulting change in cash for the period was a decrease of $1,193,074. The cash balance at the beginning of the period was $35,138,697. The cash balance on September 30, 2017 was $33,945,623.

As of September 30, 2018, the Company had $18,508,676 in total current liabilities, which comprised of $623,472 in accrued expense and other payables, $7,515,860 in customers’ deposits, $14,355 in advance from customer, $3,950,099 in short-term borrowings from third parties, $6,389,042 in amount due to related party, and $15,848 in tax payables. As of December 31, 2017, the Company had $34,910,711 in total current liabilities, which included $1,461,858 in accrued expense and other accruals, $25,273,617 in customers’ deposits, $170,078 in advance from customers, $7,208,761 in short-term borrowings from third parties, $483,822 in amount due to related party, and $312,575 in tax payables.

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

Future Financings

Although we are suffering downside business including a decrease in trading volume and customer deposits, we are also undergoing a company restructuring, including re-evaluating the company’s Unit business and a downsize of the workforce. Our management forecasts that we have sufficient cash from our operations to fund our business organically. However, we may conduct equity sales of our common shares in order to fund further expansion and growth of our business. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any sales of the equity securities to fund expansion and other activities, and if we are able to, there is no guarantee that existing shareholders will not be substantially diluted. In essence, we do not need to rely on equity sales to fund our business operations.

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

See Note 3 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC.

Recent Accounting Pronouncements

See Note 3 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Di Xiao and our Chief Financial Officer, Mr. Chun Hin Leslie Chow. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the nine months ended September 30, 2018 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TAKUNG ART CO., LTD

Date: November 19, 2018	By:	/s/ Di Xiao
Di Xiao
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2018	By:	/s/ Chun Hin Leslie Chow
Chun Hin Leslie Chow
Chief Financial Officer
(Principal Financial Officer)

