Form 10-K
period 2018-12-31
Takung Art Co., Ltd.
filed 2019-04-16
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Room 1105 Wing On Plaza, 62 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +852 3158-0977

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Share par value $0.001 per share

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes          ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes          ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒ Yes          ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and ask price of such common equity, as of the last business day of the registrant’s 2018 second fiscal quarter, was $9,808,352.55 (5,873,265  shares of Common Share held by non-affiliates, at $1.67 per share, the price at which the common equity was last sold on June 29, 2018).

Note .—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common share held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common share, as of the latest practicable date.

The number of shares of common share, par value $0.001 (the “Common Share”), outstanding as of April 1, 2019 is 11,226,025.

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

References to “US$,” “$”, “dollars” and “U.S. dollars” are to the legal currency of the United States.

References to "yuan" or "RMB" are to the Chinese yuan, the lawful currency of China, which is also known as the “Renminbi”.

References to “HK$” are to the Hong Kong dollars, the legal currency of Hong Kong.

Our reporting currency is U.S. Dollars. This Annual Report also contains translations of certain foreign currency amounts into U.S. dollars for the convenience of the reader. Unless otherwise stated, all translations of HK$ into U.S. dollars were made at HK$ 7.8305 and HK$7.8128 to US$1.00 and translations of Renminbi into U.S. dollars were made at RMB 6.8755 and RMB6.5063 to US$1.00, the exchange rates set forth in the H.10 statistical release of the Federal Reserve Board on December 31, 2018 and December 31, 2017, respectively. We make no representation that the HK$, Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or could be converted into U.S. dollars, HK$ or Renminbi, as the case may be, at any particular rate or at all. As of April 15, 2019, the translations of HK$ and Renminbi into U.S. dollars were made at HK$7.8419 and RMB 6.7035 to US$1.00, respectively.

References to “Common Share” are to the common share of Takung Art Co., Ltd, par value $0.001.

References to “PRC” or “China” are to the People’s Republic of China, excluding, for the purposes of this Annual Report only, Taiwan and the special administrative regions of Hong Kong and Macau.

References to “Hong Kong” are to “Hong Kong, Special Administrative Region of the People’s Republic of China”.

Unless otherwise specified or required by context, references to “we,” “the Company”, “Takung”, “our” and “us” refer collectively to (i) Takung Art Co., Ltd, (ii) the subsidiaries of Takung Art Co., Ltd, Hong Kong Takung Art Co., Ltd (“Hong Kong Takung”) and Hong Kong Takung Art Holdings Company Limited ((“Takung Art Holdings”) , a Hong Kong limited liability company, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”), wholly-owned subsidiaries of Hong Kong Takung incorporated in the Shanghai Free-Trade Zone (SFTZ) in Shanghai, China and Tianjin Pilot Free-Trade Zone (TJFTZ) in Tianjin, China respectively. Art Era Internet Technology (Tianjin) Co., Ltd. (“Art Era”), wholly-owned subsidiaries of Takung Art Holdings incorporated in the Tianjin Pilot Free-Trade Zone (TJFTZ) in Tianjin, China.

References to Shanghai Takung’s “registered capital” and Tianjin Takung’s “registered capital” are to the equity of Shanghai Takung and Tianjin Takung respectively, which under PRC law is measured not in terms of shares owned but in terms of the amount of capital that has been contributed to a company by a particular shareholder or all shareholders. The portion of a limited liability company’s total capital contributed by a particular shareholder represents that shareholder’s ownership of the company, and the total amount of capital contributed by all shareholders is the company’s total equity. Capital contributions are made to a company by deposits into a dedicated account in the company’s name, which the company may access in order to meet its financial needs. When a company’s accountant certifies to PRC authorities that a capital contribution has been made and the company has received the necessary government permission to increase its contributed capital, the capital contribution is registered with regulatory authorities and becomes a part of the company’s “registered capital.”

PART I

Item 1.   Business

Overview

Takung Art Co., Ltd is a holding company that, through Hong Kong Takung Art Co., Ltd. and Hong Kong Takung Art Holdings Co., Ltd (“Takung Art Holdings”), Takung (Shanghai) Co., Ltd and Takung Cultural Development (Tianjin) Co. Ltd., Hong Kong Takung’s wholly-owned subsidiaries in China (“Shanghai Takung” and “Tianjin Takung” respectively), and Art Era Internet Technology (Tianjin) Co., Ltd. (“Art Era”), a wholly-owned subsidiary of Takung Art Holdings, operate an electronic online platform located at http://eng.takungae.com/ for artists, art dealers and art investors to offer and trade in ownership units over valuable artwork.

Through Hong Kong Takung, Shanghai Takung and Tianjin Takung, we offer on-line listing and trading services that allow artists/art dealers/owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform. Our platform also makes investment in high-end and expensive artwork more accessible to ordinary people without substantial financial resources. Through Takung Art Holdings and Art Era, we are planning to develop an e-commerce platform for offering, selling and trading whole piece of artwork.

We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees.

We are headquartered in Hong Kong, Special Administrative Region, People’s Republic of China and conduct business in Hong Kong, Shanghai and Tianjin. We’ve also set up an additional office in Hangzhou to carry out technology development. Our principal executive office is located at Room 1105 Wing On Plaza, 62 Mody Road, Tsim Sha Tsui, Hong Kong

Corporate History and Structure

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

On July 28, 2015, Hong Kong Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Shanghai Takung assists in Hong Kong Takung’s operations by receiving deposits from and making payments to online artwork Traders in mainland China on behalf of Hong Kong Takung. On January 27, 2016, Hong Kong Takung incorporated a wholly owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) in the Tianjin Free Trade Zone (TJFTZ) in Tianjin, China with a registered capital of $1 million. Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China. Management has recently determined to merge the operations of Shanghai Takung with Tianjin Takung’s and eventually dissolve Shanghai Takung in order to save costs.

On August 10, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of our issued and outstanding shares of Common Stock at a ratio of 1-for-25 (the “Reverse Stock Split”). Upon filing of the Certificate of Amendment, every twenty-five shares of the Company’s issued and outstanding Common Stock were automatically converted into one issued and outstanding share of Common Stock, without any change in par value per share. No fractional shares will be issued as a result of the Reverse Stock Split. Shareholders who would otherwise be entitled to receive a fractional share will be entitled to rounding up their fractional shares to the nearest whole number.

Hong Kong Takung Art Holdings Company Limited (“Takung Art Holdings”) was incorporated in Hong Kong on July 20, 2018 and operates as a holding company to operate an e-commerce platform for offering, selling and trading whole pieces of artwork instead of units of artwork.

Art Era Internet Technology (Tianjin) Co., Ltd (“Art Era”) was incorporated in Tianjin, China on September 7, 2018, and is a directly wholly-owned subsidiary of Takung Art Holdings. It is a limited liability company with a registered capital of $2 million located in the Pilot Free Trade Zone in Tianjin. Art Era will focus on developing our e-commerce platform.

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

Our trading system hardware platform is hosted by a rendered service from Ali Cloud and their server is under Singapore, our clearing system hardware platform is hosted in Hong Kong and our disaster recovery system is set up in the CITIC Telecom IDC room, located in Hong Kong. The real-time data synchronization ensures the safety of transaction data.

Through our subsidiary, Shanghai Takung, we are able to receive deposits from and make payments to online artwork Traders in mainland China on behalf of Hong Kong Takung. We disbanded the whole software development team in Hangzhou and will outsource the research and development work of our trading platform to a third party contractor when the need arises. Tianjin Takung is presently a back office for Hong Kong Takung and Shanghai Takung, which provides technology support and also carries out marketing and promotion activities in mainland China. Management has recently determined to merge the operations of Shanghai Takung with Tianjin Takung’s and eventually dissolve Shanghai Takung in order to save costs.

Revenue

We generate revenue from our services in connection with the offering and trading of artwork on our system. Our revenue mainly falls into three broad categories: (i) listing fees, (ii) trading commissions, and (iii) management fees. To a much smaller extent, we have two additional sources of revenue, which we began earning start in 2015. We charge an annual fee for providing Traders and Offering Agents with premium services, including more in-depth information and tools, on the trading platform. This revenue is recognized ratably over the service agreement period. We also began earning authorized agent subscription revenue which is an annual service fee paid by authorized agents to grant them the right to bring their network of artwork owners to list their artwork on our trading platform. This revenue is recognized ratably over the annual agreement period.

Offering

Artwork that is eligible for offering and trading on our platform includes calligraphy, paintings, sculptures, crafts, jade, jewelry, metal ware, ceramics, and antique furniture. The common denominator of our listed paintings is that they are from renowned living artists and are valuable.

 For example, the 279 sets of artwork listed for trade on our platform through December 31, 2018 have been 54 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $24,637,636 (HK$193,100,000); 35 pieces of jewelry with a total listing value of $9,270,692 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,272,831 (HK$127,540,000); 29 pieces of amber with a total listing value of $12,695,207 (HK$99,500,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $663,468 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $331,734 (HK$2,600,000); 7 pieces of porcelains with a total listing value of $1,084,515 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,315,964 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $127,590 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,085,714 (HK$8,509,400).

Traditionally, artwork is sold and transacted by the creator/owner of it through galleries, stores and agents.

Similarly, an artwork is presented to us for listing by the owner/artist (Original Owner) together with an agent (Offering Agent). Both the Original Owner and the Offering Agent would have discussed and proposed a price for the artwork in their listing application to us. An Offering Agent assists the Original Owner with the listing process, such as getting the artwork appraised by a third party professional, assigning an initial value for each trading unit at listing, performing research and preparing the marketing material and promotional activities to attract Traders’ interest. There may be circumstances in the future that the Original Owner will approach us for the listing, in which case, we will recommend an Offering Agent to assist the Original Owner with the listing process. However, we consider this to be a rare case. For the 279 pieces of artwork that we have listed through December 31, 2018, the listing processes were all initiated by Offering Agents.

On receipt of the application, we will assess and consider the merits of listing the artwork on our platform. Some of the factors we will consider are the appeal of the proposed artwork, the artist, the marketability of the artwork and the likelihood of its appreciation in the future.

Assuming that an artwork is accepted for listing, it will be divided into equal ownership units based on its appraised value. For example, a painting with a listing value of $1,531,081 (HK$12,000,000) may be divided into 12,000,000 units with each unit sold at $0.13 (HK$1). Traders would then be able to bid for and trade these units on our platform.

Qualification for Offering

We have quantified standards for artwork that is eligible for offering and trading in A-Tier on our platform. Except for the A-Tier standards, we do not have quantified standards for artwork that is eligible for offering and trading on our platform. However, we will generally require the artwork to meet the following qualifications:

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

If the total subscribed units exceed the Offering Percentage but are less than the total offered amount, then the Offering Agent is obliged to purchase the remaining units on the same offering terms or if no Offering Agent is engaged, the Original Owner shall retain the remaining units. In the former, the Offering Agent is required to link its bank account at CMB or accounts in PRC with its trading account with us to ensure that it has sufficient funds to purchase any remaining unsold units. The Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-48.5% of the total offering price for calligraphies, paintings, jewelry, ambers, precious stones, antique mammoth ivory carving, porcelain pastel paintings and porcelain, which are the major types of artwork listed and traded on our system as of December 31, 2018. The listing fee is earned when the units for the artwork are successfully subscribed for and trades on our platform.

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

As of December 31, 2018 there were 279 pieces of artworks, including 54 sets of paintings and calligraphies, 35 pieces of jewelry, 134 pieces of precious stones, 29 pieces of amber, 4 pieces of antique mammoth ivory carving, 2 pieces of porcelain pastel paintings, 7 pieces of porcelain, 6 sets of Unit+ products, 1 piece of Yixing collectable and 7 piece of Sports memorabilia successfully listed and trading on our system.

The first set of paintings and calligraphies was listed in 2013, two sets were listed during the six months ended June 30, 2014, the fourth set was listed during the third quarter of 2014, two sets were listed during the fourth quarter of 2014, three sets were listed during the fourth quarter of 2015, one set was listed during the first quarter of 2016, five sets were listed during the second quarter of 2016, nine sets were listed during the third quarter of 2016, seven sets were listed during the fourth quarter of 2016, two sets were listed during the second quarter of 2017, six sets were listed during the third quarter of 2017 and one set was listed during the fourth quarter of 2017, five sets were listed in the first quarter of 2018 and nine sets were listed in the second quarter of 2018.

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

Five pieces of precious stones were listed in the second quarter of 2015, seven pieces were listed in the third quarter of 2015, thirteen pieces were listed in the fourth quarter of 2015, eleven pieces were listed in the first quarter of 2016, thirty-two pieces were listed in the second quarter of 2016, sixteen pieces were listed in the third quarter of 2016, six pieces were listed in the fourth quarter of 2016, thirteen pieces were listed in the first quarter of 2017, six pieces were listed in the second quarter of 2017, six pieces were listed in the third quarter of 2017 and eleven pieces were listed in the fourth quarter of 2017 and eight pieces were listed in the first quarter of 2018.

Three pieces of amber were listed in the third quarter of 2015, eight pieces were listed in the fourth quarter of 2015, four pieces were listed in the first quarter of 2016, six pieces were listed in the second quarter of 2016 and eight pieces were listed in the third quarter of 2016.

One piece of antique mammoth ivory carving was listed in the first quarter of 2016, two pieces were listed in the second quarter of 2016 and one piece was listed in the fourth quarter of 2016.

Two pieces of porcelain pastel paintings was listed in the second quarter of 2016.

One piece of porcelain was listed in the fourth quarter of 2016 and one piece was listed in the first quarter of 2017, four pieces was listed in the first quarter of 2018 and one piece was listed in the fourth quarter of 2018.

One set of Unit+ product was listed in the third quarter of 2017, one set of was listed in the first quarter of 2018 and four sets was listed in the second quarter of 2018.

One piece of Yixing collectable was listed in the fourth quarter of 2017.

One piece of Sports memorabilia was listed in the fourth quarter of 2017, five pieces was listed in the first quarter of 2018 and one piece was listed in the second quarter of 2018.

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

Effective January 1, 2018 through December 31, 2018, commissions to existing Traders were as follows:

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

Employees

As of February 28, 2019, we had 37 full-time employees, comprising 25 employees who are based in the People’s Republic of China, and 12 employees who are based in Hong Kong. Chun Hin Leslie Chow is Hong Kong Takung’s Former Chief Financial Officer (apart from being our Chief Executive Officer).  Song Wang is Shanghai Takung and Tianjin Takung’s General Manager and also the director of the Tianjin Takung, Shanghai Takung and Hong Kong Takung. Di Xiao is a Director of Takung Art Holdings, Zhong Fu is a General Manager and Director of Art Era. Jehn Ming Lim is our Chief Financial Officer. As for the other 34 employees, 5 are from the Business Development department, 3 are from the Big Data Analytics department, 5 are from the IT department, 1 is from the Transaction Management department, 7 are from the Administrative department, 1 is from Customer Service department, 2 are from the Clearing and Settlement department, 1 is from the Uplisting department, 1 is from the Legal department, 7 are from the Accounting department and 1 is from the Finance Team.

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

Under the Act, U.S. federal net operating losses (NOLs) carryforwards will be indefinitely while the two-year NOL carrybacks for NOLs arising in taxable years ending after December 31, 2017 was repealed. Furthermore, the Act imposes an annual limit of 80% on the amount of the taxable income that such NOLs can offset for the NOLs arising in taxable years ending December 31, 2018 and thereafter.

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

Hong Kong Takung

•	Certificate of Incorporation (No. 18013848) issued by Hong Kong Special Administrative Region, Registrar of Companies on September 17, 2012.

•	Business Registration Certificate for the year commencing September 17, 2018 to September 16, 2019.

Shanghai Takung

•	Business License (Registration No. 91310115351056743J) issued by Shanghai State Administration of Industry and Commerce, Free Trading Zone Branch, valid from July 28, 2015 through July 27, 2045.

Tianjin Takung

•	Business License (Registration No. 91120118MA07H4322R) issued by Tianjin Pilot Free Trade Zone Market and Quality Supervisory Administration valid from January 27, 2016 through January 26, 2046.

Takung Art Holdings

•	Certificate of Incorporation (No. 2724925) issued by Hong Kong Special Administrative Region, Registrar of Companies on July 20, 2018.

•	Business Registration Certificate for the year commencing July 20, 2018 to July 19, 2019.

Art Era

•	Business License (Registration No. 91120118MA06ERG8XB) issued by Tianjin Pilot Free Trade Zone Market and Quality Supervisory Administration valid from September 7, 2018 through September 6, 2048.

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

Research and Development

We purchased the trading platform from a third party for approximately $232,261 (HK$1,800,000). The cost of this software is amortized over its useful life and recorded as cost of revenue on the income statement. We have internal IT teams who help maintain and operate the trading platform. We outsourced our research and development activities to Qianrong and in 2014 and 2015, we entered into a software development agreement with Qianrong to develop ten trading modules. All of the additional costs for the platform system trading modules and additional equipment contributed to an increase in our cost of revenue through 2017. In 2017, we set up a software development team in Hangzhou to provide research and development services to our trading platform but we eventually dismissed the whole team in August 2018 and charged the payroll for the Hangzhou team as research and development expenses in 2018. We plan to outsource our future research and development activities to third parties when the need arises.

Intellectual Property

Our business is dependent on a combination of trademarks, copyrights, trade secrets and industry know-how. In order to protect our intellectual property rights, we have registered trademarks in Hong Kong, Mainland China, Macau and the United States.

Set forth below is a detailed description of our trademarks registered by our subsidiary Hong Kong Takung Art Company Limited as of April 2, 2018:

		Trademark
Country	Trademark	number	Classes	Status
		303101679	14, 16,	Registered on August 14, 2014.
Hong Kong			35, 36, 42	Effective until August 13, 2024.

Macau		N/090131	14
		N/090132	16	Registered on February 26, 2015.
		N/090133	35	Effective until February 26, 2022.
		N/090134	36
		N/090135	42

United States		86372887	14	Registered on July 11, 2017 Effective until July 10, 2027
		4983954	16
		4983955	35	Registered on June 21, 2016
		4983956	36	Effective until June 20, 2026
		4983957	41

China
		15247645	36	Registered on December 14, 2015.
		15247714	42	Effective until December 13, 2025.

Set forth below is a detailed description of our registered domain names.

Domain name	Registrant	Registration date	Expiry date
takungae.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	June 28, 2013	June 28, 2021
takungae.com	Takung (Shanghai) Co. Ltd	June 19, 2013	June 19, 2021
takungae.net	Takung (Shanghai) Co. Ltd	June 19, 2013	June 19, 2021
takungonline.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	August 4, 2015	August 4, 2020
takungunit.com.hk	HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd	August 4, 2015	August 4, 2020
takungonline.com	Takung (Shanghai) Co., Ltd.	August 4, 2015	August 4, 2020
takungunit.com	Takung (Shanghai) Co., Ltd.	August 4, 2015	August 4, 2020
takungclassic.com.hk	Hong Kong Takung Art Company Limited	January 26, 2018	January 26, 2023
taking-sh.com	Takung (Shanghai) Co., Ltd	October 9, 2016	October 9, 2021
takungsports.com	Takung (Shanghai) Co., Ltd	November 27, 2017	November 27, 2022
takungsports.xyz	Takung (Shanghai) Co., Ltd	November 27, 2017	November 27, 2022
takungcalssic.com	Takung (Shanghai) Co., Ltd	January 25, 2018	January 25, 2023
takungcc.com	Takung (Shanghai) Co., Ltd	January 25, 2018	January 25, 2023

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

The art market is influenced over time by the overall strength and stability of the global economy and the financial markets, although this correlation may not be immediately evident. In addition, political conditions and world events may affect our business through their effect on the economies, as well as on the willingness of potential buyers and sellers to invest and sell art in the wake of economic uncertainty. On August 13, 2018, we announced the suspension of new listings of artwork on our trading platform. We attribute the decline in appetite for artwork investments to the overall bearish sentiments in China as a result of the declines in both of the Shanghai and Shenzhen stock exchanges and the fallout from increased peer-to-peer (P2P) loan defaults. We resumed new listings in January 2019 but there is no guarantee that we will never suspend them again.

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

Any significant growth in the market for our services or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of the date of this Annual Report, we have 37 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

For the year ended December 31, 2018, we enhanced our internal controls over financial reporting by making the following changes: (i) we established a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement, (ii) we set up a key monitoring mechanism including independent directors and audit committee to oversee and monitor our risk management, business strategies and financial reporting procedure, (iii) we have Chief Financial Officer with SEC and US GAAP expertise and (iv) we have strengthened our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function. We conducted out an evaluation using the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission with the participation of our management, including Chun Hin Leslie Chow, the Company’s Chief Executive Officer and Jehn Ming Lim, the Company’s Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. However, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Accordingly, if in spite of such changes and improvements, our internal controls are still ineffective in our ability to accurately and timely report our financial results in accordance with U.S. GAAP, this could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. This, in turn, could result in a material adverse impact on us and undermine investor confidence in us and the market price of our equities could decline significantly.

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

Our success largely depends on the continuing services of our chief executive officer, Chun Hin Leslie Chow, our chief financial officer, Jehn Ming Lim and our other directors, Joseph Levinson, John Levy, Xiaoyu Zhang, Ming Cheng and William Kwok Keung Tsui. Our continued success, also, depends on our ability to attract and retain qualified personnel. We believe that Messrs. Chow, Lim, Levinson, Levy, Zheng, Cheng and Tsui possess valuable business development and marketing knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of their services could have an adverse effect on our business, results of operations and financial condition as our potential future revenues.

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

Banks and other financial institutions in Hong Kong and China may not be covered by sufficient insurance for funds held on deposit. The Hong Kong Deposit Protection Board manages and supervises the operation of the Deposit Protection Scheme, which protects deposit amounts up to only $63,795 (HK$500,000). On May 1, 2015, the State Council of People’s Republic of China, released the Regulations on Deposit Insurance, with a scheme that would insure up to $75,654 (RMB500,000) in deposits made by businesses and individuals per bank. The scheme is backed by a fund run by the People’s Bank of China.

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

The remaining international tax provisions will be effective for taxable years beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. See our discussion and analysis of income tax in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The growth of aging receivables and a deterioration in the collectability of these accounts could adversely affect our results of operations.

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. In the year ended December 31, 2018 and 2017, the Company recorded provision for doubtful accounts of $0 and $2,070,790, respectively because we assessed that all the receivables for 2018 should be collectible. In 2017 we experienced increases in doubtful account reserves due to an increase in the aging of our accounts receivable, the growth of the outstanding balance of receivables, the general decline in the domestic and global economy, and other factors. Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts. As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

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

As some of our operations are conducted in the PRC, and are governed by PRC laws, rules and regulations. Our PRC Subsidiaries, Shanghai Takung, Tianjin Takung and Art Era are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

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

We are a holding company and rely to a significant extent on dividends and other distributions on equity paid by our operating subsidiary in the PRC, for our offshore cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, fund inter-company loans, service any debt we may incur outside of China and pay our expenses. When our operating subsidiaries incur additional debt, the instruments governing the debt may restrict its ability to pay dividends or make other distributions or remittances to us. Furthermore, the laws, rules and regulations applicable to our PRC subsidiaries permit payments of dividends only out of their retained earnings, if any, determined in accordance with applicable accounting standards and regulations.

Under PRC laws, rules and regulations, our subsidiaries incorporated in China are required to set aside a portion of their net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As a result of these laws, rules and regulations, our subsidiaries incorporated in China are restricted in their ability to transfer a portion of their respective net assets to their shareholders as dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary.

Limitations on the ability to pay dividends to us could limit our ability to access cash generated by the operations of those entities, including making investments or acquisitions that could be beneficial to our businesses, pay dividends to our shareholders or otherwise fund and conduct our business.

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

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a PRC establishment of a non-PRC company, or other assets attributable to a PRC establishment of a non-PRC company.

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

A significant portion of our revenue is denominated in Renminbi. The Renminbi is currently convertible under the "current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of "current account transactions," including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a significant amount of our future revenue is denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our shares of Common Stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries and the variable interest entities.

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

Holders of a significant number of our shares and/or their designees may be eligible to sell our shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a non-affiliate shareholder (or shareholders whose shares are aggregated) who has satisfied a six-month holding period, and provided that there is current public information available, may sell all of its securities. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial sale of Common Stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our Common Stock by creating an excessive supply.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We leased approximately 1,119.45 square feet of office space at Rooms 2003 and 2004 on the 20th Floor of Hutchison House, Central, Hong Kong. The lease expired on January 31, 2019 and provided for a monthly rent of $14,226 (HK$111,496) and a monthly services fee of $1,256 (HK$ 9,846).

We also leased approximately 1,904 square feet of office space at Room 2018 on the 20th Floor of Hutchison House, Central, Hong Kong. The lease expired on January 31, 2019 and provided for a monthly rent of $17,491 (HK$137,088) and a monthly service fee of $1,701 (HK$13,328).

With the impending expiration of our aforesaid leases, we signed a new Hong Kong office lease on January 1, 2019 for approximately 1,821 square feet of office space at Room 1105 on the 11th Floor of Wing On Plaza, Tsim Sha Tsui, Hong Kong. The lease expires on December 31, 2020 and provides for a monthly rent of $11,385 (HK$89,229) and a monthly services fee of $1,078 (HK$ 8,450).

We lease approximately 345 square feet of storage space at Private Storage Area 23, Unite 2 on the 23th Floor of Global Gateway, Tsuen Wan, Hong Kong. The lease expires on January 4, 2020 and provides for a monthly rent of $3,242 (HK$25,408).

We leased approximately 580 square feet of office space at Flat F on the 24th Floor of Nan Shan Mansion, Taikoo, Hong Kong. The monthly rent was $2,807 (HK$22,000 and was originally slated to expire August 4, 2019. We however managed to terminate the lease and the agreement on September 4, 2018.

We leased approximately 890 square feet of office space on 8/F, Yick Shing Industrial Building, Tuen Mun, Hong Kong. The lease provided for a monthly rent of $1,595 (HK$12,500) and was due to expire on January 14, 2020. We managed to terminate the lease and the agreement on January 14, 2019.

On August 15, 2017, Shanghai Takung leased approximately 414 square feet of office space at Room 2226, Life Insurance Plaza, No.707 Zhangyang Road, Pudong New District, Shanghai, China. The lease expires on August 14, 2020 and provides for a monthly rent of $3,351 (RMB 22,150).

On November 20, 2016, Shanghai Takung leased approximately 4,438.5 square feet of office space at No.1701, 17/F, Block A, Huaxing Times Plaza, 478 Wensan Road, Xihu District, Hangzhou, China. The lease terminated on September 30, 2018 and provided for a monthly rent $6,832 (RMB 45,152) and monthly service fee of $593 (RMB 3,917).

We lease approximately 538.2 square feet of storage space at the Linji Building A, No. 8 Street 8, Shunyi District, Beijing, China 101300. The lease expires on August 14, 2019 and provides for a monthly rent of $1,437 (RMB 9,500) and a monthly service fee of $86 (RMB 570).

We also lease approximately 2,152.8 square feet of storage space at Lingtong Gongyuan, Southeast of Hebin Park, Tanggu, Binhai New Area, Tianjin City, China. The lease expires on July 14, 2025 and provides for a monthly rent and monthly service fee of $1,261 (RMB 8,333).

On December 16, 2016, Tianjin Takung leased approximately 13,371 square feet of office space at 2805-10, Financial Street Center, No. 2 Dagu North Road, Heping District, Tianjin, China. The lease terminated on August 15, 2018 and provided for a monthly rent of $21,731 (RMB 143,622) and monthly service fee of $4,798 (RMB 31,712).

On August 14, 2018, Tianjin Takung leased approximately 2,624 square feet of office space at Room 101, No. 21 Dong Peng Zhi Gu, Bei Chen, Tianjin, China. The lease expires on September 30, 2019 and provides for a monthly rent of $1,932 (RMB 12,770) and a monthly services fee of $91 (RMB 603).

On November 12, 2018, Tianjin Takung leased approximately 2,968 square feet of office space at Room 1505, Xin Shi Jie Financial Center, Xiao Shan, Hangzhou, China. The lease expires on November 11, 2020 and provides for a monthly rent of $3,279 (RMB 21,672) for the first year and a monthly rent of $3,443 (RMB 22,756) for the second year with a monthly services fee of $171 (RMB 1,128).

On October 10, 2018, Tianjin Takung leased approximately 1,230 square feet of office space at Room 1702,1703, 1706 & 1707 of Hong Jun Building, Bei Chen, Tianjin, China. The lease expires on October 9, 2019 and provides for a monthly rent of $920 (RMB 6,083)

On September 16, 2017, Tianjin Takung leased 8 parking space as B203, B204, B205, B212, B216, B2017, B2018, B2019 on 3/G, Jinta Apartment, Tianjin, China. The lease expired on September 15, 2018 and provided for a monthly rent of $1,029 (RMB 6,800) and monthly management fee of $182 (RMB 1,200)

On October 9, 2018, Art Era Internet leased approximately 4,361 square feet of office space at 4th Floor of Zhong Bao Cai Xin Building, Hong Qiao, Tianjin, China. The lease expires on September 30, 2019 and provides for a monthly rent of $3,959 (RMB 26,166)

Item 3. Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Shareholder Matters

Our Common Share was originally quoted on the OTCBB from October 2013 under the designation “CARD”. On November 5, 2014, we amended our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd and on November 12, 2014, our symbol was changed to “TKAT”. Our Common Share began trading on the NYSE American from March 22, 2017. Until November 25, 2015, there had been no trading in our Common Share. The table below presents the high and low bid for our Common Stock for the quarter from January 1, 2017 through December 31, 2018. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended December 31, 2017	High	Low

1st Quarter	$10.50	$6.94
2nd Quarter	$8.09	$4.64
3rd Quarter	$5.43	$2.15
4th Quarter	$5.05	$2.30

Year ended December 31, 2018	High	Low

1 st Quarter	$2.95	$2.01
2 nd Quarter	$2.37	$1.26
3 rd Quarter	$1.68	$0.75
4 th Quarter	$0.94	$0.57

Holders of Our Common Share

As of December 31, 2018, we had 134 registered shareholders of our Common Share, which does not include the shares held in street name by brokerage firms. The holders of Common Share are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the Common Share have no preemptive rights and no right to convert their Common Share into any other securities. There are no redemption or sinking fund provisions applicable to the Common Share.

Dividends

We have not paid dividends on our Common Share and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from our Hong Kong and China operation entities for our funds and Hong Kong and Chinese regulations may limit the amount of funds distributed to us from our Hong Kong and Chinese operation entities, which will affect our ability to declare any dividends.

Share Option and Warrant Grants

On August 26, 2015, we approved our 2015 Incentive Share Plan, allowing for the issuance of up to 1,037,000 shares of our Common Share. On August 27, 2015, we registered the shares of Common Share reserved for issuance under our 2015 Incentive Share Plan with the SEC on a registration statement on Form S-8 under the Securities Act. On August 28, 2015, we issued 300,000 shares of our Common Share under the 2015 Incentive Share Plan as partial compensation to third party consultants. We have since increased the Share Plan by an additional 500,000 shares.

During 2018, we did not grant any share options and forfeited 164,522 share options. The outstanding share options as of December 31, 2018 are 254,238.

Registration Rights

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

During 2017, we granted nil and forfeited 9,765 stock options. The outstanding stock options as of December 31, 2017 was 418,760.

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

On May 16, 2018, we issued an aggregate of 17,143 restricted shares of our Common Stock to three of our non-executive directors, namely, John Levy, Kwok Keung William Tsui and Sun UP LLC (of which Joseph Levinson is the LLC member) under our 2015 Incentive Stock Plan (which was registered on a registration statement on Form S-8 under the Securities Act and filed with the SEC on August 27, 2015) as partial consideration for their services as directors pursuant to their respective director appointment letters.

During 2018, we did not grant any stock options and 164,522 stock options were forfeited or expired. The outstanding stock options as of December 31, 2018 were 254,238.

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

Repurchase of Equity Securities by Takung Art Co., Ltd and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

We granted 20,000 shares of our Common Share to the third party consultant on October 2, 2017. The issuance is exempted from the registration under Section 4(2) of the Securities Act and bears a standard restrictive legend under the Securities Act.

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

Our headquarters are located in Hong Kong, Special Administrative Region, People’s Republic of China and we conduct our business primarily in Hong Kong, Shanghai and Tianjin. Recently, we set up a new branch office in Hangzhou to conduct marketing acitivities. Our new principal executive offices are located at Room 1105 Wing On Plaza, 62 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong.

On July 28, 2015, Hong Kong Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Shanghai Takung is engaged in providing services to its parent company Hong Kong Takung by receiving deposits from and making payments to online artwork traders for and on behalf of Hong Kong Takung. Shanghai Takung set up a new office in Hangzhou, PRC on November 20, 2016 for technology development and it was closed at August 28, 2018.

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

Art Era Internet Technology (Tianjin) Co., Ltd (“Art Era”), formed in Tianjin on September 7, 2018, is a directly wholly owned subsidiary of Takung Art Holdings, and formed as a limited liability company with a registered capital of $2 million located in the Pilot Free Trade Zone in Tianjin. Art Era mainly focuses on developing our e-commerce platform for art.

Since July 28, 2016, we have expanded access to our trading platform to residents of Russia, Mongolia, Australia and New Zealand – our first major expansion of operations outside of China. To further stimulate trading interest, we have added selected portfolios from these countries to our platform, which now comprises 279 artworks including three Russian painting portfolios and fifteen Mongolian paintings.

Since July 3, 2017, we introduced a new "A" tier to our trading platform comprised of portfolios that meet an elevated set of standards including higher levels of liquidity, market value, number of owners, and number of VIP Traders.

Since September 2017, we launched Unit+, a new unit trading platform for collectibles, with each Unit+ portfolio containing multiple numbers of the same item for Traders to opt for direct ownership with physical delivery by trading the units they own for one or more items in the portfolio. In 2017, we entered the sports memorabilia market by launching our sports memorabilia product consisting of an exclusive, limited edition collection of signed replicas of jersey on the Unit+ platform.

Management has recently determined to merge the operations of Shanghai Takung with Tianjin Takung’s and eventually dissolve Shanghai Takung in order to save costs.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees.

For the years ended December 31, 2018 and 2017

The following tables set forth our consolidated statements of income data:

	For the Year Ended December 31
	2018	% of revenue	2017	% of revenue

Revenue
Listing fee	$3,907,301	46.0	$5,572,840	43.1
Commission	3,818,852	45.0	6,112,868	47.3
Authorized agent subscription revenue	191,385	2.3	-	-
Management fee	569,098	6.7	1,235,659	9.6
Annual fee	378	-	1,021	-
Online artwork sales	8,409	-	-	-
Total revenue	8,495,423	100.0	12,922,388	100.0
Cost of revenue	2,578,764	30.4	1,247,286	9.7
Gross profit	5,916,659	69.6	11,675,102	90.3
Selling expense	898,006	10.6	1,395,709	10.8
Impairment loss	352,669	4.1	-	-
General and administrative expense	11,324,469	133.3	12,111,075	93.7
Total expenses	12,575,144	148.0	13,506,784	104.5
Loss from operations	(6,658,485)	(78.4)	(1,831,682)	(14.2)
Total other income (loss)	(1,453,379)	(17.1)	1,112,963	8.6
Loss before provision for income taxes	(8,111,864)	(95.5)	(718,719)	(5.6)
Provision for income taxes	479,901	5.7	(342,856)	(2.7)
Net loss	$(7,631,963)	(89.8)	$(1,061,575)	(8.3)

Revenue

Effective January 1, 2018, the Company adopted Topic 606 using modified retrospective approach applied to its contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are accounted for and presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605. The Company assessed the adoption of this standard to have a material impact on its consolidated financial statements, primarily related to the accounting for rebating commission earned from the transaction to the relevant referrer, including both traders and service agents. The Company recorded the rebate as a reduction of revenue under ASC 605, while under the new standard, the Company records the rebate as a cost of revenue. As this is a classification between revenue and cost of revenue, it would have no impact on the opening balances for the year beginning January 1, 2018. The discussion of our adoption of ASC606 contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies”, is incorporated herein by reference.

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks.

As of the year ended December 31, 2018, a total of 279 sets of artwork were listed for trade on our platform —comprising 54 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists ranging in listing value from $127,590 (HK$1,000,000) to $1,531,081 (HK$12,000,000), 35 pieces of jewelry ranging in listing value from $25,518 (HK$200,000) to $1,275,901 (HK$10,000,000), 134 pieces of precious stones ranging in listing value from $12,759 (HK$100,000) to $765,540 (HK$6,000,000), 29 pieces of amber ranging in listing value from $127,590 (HK$1,000,000) to $1,020,721 (HK$8,000,000), 4 pieces of antique mammoth ivory carving ranging in listing value from $127,590 (HK$1,000,000) to $255,180 (HK$2,000,000), 2 pieces of porcelain pastel paintings ranging in listing value from $102,072 (HK$800,000) to $229,662 (HK$1,800,000), 7 pieces of porcelain in listing value from $38,277 (HK$300,000) to $382,770 (HK$3,000,000), 6 sets of Unit+ product with listing values from $127,590 (HK$1,000,000) to $391,191 (HK$3,066,000), 1 piece of Yixing Purple Clay with a listing value of $127,590 (HK$1,000,000) and 7 pieces of sports culture with listing values from $127,590 (HK$1,000,000) to $255,180 (HK$2,000,000).

We listed a total of 38 pieces of artwork in 2018. The listing fees ranged from 41.7% to 47.3 % of the listing value for paintings and calligraphies, 24.0% to 46.0% of the listing value for precious stones, 25.0% to 48.0% of the listing value for porcelain, 45% of the listing value for Unit+ products, and 45.0% of the listing value for sports culture collectibles. The total listing value of artwork during 2018 was $9,320,577 (HK$73,051,000).

As of the year ended December 31, 2017, a total of 241 sets of artwork were listed for trade on our platform —comprising 40 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists ranging in listing values from $128,327 (HK$1,000,000) to $1,539,922 (HK$12,000,000), 35 pieces of jewelry ranging in listing values from $25,665 (HK$200,000) to $1,283,269 (HK$10,000,000), 126 pieces of precious stones ranging in listing values from $12,833 (HK$100,000) to $769,961 (HK$6,000,000), 29 pieces of amber ranging in listing values from $128,327 (HK$1,000,000) to $1,026,615 (HK$8,000,000), 4 pieces of antique mammoth ivory carving ranging in listing values from $128,327 (HK$1,000,000) to $256,654 (HK$2,000,000), 2 pieces of porcelain pastel paintings ranging in listing values from $102,661 (HK$800,000) to $230,988 (HK$1,800,000), 2 pieces of porcelain in listing values from $38,498 (HK$300,000) to $64,163 (HK$500,000), 1 set of Unit+ product with a listing value of $152,452 (HK$1,188,000), 1 piece of Yixing Purple Clay with a listing value of $128,327 (HK$1,000,000) and 1 piece of sports culture collectible with a listing value of $128,892 (HK$1,004,400).

We listed a total of 60 pieces of artwork in 2017. The listing fees ranged from 43.5% to 47% of the listing value for paintings and calligraphies, 25.5% to 47.2% of the listing value for jewelry, 25% to 47% of the listing value for precious stones, 46% of the listing value for porcelain, 30.25% of the listing value for Unit+ products, 45% of the listing value of the Yixing Purple Clay and 45% of the listing value for the sports culture collectibles. The total listing value of artwork during 2017 was $14,163,745 (HK$110,372,400).

The decrease in the number of listings of artwork for the year ended December 31, 2018, compared to the same period in 2017, resulted in a decrease in the listing fee revenue in 2018. On August 13, 2018, we announced the temporary suspension of all new listings of artwork on our platform because of a decrease in trading volume and customer deposits, leading indicators of available cash from our Traders for investment in new offerings. We attribute this depressed market sentiment to the recent under-performance of financial stock markets in China as well as the fall-out from the P2P (peer-to-peer) lending market. We have resumed new listings in January 2019.

(ii)	Commission fee revenue

For non-VIP Traders, the commission revenue was calculated based on a percentage of transaction value of artworks, which we charge trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% (resulting in an aggregate of 0.4% for both buy and sell transactions) of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed. On November 7, 2018 we lowered the minimum charge to $0.0013 (HK$1).

For selected Traders, starting from April 1, 2016, we charged a predetermined monthly fee (unlimited trades for specific artworks) for specific artworks. These Traders are selected by authorized agents and reviewed by us. After review, we negotiate individually with each one of them to determine a fixed monthly fee. Different Traders may have different rates but once negotiated and agreed to, the monthly fee is fixed. Using the output method, we recognize the monthly commission revenue when the selected Traders receive access to our trading platform to make unlimited trades for specific artwork.

We define Traders as “inactive traders” if they meet the following criteria;

•	The Trader defaults in payment over three months;
•	The Trader did not incur any transactions in the month of reassessment;
•	The service agent has confirmed with the relevant Trader that he/she was inactive.

Once an inactive trader has been assessed and identified, his/her contract will be reassessed pursuant to ASC 606-10-25-5 because there has been a significant change in fact and circumstances and pursuant to ASC 606-10-25-1)e), his/her contract will not be deemed to exist and revenue will not be recognized until consideration is received in accordance with ASC 606-10-25-7(a) as we would have already performed our obligations ahead of receiving consideration.

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

Our trading volume and transaction value amounts increased significantly from 2016 when we commenced operations in Shanghai and consequently added a significant number of Traders from mainland China as they could now settle their trades in Renminbi. This trend continued into 2017. However, there was a decrease in our trading volume and transaction value amounts during the second half of 2018 because of the deteriorating economy in China due to the under-performance of its financial stock markets as well as the fall-out from the P2P (peer-to-peer) lending market.

Total commission revenue decreased by $2,294,016 or 37.53% for the year ended December 31, 2018 to $3,818,852 compared to $6,112,868 the year ended December 31, 2017, primarily because of decrease in selected Traders’ commission revenue by $3,873,771 off-set by an increase in transaction commission revenue by $1,213,256 resulting from the implementation of an A-tier model, which led to an increase in the number of Traders and new product categories.

(iii)	Management fee revenue

We charge Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the year ended December 31, 2018, management fee revenue decreased by $666,561, from $1,235,659 to $569,098 for the year ended December 31, 2017, which was primarily due to our waiver of management fees for certain VIP traders since September 1, 2017. The waiver was recognized as a reduction of management fee revenue.

(iv)	Annual fee revenue

During the year ended December 31, 2018, we recognized $378 in annual fee revenue, a decrease of $643 from $1,021 for the year ended December 31, 2017.

(v)	Authorized agent subscription revenue

During the year ended December 31, 2018, authorized agent subscription revenue was $191,385, compared to $0 for the same period ended in 2017.

(vi)	Online artwork sales

From the second quarter of 2018, we launched an offering of artwork and artwork related merchandise for sales on our online platform.

Sales of artwork: The sale of artwork consists of fees charged to third-party merchants that the Company provides access to the online platform for sales of their artwork, which are primarily paintings. The Company is not the primary obligor on these transactions, the Company does not bear the inventory risk, does not have the ability to establish prices, and does not provide any fulfillment services since the goods are shipped directly from third-party merchants to end customers. Upon successful sales on our online platform, we charge the third-party merchants commission fees based on the agreed percentage of the total selling price. Commission fees are recognized on a net basis when the artwork sales order is completed.

Sales of artwork-related merchandise: We also offers our own artwork-related merchandise through our online platform. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon our delivery to the carrier or the customer.

During the year ended December 31, 2018, commission from online artwork sales and sales of our artwork-related merchandise were $8,409 comparing to $0 for the December 31, 2017.

For comparative purpose, we adjusted the revenue and cost of revenue for year ended December 31, 2017 as if retrospectively adopted ASC 606.

The following tables identify the disaggregation of our revenue for the years ended December 31, 2018 and 2017, respectively:

	Year ended December 31,
	2018	2017

		As previously reported	Adjustments	Adjusted
Listing fee revenue	$3,907,301	$5,572,840	$-	$5,572,840
Commission	3,818,852	6,112,868	412,215	6,525,083
Management fee revenue	569,098	1,235,659	-	1,235,659
Annual fee revenue	378	1,021	-	1,021
Authorized agent subscription revenue	191,385	-	-	-
Online artwork sales	8,409	-	-	-
Total	$8,495,423	$12,922,388	$412,215	$13,334,603

The adjustments represent the reclassification of the commission rebate from reduction of commission revenue to cost of revenue. This amount was recognized as reduction of the commission revenue prior to January 1, 2018 under Topic 605. Starting January 1, 2018, we account for the commission rebate as cost of revenue under Topic 606.

Revenue by customer type

The following table presents our revenue by customer type:

	December 31,
	2018	2017
Artwork owners	$3,907,301	$5,572,840
Non - VIP traders	2,324,441	1,116,719
VIP traders	2,063,887	6,232,829
Authorized agents	191,385	-
Online artwork sales	8,409	-
Total	$8,495,423	$12,922,388

Cost of Revenue

Cost of revenue primarily includes the following: commission rebates to service agents, depreciation, internet service charges, artwork insurance and artwork storage costs.

	December 31, 2018	December 31, 2017

		As previously reported	Adjustments	Adjusted
Commission rebate to service agents	$1,214,912	$-	$412,215	$412,215
Depreciation	632,440	550,467		550,467
Internet service charge	396,254	455,361		455,361
Artwork insurance	220,089	170,816		170,816
Artwork storage	110,070	68,713		68,713
Others	4,999	1,929		1,929
Total	$2,578,764	$1,247,286	$412,215	$1,659,501

Cost of revenue for the years ended December 31, 2018 and December 31, 2017 were $2,578,764 and $1,247,286, respectively. The increase in cost of revenue for the year ended December 31, 2018 compared to the same period in 2017, was mainly due to the increase in the commission rebates to service agents by $1,214,912, pursuant to the commission rebate program. We pay existing Traders and service agents a commission rebate at a predetermined referral rate of commission earned from the transactions of new Traders referred by them. There was a change in commission payment structure since late 2017 that a variable range of referral rate would be applied based on the transaction volume of each month instead of a flat rate. The purpose of such change is to offer larger incentive to the service agents to refer more new Non VIP Traders to the Company. The commission rebate to service agents was increased from $412,215 during 2017 to $1,214,912 during 2018 due to the fact that the revenue generated from Non VIP Traders was increased from $1,198,473 during 2017 to $2,411,729 during 2018. The commission rebate is recognized as a reduction of the commission revenue prior to January 1, 2018 under Topic 605. Starting from January 1, 2018, we account for the commission rebate as cost of revenue under Topic 606-10-32-26. Besides the increase in commission rebates, the increase in cost of revenue was also due to increases in the depreciation and amortization of hardware and software on our trading platform by $81,973, the decrease in the internet services charge by $59,107 due to the termination of two network lines between Macau and Hong Kong; the increase in artwork insurance by $49,273 and the increase in artwork storage costs by $41,357 because the number of artwork listed has increased.

Gross Profit

Gross profit was $5,916,659 for the year ended December 31, 2018, compared to $11,675,102 for the year ended December 31, 2017. The decrease was primarily due to decreased revenue resulting from less artworks being listed on our platform and increase in cost of revenue as discussed above.

Gross profit margin decreased by 20.7% to 69.6% for the year ended December 31, 2018 from 90.3% for the year ended December 31, 2017, primarily due to the increase the commission rebates to service agents, which resulted in the increase of our cost of revenue.

Operating Expenses

General and administrative expenses were $11,324,469 for the year ended December 31, 2018, compared to $12,111,075 for the year ended December 31, 2017. The significant plunge in general and administrative expense by $786,606 was attributed to a decrease in the provision for doubtful accounts in 2018 to $377,497, a $2,076,159 provision for doubtful accounts recognized in 2017 of which $76,429 was recovered in 2018, a $453,926 bad debt expense that was an uncollectable loan from a third party, a decrease in share-based compensation by $551,006, a result of not issuing any restricted shares and forfeiture or expiration of share options in 2018, a decrease in office, insurance and rental expenses by $107,920, and traveling and accommodation fees by $208,069 in 2018. The decrease in general and administrative expenses is offset by an increase in the following expense items: consultancy fees by $1,029,489 for establishing the e-commerce business for art including the development of the e-commerce platform and strategic advisory services, legal and professional fee by $173,564, salary and welfare by $3,372, non-deductible input VAT by $94,355, depreciation by $71,022, R&D expense by $383,802 and other expenses by $23,447.

The following table sets forth the main components of the Company’s general and administrative expenses for the years ended December 31, 2018 and 2017.

	Year ended December 31, 2018		Year ended December 31, 2017
	Amount($)	% of Total	Amount($)	% of Total
Consultancy fee	1,258,851	11.1%	229,362	1.9%
Depreciation expenses	262,827	2.3%	191,805	1.6%
Legal and professional fees	1,171,444	10.3%	997,880	8.2%
Salary and welfare	4,774,795	42.2%	4,771,423	39.4%
Office, insurance and rental expenses	1,574,646	13.9%	1,682,566	13.9%
Traveling and accommodation expenses	601,555	5.3%	809,624	6.7%
Share-based compensation	200,111	1.8%	751,117	6.2%
Non-deductible input VAT expense	395,252	3.5%	300,897	2.5%
Bad debt expense	377,497	3.3%	2,076,159	17.1%
R&D expenses	383,802	3.5%	-	-
Others	323,689	2.8%	300,242	2.5%
Total G&A expenses	$11,324,469	100%	$12,111,075	100%

The Company also incurred a total of $898,006 and $1,395,709 in selling expenses for the years ended December 31, 2018 and 2017, respectively. The decrease in selling expenses was due to fewer promotion and advertising events launched during 2018.

We had recognized an impairment loss in construction-in-progress of our software development, $195,377, by our subsidiary in Shanghai due to the reduction in workforce and restructuring of our business in this subsidiary and impairment loss in the cost of e-commerce trading platform, $157,292, by our subsidiary in Tianjin due to decline in appetite for artwork to the overall market in China for the year ended December 31, 2018.

Other income (loss) and expenses

Other loss and expenses for the year ended December 31, 2018 was $1,453,379, compared to other income of $1,112,963 for the same period in 2017. The significant increase in other expenses for the year ended December 31, 2018 was primarily attributed to the exchange loss arising from the fluctuation of the exchange rate between RMB and the U.S. dollar.

Income tax expense

The Company’s effective tax rate varies due to its multiple jurisdictions in which the pretax book incomes or losses incur. The Company was subject to a U.S. income tax rate of 21% (34 % prior to January 1, 2018), Hong Kong profits tax rate at 8.25% for the first HKD 2 million (approximately $255,180) assessable profits and at 16.5% for assessable profits above HKD 2 million (approximately $255,180) (16.5% prior to January 1, 2018) and PRC enterprise income tax rate at 25%.

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

Upon filing our U.S. corporate income tax return for the tax year ended December 31, 2017, we included $9,859,238 toll-charge income based on the post-1986 untaxed accumulated foreign earnings of $17,554,491 which is subject to U.S. income tax of 15.5% on cash and liquid assets and 8% on non-liquid assets. This toll charge income was fully offset by the current year U.S. pretax book loss, the available federal NOLs and foreign tax credit. Therefore, there was no incremental income tax expense in connection with the toll-charge enacted in 2017.

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2018, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $255,180) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung and Takung Art Holdings are wholly owned and under the control of Takung U.S, both entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its Profits Tax Return. The election is irrevocable. We elected Hong Kong Takung to be subject to the two-tier profits tax rates.

The provision for current income and deferred taxes of the Hong Kong Takung has been calculated by applying the new tax rate, 8.25% and original tax rate of 16.5% for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, Hong Kong Takung re-measured its deferred taxes with new tax rate of 8.25% according to the Ordinance. Takung Art Holdings still applies the original tax rate of 16.5% for its provision for current income and deferred taxes. As of December 31, 2018 and 2017, our subsidiaries in Hong Kong had $5,501,087 and nil in net operating loss carry forwards available to offset future taxable income, respectively. These net operating loss will be carryforward indefinitely under Hong Kong Profits Tax regulation.

2018 compared to 2017

The income tax benefit/(expense) for the fiscal years ended December 31, 2018 and 2017 were $479,901 and ($342,856), respectively. The decrease in income tax expense by $822,757 primarily resulted from the reduction in revenue and pre-tax income of our foreign subsidiaries in Hong Kong and Shanghai. We incurred a higher pre-tax book loss of $8,111,864 in 2018 compared to the pre-tax book loss of $718,719 in 2017. The higher pre-tax book loss was primarily attributable to lower total revenue earned in the current year, which was reduced by $4,426,965 from $12,922,388 in 2017 to $8,495,423 in 2018. The loss was also attributed to the exchange loss arising from the fluctuation of the exchange rate between RMB and the U.S. dollar, which was reduced by $2,473,983 from exchange gain of $1,136,817 in 2017 to loss of $1,337,166 in 2018. And the cost of revenue also increased about $1,331,478.

Our effective tax rates for the year ended December 31, 2018 and 2017 were 5.9% and (47.7)%, respectively. The effective tax rate was due to valuation allowance attributable to the NOL and deferred tax assets of our US, Hong Kong and Shanghai entities. In 2017, our effective tax rate was primarily impacted by the transition tax.

Net Loss

As a result of our operations aforementioned, our net losses after income taxes for the years ended December 31, 2018 and 2017 were $7,631,963 and $1,061,575, respectively.

Foreign currency translation gain

We had a foreign currency translation gain for the year ended December 31, 2018 of $17,588, versus a gain of $763,279 for the year ended December 31, 2017, primarily due to the fluctuation of US dollar to Renminbi.

Comprehensive loss

As a result of the above, we posted a comprehensive loss of $7,614,375 and $298,296 for the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	For the Year Ended December 31
	2018	2017
Net cash (used in) provided by operating activities	$(23,035,965)	$1,215,260
Net cash used in investing activities	(1,846,325)	(1,572,959)
Net cash provided by financing activities	928,293	1,000,000
Effect of exchange rate change on cash and cash equivalents and restricted cash	(662,499)	1,359,584
Net (decrease) increase in cash and cash equivalents and restricted cash	(24,616,496)	2,001,885
Cash and cash equivalents and restricted cash, beginning balance	37,140,582	35,138,697
Cash and cash equivalents and restricted cash, ending balance	$12,524,086	$37,140,582

We adopted ASU 2016-18 on January 1, 2018. The adoption of this guidance results in an inclusion of our restricted cash balances within the overall cash and cash equivalent balance and removal of the changes in restricted cash activity. For comparative purpose, we applied this guidance for the statement of cash flows for the year end December 31, 2017 and included the restricted cash balances in the overall cash and cash equivalent.

Sources of Liquidity

The cash and restricted cash balance at December 31, 2018 was $12,524,086. Out of this amount, we had $53,037 denominated in U.S. dollars deposited in the financial institutions in United Stated, $695,329 denominated in HK$ in Hong Kong financial institutions, $2,512,382 and $760,841 denominated in U.S. dollars deposited in the financial institutions in Hong Kong and China respectively, and $8,502,497 denominated in RMB and deposited in financial institutions in Hong Kong and China. During the year ended December 31, 2018, net cash used in operating activities totaled $23,035,965. Net cash used in investing activities totaled $1,846,325. Net cash provided by financing activities totaled $928,293. The resulting change in cash for the period was a decrease of $24,616,496, which was primarily due to refund of customer deposits.

The cash and restricted cash balance at December 31, 2017 was $37,140,582. Out of this amount, we had $98,029 denominated in HK$ in Hong Kong financial institutions, $693,181 and $762,005 denominated in U.S. dollars deposited in financial institutions in Hong Kong and China respectively, and $35,587,367 denominated in RMB and deposited in financial institutions in Hong Kong and China. During the year ended December 31, 2017, net cash provided by operating activities totaled $1,215,260. Net cash used in investing activities totaled $1,572,959. Net cash provided by financing activities totaled $1,000,000. The resulting change in cash for the period was an increase of $2,001,885, which was primarily due to an increase in customer deposits received.

As of December 31, 2018, the Company had $14,099,778 in total current liabilities, which included $641,692 in accrued expenses and other payables $8,995 in advance from customers, $4,549,202 in customers’ deposits, $2,499,500 in short-term borrowings from third parties, $6,385,288 in amount due to related party, and $15,101 in VAT payable.

As of December 31, 2017, the Company had $34,910,711 in total current liabilities, which included $1,461,858 in accrued expenses and other accruals, $25,273,617 in customers’ deposits, $7,208,761 in short-term borrowings from third parties, $483,822 in amount due to related party, $170,078 in advance from customers and $312,575 in tax payables.

The Company’s total liabilities as of December 31, 2018 and 2017 amounted to $14,099,778 and $34,910,711, respectively.

The Company’s net assets amounted to $10,469,447 and $17,918,211 as of December 31, 2018 and 2017, respectively.

The Company is aware of events or uncertainties which may affect its future liquidity because of capital controls in the PRC. The RMB is only currently convertible under the "current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of "current account transactions," including payment of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our shares of common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our PRC subsidiaries.

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

Future Financings

We may sell our common shares in order to fund our business growth. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that we will achieve sales of the equity securities or arrange for debt or other financing to fund our growth in case it is necessary, or if we are able to do so, there is no guarantee that existing shareholders will not be substantially diluted.

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

Recent Accounting Pronouncements

The discussion of the recent accounting pronouncements contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies”, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Takung Art Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Takung Art Co., Ltd. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum Bernstein & Pinchuk LLP
Marcum Bernstein & Pinchuk LLP We have served as the Company’s auditor since 2016

Beijing, China
April 15, 2019

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$7,974,884	$11,866,965
Restricted cash	4,549,202	25,273,617
Account receivables, net	568,757	2,291,698
Prepayment and other current assets	955,249	2,300,207
Amount due from a related party	5,907,789	-
Loan receivables	2,391,350	7,834,115
Total current assets	22,347,231	49,566,602

Non-current assets
Property and equipment, net	1,445,679	2,191,321
Intangible assets	22,284	22,334
Deferred tax assets, net	611,738	291,430
Other non-current assets	142,293	757,235
Total non-current assets	2,221,994	3,262,320
Total assets	$24,569,225	$52,828,922

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$641,692	$1,461,858
Customer deposits	4,549,202	25,273,617
Advance from customers	8,995	170,078
Short-term borrowings from third parties	2,499,500	7,208,761
Amount due to a related party	6,385,288	483,822
Tax payables	15,101	312,575
Total current liabilities	14,099,778	34,910,711

Total liabilities	14,099,778	34,910,711

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,226,025 shares issued and outstanding as of December 31, 2018; 11,188,882 shares issued and outstanding as of December 31, 2017)	11,226	11,189
Additional paid-in capital	6,281,790	6,116,216
Retained earnings	4,479,133	12,111,096
Accumulated other comprehensive loss	(302,702)	(320,290)
Total shareholders’ equity	10,469,447	17,918,211
Total liabilities and shareholders’ equity	$24,569,225	$52,828,922

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017

Revenue
Listing fee	$3,907,301	$5,572,840
Commission	3,818,852	6,112,868
Authorized agent subscription revenue	191,385	-
Management fee	569,098	1,235,659
Online art sales	8,409	-
Annual fee	378	1,021
Total revenue	8,495,423	12,922,388

Cost of revenue	(2,578,764)	(1,247,286)
Gross profit	5,916,659	11,675,102

Operating expenses
General and administrative expenses	(11,324,469)	(12,111,075)
Selling expenses	(898,006)	(1,395,709)
Impairment loss	(352,669)	-
Total operating expenses	(12,575,144)	(13,506,784)

Loss from operations	(6,658,485)	(1,831,682)

Other income and expenses:
Other income	457,552	576,965
Loan interest expense	(573,765)	(600,819)
Exchange (loss) gain	(1,337,166)	1,136,817
Total other (loss) income	(1,453,379)	1,112,963

Loss before income tax expense	(8,111,864)	(718,719)

Income taxes benefit (expense)	479,901	(342,856)

Net loss	(7,631,963)	(1,061,575)

Foreign currency translation adjustment	17,588	763,279

Comprehensive Loss	$(7,614,375)	$(298,296)

Loss per common share – basic	$(0.68)	$(0.10)
Loss per common share – diluted	$(0.68)	$(0.10)

Weighted average number of common shares outstanding –basic	11,218,534	11,077,845
Weighted average number of common shares outstanding –diluted	11,218,534	11,077,845

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in U.S. Dollars except Number of Shares)

	Number	Common	Additional Paid-in	Retained	Accumulated other comprehensive
	of shares	stock	capital	earnings	(loss) income	Total

Balance, December 31, 2016	11,169,276	11,169	5,532,426	13,172,671	(1,083,569)	17,632,697

Issuance of ordinary shares for restricted share award	19,606	20	(20)	-	-	-

Share-based payment	-	-	46,000	-	-	46,000

Share-based compensation			537,810	-	-	537,810

Net loss for the Year	-	-	-	(1,061,575)	-	(1,061,575)

Foreign currency translation adjustment	-	-	-	-	763,279	763,279

Balance, December 31, 2017	11,188,882	11,189	6,116,216	12,111,096	(320,290)	17,918,211

Issuance of ordinary shares for restricted share award	37,143	37	41,118	-	-	41,155

Share-based compensation	-	-	124,456	-	-	124,456

Net loss for the Year	-	-	-	(7,631,963)	-	(7,631,963)

Foreign currency translation adjustment	-	-	-	-	17,588	17,588

Balance, December 31, 2018	11,226,025	11,226	6,281,790	4,479,133	(302,702)	10,469,447

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,631,963)	$(1,061,575)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	895,267	742,272
Interest expense	289,819	283,636
Bad debt expense	377,497	2,076,159
Changes in exchange rate	1,337,166	(1,105,458)
Share-based compensation	200,111	751,157
Impairment loss	352,668	-
Loss on fixed asset disposals	23,210	-
Deferred taxes	(320,308)	(110,276)
Changes in operating assets and liabilities:
Prepayment and other current assets	123,418	(2,056,243)
Other non-current assets	614,942	(328,471)
Account receivables	1,799,370	(1,309,289)
Amount due to related party	-	(622,392)
Customer deposits	(20,724,415)	3,530,257
Tax payables	435,640	(237,322)
Advance from customers	(161,083)	(190,170)
Accrued expenses and other payables	(647,304)	852,975
Net cash (used in) provided by operating activities	(23,035,965)	1,215,260

Cash flows from investing activities:
Purchase of property and equipment	(579,948)	(814,455)
Purchase of available-for-sale investments	(89,877,440)	(76,810,709)
Maturity and redemption of available-for-sale investments	89,877,440	76,810,709
Repayment of loans by third party	5,103,432	3,795,028
Loans to related party	(6,369,809)	-
Loans to third parties	-	(4,553,532)
Net cash used in investing activities	(1,846,325)	(1,572,959)

Cash flows from financing activities:
Proceeds from short-term borrowings	-	1,000,000
Proceeds from related party loans	6,369,589	-
Repayment of loans to related party	(482,290)	-
Repayment of loans to third parties	(4,959,006)	-
Net cash provided by financing activities	928,293	1,000,000

Effect of exchange rate change on cash and cash equivalents, and restricted cash	(662,499)	1,359,584

Net (decrease) increase in cash and cash equivalents, and restricted cash	(24,616,496)	2,001,885

Cash and cash equivalents, and restricted cash beginning balance	37,140,582	35,138,697

Cash and cash equivalents, and restricted cash ending balance	$12,524,086	$37,140,582

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	7,974,884	11,866,965
Restricted cash	4,549,202	25,273,617
Total cash, cash equivalents, and restricted cash	$12,524,086	$37,140,582

Supplemental cash flows information:
Cash paid for interest	$319,670	$526,411
Cash paid for income tax	$271,105	$1,830,376

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

Art Era Internet Technology (Tianjin) Co., Ltd (“Art Era”), formed in Tianjin on September 7, 2018, is a directly wholly owned subsidiary of Takung Art Holdings, and formed as a limited liability company with a registered capital of $2 million located in the Pilot Free Trade Zone in Tianjin. Art Era mainly focuses on developing our e-commerce platform for art.

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, and its subsidiaries, Hong Kong Takung, Shanghai Takung and Tianjin Takung. All intercompany transactions and balances have been eliminated on consolidation.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2018 and 2017.

Comprehensive Income  (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the year ended December 31, 2018 and 2017, the Company’s comprehensive loss includes net loss and foreign currency translation adjustment.

Foreign Currency Translation and Transaction

The functional currency of Hong Kong Takung and Takung Art Holdings are the Hong Kong Dollar (“HKD”).

The functional currency of Tianjin Takung, Shanghai Takung and Art Era are the Renminbi (“RMB”).

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet’s dates, which is 7.8305 and 7.8128 as of December 31, 2018 and December 31, 2017, respectively; shareholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 7.8376 and 7.7926 for the years ended December 31, 2018 and 2017, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which is 6.8755 and 6.5063 as of December 31, 2018 and December 31, 2017 respectively. Shareholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 6.6090 and 6.7569 for the years ended December 31, 2018 and December 31, 2017.

The resulting translation adjustments are reported under accumulated other comprehensive loss in the shareholder’s equity section of the balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when initially purchased.

A significant portion of our cash and cash equivalents is denominated in RMB, and deposited in the financial institutions of China. Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB denominated cash into foreign currencies for current account items, but conversion of RMB denominated cash into foreign exchange for most of the capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE. These approvals, however, do not guarantee the availability of foreign currencies to fund our business activities outside China, or to repay non-RMB denominated obligations.

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

As of December 31, 2018 and 2017, there were no short-term investment.

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

We develop systems and solutions for solely internal use. Certain costs incurred in connection with developing or obtaining internal use software are capitalized. Unamortized capitalized costs are included in computer trading and clearing system, within property and equipment, net in the Consolidated Balance Sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software of 5 years. Amortization of these costs is included in depreciation and amortization expense in the Consolidated Statements of Operations.

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

Intangible Assets

Intangible assets represent the licensing cost for our trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2018 and 2017.

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

Commission rebate programs are offered to traders and service agents. We pay to existing traders and service agents a commission rebate at a predetermined referral rate of commission earned from the transactions of new traders referred by them. The commission rebate is recognized as a reduction of the commission revenue prior to January 1, 2018 under Topic 605. Starting from January 1, 2018, we account for the commission rebate as cost of revenue under Topic 606-10-32-26. Since this is a reclassification between revenue and cost of revenue, it would have no impact on the opening balance for the year beginning January 1, 2018. Commission rebates were $1,214,912 and 412,215 for the years ended December 31, 2018 and 2017, respectively.

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

For comparative purpose, we adjusted the revenue and cost of revenue for year ended December 31, 2017 as if retrospectively adopted ASC 606.

The following tables identify the disaggregation of our revenue for the years ended December 31, 2018 and 2017, respectively:

	Year ended December 31,
	2018	2017

		As previously reported	Adjustments	Adjusted
Listing fee revenue	$3,907,301	$5,572,840	$-	$5,572,840
Commission	3,818,852	6,112,868	412,215	6,525,083
Management fee revenue	569,098	1,235,659	-	1,235,659
Annual fee revenue	378	1,021	-	1,021
Authorized agent subscription revenue	191,385	-	-	-
Online artwork sales	8,409	-	-	-
Total	$8,495,423	$12,922,388	$412,215-	$13,334,603

Revenue by customer type

The following table presents our revenue by customer type:

	December 31,
	2018	2017
Artwork owners	$3,907,301	$5,572,840
Non - VIP traders	2,324,441	1,116,719
VIP traders	2,063,887	6,232,829
Authorized agents	191,385	-
Online artwork sales	8,409	-
Total	$8,495,423	$12,922,388

Cost of revenue

These costs of revenue primarily included the following: commission rebate to service agent, depreciation, internet service charge, artwork insurance and artwork storage:

	December 31, 2018	December 31, 2017

		As previously reported	Adjustments	Adjusted
Commission rebate to service agents	$1,214,912	$-	$412,215	$412,215
Depreciation	632,440	550,467		550,467
Internet service charge	396,254	455,361		455,361
Artwork insurance	220,089	170,816		170,816
Artwork storage	110,070	68,713		68,713
Others	4,999	1,929		1,929
Total	$2,578,764	$1,247,286	$412,215	$1,659,501

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

Cost of Revenue

Our cost of revenue consists primarily of expenses associated with the delivery of our service. These include expenses related to the operation of our data centers, such as facility and lease of the server equipment, development and maintenance of our platform system, as well as the cost of insurance, storage and transportation of the artworks. As discussed above, cost of revenue includes commission rebate to service agent beginning January 1, 2018 under the adoption of ASC Topic 606.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations for the year ended December 31, 2018 and 2017. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Earnings per share

Basic earnings per share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income/(loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the year.

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

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the year ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in Topic 605. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. See Note 2 “Revenue Recognition” above for further details.

Statement of Cash Flows:  In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, as a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Furthermore, an additional reconciliation will be required to reconcile Cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Consolidated Statement of Cash Flows. The Company has already disclosed the restricted cash separately on its Consolidated Statements of Financial Position. Beginning the first quarter of 2018, the Company has adopted and included the restricted cash balances on the Consolidated Statement of Cash Flows and reconciliation of Cash, cash equivalent, and restricted cash within its Consolidated Statements of Financial Positions that sum to the total of the same such amounts shown in Consolidated Statement of Cash Flows. This guidance has been applied retrospectively to the Consolidated Statement of Cash Flows for the year ended December 31, 2017 which required the Company to recast each prior reporting period presented. As a result, the Company no longer discloses transfers between cash and restricted cash in the consolidated cash flow statements.

Accounting Pronouncements Issued But Not Yet Adopted

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

Codification Improvements: In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements . This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 are effective for periods beginning after December 15, 2018. The Company is currently evaluating this guidance and the impact it may have on the Company's consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities, as well as making targeted changes to lessor accounting. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less will be accounted for similar to the previous guidance for operating leases. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, which provides further transition relief by including an option to not evaluate land easements that exist or have expired prior to the date of adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which includes amendments that affect narrow aspects of the guidance issued in ASU No. 2016-02, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which gives entities another option for transition and provides lessors with a practical expedient. Under ASU No. 2018-11, entities are provided an additional (and optional) transition method, which the Company elected, to adopt Topic 842 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings for the effects of initially applying Topic 842 in the period of adoption. Consequently, an entity’s reporting for periods presented prior to adoption of the new lease requirements in the consolidated financial statements would continue in accordance with current GAAP, Leases (Topic 840), including disclosures. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, which clarifies the accounting by lessors for taxes collected from lessees, certain lessor costs either paid by lessees directly to third parties or paid by the lessor and reimbursed by the lessee, and variable payments received by lessors for contracts with lease and non-lease components. The standard is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.

We adopted the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. We estimate approximately $495,432 would be recognized as total right-of-use assets and total lease liabilities on our consolidated balance sheet as of January 1, 2019.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

3. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets mainly consist of the short-term borrowing to the third party and the prepaid services for maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

	December 31, 2018	December 31, 2017

Prepaid tax	$399,026	$1,132,140
Deposit	241,827	14,471
Prepaid service fees	140,934	489,424
Short-term borrowings to third party	-	461,092
Staff advance	93,676	52,124
Prepaid repair and maintenance	1,201	46,733
Other current assets	78,585	104,223
Prepayment and other current assets	$955,249	$2,300,207

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	December 31, 2018	December 31, 2017

Listing fee	$568,757	$2,259,671
Authorized agent subscription revenue	557,837	559,101
Monthly commission fee	1,378,148	1,463,243
Others	53,626	80,473
Less: allowance for doubtful accounts	(1,989,611)	(2,070,790)
Account receivables, net	$568,757	$2,291,698

As of December 31, 2018 and 2017, the Company recorded provision for doubtful accounts of $1,989,611 and $2,070,790, respectively. During the year ended December 31, 2018, the Company recovered the provision for doubtful accounts approximately $76,429.

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Outstanding Balance (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date
4/4/2017	Xiaohui Wang	Tianjin Takung	22,921,725	9,821,725	$1,428,510	0%	12/31/2018
12/15/2017	Xiaohui Wang	Tianjin Takung	3,310,000	3,310,000	$481,420	0%	12/14/2018
12/19/2017	Xiaohui Wang	Tianjin Takung	3,310,000	3,310,000	$481,420	0%	12/18/2018
			Total		$2,391,350

All the transactions were aimed to meet the Company’s working capital needs in U.S. Dollars, which are freely convertible to Hong Kong Dollar.

•

The interest-free loans (the “RMB Loans”) entered into by Tianjin Takung were guaranteed by Chongqing Wintus (New Star) Enterprises Group (“Chongqing”). Xiaohui Wang (“Ms. Wang”) is a citizen of the People’s Republic of China. Ms. Wang is a shareholder and the legal representative of Chongqing. Both Chongqing and Ms. Wang are non-related parties to the Company. Ms. Wang repaid the loan balance, $1,316,268 (RMB 9,050,000) on January 31, 2019 and $1,075,082 (RMB 7,391,725) on February 14, 2019.

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

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2017

Furniture, fixtures and equipment	$156,656	$167,651
Leasehold improvements	447,048	426,138
Computer trading and clearing system	3,382,168	3,287,383
Construction in progress	-	198,461
Transport equipment	104,628	-
Sub-total	4,090,500	4,079,633
Less: accumulated depreciation	(2,644,821)	(1,888,312)
Property and equipment, net	$1,445,679	$2,191,321

Depreciation expense was $895,267 and $742,272 for the year ended December 31, 2018 and 2017, respectively.

Due to the close of Hangzhou branch office during the third quarter of 2018, the technology developments were downsized and the software projects were halted, the Company has impaired the unamortized portion of capitalized costs incurred in connection with developing or obtaining internal use software, as well as those software and hardware used in E-commerce business, which were included in computer and trading system, in amount of $352,669, as the Company deemed that no sufficient future economic benefits would be generate from these assets The amounts were charged to impairment loss under operating expenses for the year ended December 31, 2018.

7. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible asset was $22,284 and $22,334 as of December 31, 2018 and 2017, respectively.

8. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2018 and 2017 consisted of:

	December 31, 2018	December 31, 2017

Deposit – non-current	$57,965	$316,273
Prepayment – non-currents	84,328	440,962
Total other non-current assets	$142,293	$757,235

9. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of December 31, 2018 and 2017 consisted of:

	December 31,	December 31,
	2018	2017

Accruals for consulting fees	$264,793	$265,393
Payroll payables	104,437	827,246
Trading and clearing system	86,208	52,564
Accruals for professional fees	49,518	192,067
Other payables	136,736	124,588
Total accrued expenses and other payables	$641,692	$1,461,858

10. SHORT-TERM BORROWINGS FROM THIRD PARTIES

The following table sets forth a summary of the loan agreements in short-term borrowing balances:

Date	Borrower	Lender	December 31, 2018 (USD)	December 31, 2017 (USD)	Annual Interest Rate	Repayment Due Date

7/15/2016	Hong Kong Takung	Merit Crown Limited	$-	$1,500,000	8%	12/31/2018
8/24/2016	Hong Kong Takung	Merit Crown Limited	$1,499,500	$1,999,500	8%	12/31/2018
11/18/2016	Hong Kong Takung	Merit Crown Limited	$-	$1,480,000	8%	10/31/2018
12/9/2016	Hong Kong Takung	Merit Crown Limited	$-	$1,520,000	8%	11/30/2018
12/19/2017	Hong Kong Takung	Merit Crown Limited	$500,000	$500,000	8%	12/18/2018
12/22/2017	Hong Kong Takung	Merit Crown Limited	$500,000	$500,000	8%	12/21/2018
	Less: Discount loan payable		$-	$(290,739)

		Total	$2,499,500	$7,208,761

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

On July 4, 2018, July 20, 2018 and November 30, 2018, Hong Kong Takung repaid $2,000,000, $1,480,000 and $1,520,000 to Merit Crown, respectively, The remaining balance, $2,499,500 was repaid to Merit Crown Limited on January 2, 2019.

Meanwhile, during the year ended December 31, 2018, Chongqing repaid RMB 10,062,400 (equals to US$1,520,000), RMB13,100,000 (equals to US$2,000,000), RMB9,827,200 (equals to US$1,480,000) and RMB 1,539,780 (approximately US$223,952) to Shanghai Takung and Tianjin Takung, respectively.

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of December 31, 2018 and 2017. The fair values of the short-term borrowings approximate their carrying amounts. The interest expenses for short-term borrowings were $569,556 and $524,638 for the year ended December 31, 2018 and 2017, respectively. The weighted average short-term borrowing was $2,499,500 and $6,315,799 for the year ended December 31, 2018 and 2017, respectively.

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

The whole U.S. Dollar Loans of $2,499,500 was subsequently settled on January 2, 2019.

11. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of director and related parties to which the Company has transactions with:

(a) Jianping Mao (“Mao”), the wife of the Vice General Manager of Hong Kong Takung.

(b) Liu Zhenying (“Liu”), the Vice President of Hong Kong Takung. Liu resigned from the Company on September 30, 2018.

(c) Wang Song (“Wang”), the General Manager of Tianjin Takung and Shanghai Takung, and Director of Hong Kong Takung, Tianjin Takung and Shanghai Takung.

(d) Xiao Di (“Xiao”), Former Chief Executive Officer who resigned from this on November 19, 2018. Xiao remained as the Director of Takung Art Holdings.

Amount due from a related party

Amount due from a related party consisted of the following as of the years indicated:

	December 31, 2018	December 31, 2017

Wang (c)	$5,907,789	$-
Total	5,907,789	-

Amount due to related party

Amount due to related party consisted of the following as of the years indicated:

	December 31, 2018	December 31, 2017

Mao (a)	$-	$483,822
Wang (c)	6,385,288
Total	6,385,288	483,822

Related party transactions

The expenses incurred to the related parties consisted of the following for the years indicated:

	December 31, 2018	December 31, 2017

Mao (a) – interest expenses	$4,209	$76,181
Xiao (d) – consulting fee expenses	278,146	-
Total	$282,355	$76,181

The Company fully repaid the amount due to Jianping Mao on March 13, 2018.

On May 16, 2018, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Loan") with Liu that was transferred to Wang on October 18, 2018 for the loan of $6,385,288 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements. The maturity date of the loan is May 15, 2019.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Loan") with Liu that was transferred to Wang on October 18, 2018 for the loan of $5,907,789 (RMB40,619,000) to Wang. The maturity date of the loan is May 15, 2019.

Through an understanding between Wang and the Company, the HK Dollar Loan is "secured" by the RMB Loan. It is the understanding between the parties that the HK Dollar Loan and the RMB Loan will be repaid simultaneously.

During the year ended December 31, 2018, the Company has engaged Xiao for consulting services, and accrued service fee of $278,146.

12. INCOME TAXES

Takung was incorporated in the State of Delaware and is therefore subject to United States income tax. Hong Kong Takung and Takung Art Holdings were incorporated in Hong Kong S.A.R. People’s Republic of China and is subject to Hong Kong profits tax. Shanghai Takung and Tianjin Takung and Art Era are PRC corporations and are subject to enterprise taxes in the PRC.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB118") was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. The Company has completed the assessment of the income tax effect of the Tax Act and there were no adjustments recorded to the provisional amounts.

The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on unrepatriated earnings of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 undistributed earnings and profits (E&P) of its foreign subsidiaries, as well as the amount of foreign income taxes paid on such earnings and profits. The portion of earnings and profits comprised of cash and liquid assets is taxed at a rate of 15.5 percent and any remaining amount of earnings and profits from non-liquid assets is taxed at a rate of 8 percent. Based on the post 1986 untaxed accumulated earnings of $17.5 million, the Company included $9.9 million toll-charge income, which was fully offset by the current year loss, available federal NOL carryforwards and foreign tax credits. As a result, there was no incremental income tax expense in connection to the toll-charge.

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2018, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

As of December 31, 2018 and 2017, the Company in the United States had $1,332,438 and $250,590 in net operating loss carry forwards available to offset future taxable income, respectively. Net operating loss generated from the tax year 2018. These net operating loss will be carryforward indefinitely under the Tax Act.

As of December 31, 2017, the Company has re-measured its deferred taxes with new tax rate of 21% according to the Tax Act. This re-measurement has resulted in a reduction in net deferred tax assets totaling $46,327.

Hong Kong

Two-tier Profits Tax Rates

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $255,180) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung and Takung Art Holdings are wholly owned and under the control of Takung U.S, both entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its Profits Tax Return. The election is irrevocable. We elected Hong Kong Takung to be subject to the two-tier profits tax rates.

The provision for current income and deferred taxes of the Hong Kong Takung has been calculated by applying the new tax rate, 8.25% and original tax rate of 16.5% for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, Hong Kong Takung re-measured its deferred taxes with new tax rate of 8.25% according to the Ordinance. Takung Art Holdings still applies the original tax rate of 16.5% for its provision for current income and deferred taxes. As of December 31, 2018 and 2017, our subsidiaries in Hong Kong had $5,501,087 and nil in net operating loss carry forwards available to offset future taxable income, respectively. These net operating loss will be carryforward indefinitely under Hong Kong Profits Tax regulation.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, the Company in PRC had $760,660 and $540,913 in net operating loss carryforwards available to offset future taxable income, respectively. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carryback of losses is not permitted. If not utilized, the PRC net operating loss of $488,231, $21,871 and $250,557 will expire in 2021, 2022 and 2023, respectively.

The income tax (benefit) expense was $(479,901) and $342,856 for the year ended December 31, 2018 and 2017, respectively, related primarily to our subsidiaries located outside of the U.S. Our income (loss) before provision for income taxes for the years ended December 31, 2018 and 2017 was as follows:

The income tax provision consists of the following components:

	December 31, 2018	December 31, 2017
Current:
Federal	$-	$-
State	-	-
Foreign	(145,910)	435,551
Total Current	$(145,910)	$435,551

Deferred:
Federal	$37,398	$(37,398)
State	-	-
Foreign	(371,389)	(55,297)
Total Deferred	$(333,991)	$(92,695)
Total provision for income taxes	$(479,901)	342,856

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follow:

	December 31, 2018	December 31, 2017
Loss before income tax expense	$(8,111,864)	$(718,719)
Computed tax benefit with statutory tax rate	(1,338,456)	(118,588)
Impact of different tax rates in other jurisdictions	207,524	(255,701)
Tax effect of non-deductible expenses	188,538	281,867
Toll-charge from the Tax Act	-	3,006,508
Foreign tax credits	-	(1,615,515)
Changes in valuation allowance	505,433	(909,388)
Previous years unrecognized tax effects	(42,940)	-
Tax Act U.S. federal rate change	-	(46,327)
Total Provision for Income Taxes	$(479,901)	$342,856

The toll-charge of $9.9 million from the Tax Act subject to taxable income, was fully offset by the current year loss, available federal NOL carryforwards and foreign tax credits. As a result, there was no provisional transition tax accrued as of December 31, 2017.

The effective tax rate was 5.9% and (47.7%) for the years ended December 31, 2018 and 2017, respectively.

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of December 31,	As of December 31,
	2018	2017
Deferred tax assets
Tax loss carried forward	$997,880	$187,826
Unvested restricted share carried forward	7,721	37,398
Deferred advertising expenses	55,921	157,262
Provision for doubtful accounts	109,083	-
Others	465	518
Total deferred tax assets	1,171,070	383,004
Less: valuation allowance	(553,442)	(52,624)
Total Deferred tax assets, net of valuation allowance	617,628	330,380
Deferred tax liabilities
PPE, due to difference in depreciation	(5,890)	(38,950)
Total Deferred tax liabilities	$(5,890)	$(38,950)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	611,738	291,430

Valuation Allowance

During the fiscal year ended December 31, 2017, the company recognized a valuation allowance release of $0.9 million as the company were able to utilize the federal net operating loss to offset the toll-charge income.

The management determines it is more likely than not that part of deferred tax assets could not be utilized, so allowance was provided as of December 31, 2018 and 2017. The net valuation allowance increased by approximately $0.5 million and decreased by approximately $0.9 million during the years ended December 31, 2018 and 2017, respectively

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses no longer exist and additional weight is given to other evidences such as the Company’s projections of growth.

13. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company purchased property, plant and equipment which the payment was due within one year. As of December 31, 2018 and 2017, the Company has capital commitments of $53,920 and $162,021, respectively.

The total future minimum lease payments under the non-cancellable operating lease with respect to the office and the dormitory as of December 31, 2018 are payable as follows:

Operating Lease Commitments

Year ending December 31, 2019	$396,243

Year ending December 31, 2020	230,683

Year ending December 31, 2021	14,737

Year ending December 31, 2022	14,737

Year ending December 31, 2023 and thereafter	37,457

Total	$693,857

Rental expense of the Company was $1,059,083 and $1,004,494 for the year ended December 31, 2018 and 2017, respectively.

14. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Year ended December 31, 2018	Year ended December 31, 2017

Numerator:
Net loss	$(7,631,963)	$(1,061,575)
Denominator:
Weighted-average shares outstanding-Basic	11,218,534	11,077,845
Stock options and restricted shares	-	-
Weighted-average shares outstanding-Diluted	11,218,534	11,077,845

Earnings per share
-Basic	(0.68)	(0.10)
-Diluted	(0.68)	(0.10)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Due to the loss from continued operations for the year ended December 31, 2017, approximately 418,760 and 33,809 options and restricted shares, respectively, were excluded from the calculation of diluted net loss per share.

Due to the loss from continued operations for the year ended December 31, 2018, approximately 254,238 and 22,438 options and restricted shares, respectively, were excluded from the calculation of diluted net loss per share.

15. SHAREHOLDERS’ EQUITY

On August 26, 2015, the 2015 Incentive Share Plan (“2015 Plan”) was approved by the Board of Directors for rewarding the Company’s directors, executives and selected employees and consultants for making major contributions to the success of the Company. 1,037,000 shares were registered on August 27, 2015.

On November 20, 2015, we entered into a Consulting Agreement with Regeneration for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Regeneration the Compensation Shares which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, the Compensation Shares shall be returned to the Company for cancellation. Regeneration shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares. The Compensation Shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. Pursuant to ASC 505-50-30, this transaction was measured based on the fair value of the equity instruments issued as the Company determined that the fair value of the equity instruments issued in a share-based payment transaction with nonemployees was more reliably measurable than the fair value of the consideration received. The Company measured the fair value of the equity instruments in these transactions using the share price and other measurement assumptions on the date at which Regeneration’s commitment for performance is reached. The Company recognized (as appropriate relative to the periods and manner that Company would recognize cash payments under the same arrangement) the cost of the appropriate number of the 487,000 shares at the current fair value as of November 20, 2015, and subsequently each financial reporting date until Regeneration has completed its performance. The stock-based compensation related to this consulting agreement was $144,274 for the year ended December 31, 2017.

On October 2, 2017, the company entered into a prepaid retainer contract with Regeneration to render consulting and advisory services in connection with investor relations. The Company recognized the cost of the 20,000 shares at the current fair value of $46,000 as of October 2, 2017 as prepayment, and amortized the cost subsequently in a straight-line method until Regeneration has completed its performance for one year ended October 2, 2018. Accordingly, the share-based compensation related to this consulting agreement was $34,500 and $11,500 for the years ended December 31, 2018 and 2017, respectively. On January 22, 2018, we issued 20,000 restricted shares of our common share to Regeneration.

Share-based Compensation Plans

On March 1, 2017, November 23, 2017 and December 1, 2017, 15,000, 2,143, 16,667 of restricted share-based awards were granted. 18,942 of restricted stock-based awards were vested during the fiscal year ended December 31, 2017.

On March 1, 2018, 12,438 of restricted share-based awards were granted. 17,143 of restricted stock-based awards were vested during the fiscal year ended December 31, 2018.

On December 1, 2018, 10,000 of restricted share-based awards were granted

The exercise price of share options ranged from $2.91 to $3.65 and the requisite service period ranged from two to five years. 130,419 share options have been vested and 9,765 share options were cancelled during the fiscal year ended December 31, 2017, and no share options were exercised in the year ended December 31, 2017.

47,600 share options have been vested and 164,522 share options were forfeited or expired during the fiscal year ended December 31, 2018, and no share options were exercised in the year ended December 31, 2018.

Share Options:

The number of share options as of December 31, 2018 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding, beginning of year	418,760	3.15	2.42	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(164,522)	3.18	2.15	-
Outstanding, end of year	254,238	3.13	1.30	-
Exercisable, end of year	194,514	3.15	1.05	-
Expected to vest	59,724	3.08	2.13	-

The following table sets forth changes in compensation-related restricted share awards during year ended December 31, 2018, and 17,143 shares are exercisable as of December 31, 2018. The Company uses fair market value of its common share publicly traded on the date of the grant to determine the fair value of restricted shares.

	Number of	Weighted Average Grant Date	Weighted Average Remaining Contractual
	Shares	Fair Value	Term
Unvested at December 31, 2017	16,111	$3.27	0.88 years
Granted	22,438	1.43	0.50 year
Forfeited	-	-
Vested	(27,309)	-
Unvested at December 31, 2018	11,240	0.95	0.78 year

As of December 31, 2018, the unrecognized share-based compensation expenses under the 2015 Stock Incentive Plan were $152,683, which is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income (loss) before February 2021.

The share-based compensation expenses recognized, including the forfeiture of share option, were $200,111 and $751,117 during the years ended December 31, 2018 and 2017, respectively.

16. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements, other than the debt settlement disclosed in Note 5 and Note 10, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Chun Hin Leslie Chow, the Company’s Chief Executive Officer (“CEO”), and Jehn Ming Lim, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company's internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not made any changes in internal controls over financial reporting during the year ended December 31, 2018.

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

The following are our officers and directors as of April 15, 2019. Other than Messrs. Joseph Levinson and John Levy , our officers and other directors reside year-round in either the PRC and Hong Kong and, therefore, it may be difficult for investors to effect service of process within the U.S. upon the latter or to enforce judgments against them obtained from the United States courts.

The following table sets forth certain information concerning our directors and executive officer:

Name	Age	Position

Chun Hin Leslie Chow	35	Chief Executive Officer
Jehn Ming Lim	37	Chief Financial Officer
Joseph Levinson	42	Director
William Kwok Keung Tsui	62	Director
John Levy	63	Director
Xiaoyu Zhang	31	Chairperson and Director
Ming Cheng	34	Director and Vice President of Tianjin Takung

The following is a summary of the biographical information of our directors and officers:

CHUN HIN LESLIE CHOW, is a qualified Certified Public Accountant in the United States. Mr. Chow has extensive experience in financial advising and has been engaging in the profession for more than ten (10) years. Mr. Chow graduated with Highest Honors from the University of California, Santa Barbara, with a Bachelor of Arts degree in Business Economics. From October 2005 to March 2009, Mr. Chow worked at Deloitte &Touche LLP in the United States with his last position as audit senior. From April 2009 to April 2011, Mr. Chow worked as a manager in Albeck Financial Services, a financial consulting firm in the United States. In May 2011, Mr. Chow became a managing director in Albeck Financial Services and was promoted to partner in March 2014. Mr. Chow was mainly responsible for financial reporting review, GAAP technical consultation, financial statement audit preparation, valuation of financial instruments and assisting companies with their management assessment of internal controls under Section 404 of Sarbanes Oxley Act and other corporate governance requirements. Mr. Chow has been an independent non-executive Director of Golden Power Group Holdings Limited, a company listed on the Hong Kong Stock Exchange, since June 2015. Mr. Chow has also been an independent non-executive Director of PPS International (Holdings) Limited, a company listed on the Hong Kong Stock Exchange, since September 2015. Since August 17, 2015, Mr. Chow has been a consultant to the Company. He was appointed our Chief Financial Officer as well as Chief Financial Officer of our Hong Kong subsidiary, Hong Kong Takung Art Co., Ltd, effective February 22, 2016. On November 16, 2018, Mr. Chow took over as acting Chief Executive Officer, replacing Mr. Xiao who resigned the same day.

JEHN MING LIM, has extensive experience in providing financial accounting and advisory services to public and private companies and has been engaging in this profession for more than 14 years. Prior to joining the Company as its Chief Financial Officer on February 18, 2019, Mr. Lim has been a managing director of a financial consulting firm since January 2013 and was mainly responsible for overseeing SEC reporting, GAAP technical consultation, financial statement audit preparation, due diligence and internal controls compliance services. Mr. Lim also has extensive experience in auditing private and public companies in his stints as audit manager and senior auditor of two regional accounting firms in the United States from October 2008 through December 2012 and from September 2006 through October 2008, respectively and as an auditor at Ernst & Young in the United States from September 2004 through to July 2006. Mr. Lim graduated with High Honors from the University of California, Santa Barbara, with a Bachelor of Arts degree in Business Economics.

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

XIAOYU ZHANG, age 31, has been an auditor with PricewaterhouseCoopers at its New Zealand Auckland office since November 2018. Prior to that, she was a senior supervisor of Internal Audit Department with the headquarter of Tianjin KinCheng Bank in China. Ms. Zhang had been an associate and senior associate with PricewaterhouseCoopers China from 2009 to 2015. Ms. Zhang obtained her Bachelor of Financial Management from Tianjin University, located in China and Master of Business Administration from Nankai University, located in China, and Postgraduate Diploma in Accounting from Massey University, located in New Zealand.

MING CHENG, age 34, worked with Northern Lights Tech Development Co., Ltd, located in Tianjin, China, in charge of the E commercial platform and Customer Relationship Management (“CRM”) development projects since 2015. Prior to the aforementioned, he served with Good Technology located in Tianjin, China, as the technology team leader in charge of their development of Business Mail System Application and CRM development from 2013 to 2014. Prior to this, he worked for Intel Corporation with the mobile CPU development project and before that he worked at Nokia for handset development project from 2008 to 2011. On January 17, 2019, Mr. Cheng entered into an employment agreement with Tianjin Takung to assume the position of Vice President. Mr. Cheng earned his Master of Multimedia from Communication University of China and a Bachelor of Automation from Beijing University of Post and Communication.

Directors and Officers of Hong Kong Takung

Mr. Song Wang is a director of Hong Kong Takung. Under Hong Kong Takung’s Articles of Association and Hong Kong law, Hong Kong Takung is managed by the General Manager who is appointed and supervised by its Board of Directors. A director is appointed by the shareholders for a term of one year or until the next Annual General Meeting and can be re-elected for consecutive terms.

Mr. Lim, our Chief Financial Officer, has been appointed Chief Financial Officer of Hong Kong Takung effective February 1, 2019.

Directors and Officers of Shanghai Takung and Tianjin Takung

Mr. Song Wang is Shanghai Takung and Tianjin Takung’s General Manager and also the director of the Tianjin Takung, Shanghai Takung.

Mr. Wang served as the department head of marketing of Takung Art Co., Ltd., bringing great leaps and bounds to the company in terms of customer quantity and customer quality. He graduated with Highest Honors from University of Illinois at Urbana-Champaign, major in Economics with a minor in Statistics. Through his five-year study in the United States, He is not only understood American society, but also realized the differences in business mechanisms between the two societies. Base on his study of economic system and integration of individual judgment of the market, he can figure out the advantages and disadvantages of different business mechanisms.

Directors and Officers of Takung Art Holdings

Mr. Di Xiao is a director of Takung Art Holdings. Under Takung Art Holdings’ Articles of Association and Hong Kong law, Takung Art Holdings is managed by the General Manager who is appointed and supervised by its Board of Directors. A director is appointed by the shareholders for a term of one year or until the next Annual General Meeting and can be re-elected for consecutive terms.

Directors and Officers of Art Era

Mr. Zhong Fu was appointed as director and General Manager of Art Era on September 7, 2018.

Mr. Fu has been a department head of e-commerce platform development since September 12, 2017. He has substantial experience in developing e-commerce platforms for art and is knowledgeable about copyright registrations in China. He served as the general manager of Tianjin Yin Xiang from 2015 to 2017. He had to leave his job during 2014 because of family issues. On 2008 to 2013, he was engaged in business development related work at Xi En Advisory Firm. He graduated from Nankai University with a Bachelor of Information and Technology degree in 2004 and completed his postgraduate studies in psychology at Tianjin Normal University in 2007

Term of Office

Our directors hold their positions until the next annual meeting of shareholders and until their successor is elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the shareholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our Board believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the shareholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

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

	Xiaoyu Zhang	William Tsui	Joseph Levinson	John Levy	Ming Cheng
High level of financial literacy	X	X	X	X
Extensive knowledge of the Company’s business					X
Marketing/Marketing related technology experience		X			X
Relevant Chief Executive/President or like experience		X	X	X
Corporate Governance expertise			X	X

Xiaoyu Zhang

High level of financial literacy – Ms. Zhang obtained her Bachelor of Financial Management from Tianjin University, located in China, Master of Business Administration from Nankai University, located in China, and Postgraduate Diploma in Accounting from Massey University, located in New Zealand.

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

Ming Cheng

Extensive knowledge of the Company’s business/ Marketing/Marketing related technology experience – Mr Cheng worked with Northern Lights Tech Development Co., Ltd, located in Tianjin, China, in charged of its e-commerce platform and Customer Relationship Management (“CRM”) development projects since 2015. Prior to the aforementioned, he served with Good Technology located in Tianjin, China, as the technology team leader in charged of their development of Business Mail System Application and CRM from 2013 to 2014. Prior to this, he worked for Intel Corporation in its mobile CPU development project and before that he worked at Nokia in its handset development project from 2008 to 2011. Mr. Cheng earned his Master of Multimedia from Communication University of China and a Bachelor of Automation from Beijing University of Post and Communication. Mr. Cheng joined the Company’s PRC subsidiary, Takung Cultural Development (Tianjin) Co., Ltd to assume the position of Vice President on January 17, 2019.

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

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2018:

Board of Directors	8
Audit Committee	8
Compensation Committee	2
Nominating Committee	2

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

Board Leadership Structure and Role in Risk Oversight

Ms. Xiaoyu Zhang is the Company’s Chairman of Board of Director and Mr. Jehn Ming Lim is our Chief Financial Officer. We have four independent directors. Mr. Chun Hin Leslie Chow is our chief executive officer is best situated to serve as our business and industry most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well. The Board’s role in the risk oversight of the Company includes, among other things:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Share and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our Company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2018, our officers and directors, and all of the persons known to us to own more than 10% of our Common Share, filed all required reports on a timely basis except for two persons who owned more than 10% of our Common Share and filed their reports late and three of our directors filed their Form 4 late.

Item 11.	Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Takung Art Co., Ltd and its subsidiaries, Hong Kong Takung Art Co., Ltd, Hong Kong Takung Art Holdings Co., Ltd, Takung (Shanghai) Co., Ltd, Takung Cultural Development (Tianjin) Co., Ltd and Art Era Internet Technology (Tianjin) Co., Ltd, in the fiscal years ended December 31, 2018 and 2017 in their capacity as such officers. Mr. Ming Cheng receives no additional consideration for his services as director of the Company. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Bonus	Share Options *	Total Annual
Di Xiao (1)	2018	$178,626	$46,555	$9,900	$235,081
Former Chief Executive Officer and Director of the company and Hong Kong Takung, Director of Takung Art Holdings	2017	230,988	58,624	61,246	350,858

Chun Hin Leslie Chow (2)	2018	208,325	104,417	7,059	319,801
Chief Executive Officer, former Chief Financial Officer	2017	224,422	419,234	73,612	717,268

Zishen Li (3) Former Vice President, Hong Kong Takung General Manager, Shanghai Takung and Tianjin Takung	2018	67,022	57,530	11,738	136,290
	2017	83,653	26,553	13,431	123,637

(1)     For the year ended December 31, 2018, Mr. Xiao received a salary of $178,626, bonus of $46,555 and share options worth $9,900.

On March 1, 2016, Mr. Xiao was granted share options to purchase 50,000 shares of Common Share of the Company at an exercise price of $3.30 per share pursuant to the Company’s 2015 Incentive Share Plan. The options are exercisable during the term of his employment in three equal installments of 16,666 shares of common share, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof.

Mr. Xiao became a Director of Takung Art Holdings on July 20, 2018. He resigned all his other positions on November 19, 2018.

(2)     Mr. Chow was appointed our Chief Financial Officer and Chief Financial Officer of our Hong Kong subsidiary, Hong Kong Takung Art Co., Ltd on February 22, 2016. On February 22, 2016, Mr. Chow was granted share options to purchase 50,000 shares of Common share of the Company at an exercise price of $2.91 per share pursuant to the Company’s 2015 Incentive Stock Plan. The options are exercisable during the term of his employment in three equal installments of 16,666 shares of Common Share, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof. On November 16, 2018, Mr. Chow took over as acting Chief Executive Officer, replacing Mr. Xiao who resigned that day. There was no change in Mr. Chow’s employment terms. For the year ended December 31, 2018, Mr. Chow received an apportioned salary of $208,325, a bonus of $104,417, and share options worth $7,059

(3)     Mr. Li had been a Vice President of Hong Kong Takung since March 1, 2015. He was subsequently appointed as the General Manager of Shanghai Takung with effect from July 28, 2015 and General Manager of Tianjin Takung with effect from January 27, 2016. He was appointed as director of the Company on March 11, 2016. For the year ended December 31, 2017, Mr. Li received an apportioned salary of $83,653 and an apportioned bonus of $26,553. For the year ended December 31, 2018, Mr. Li received an apportioned salary of $67,022 and an apportioned bonus of $57,530. Mr. Li resigned from all his positions on November 15, 2018. His compensation is apportioned between the subsidiaries, Hong Kong Takung Art Co., Ltd, Shanghai Takung and Tianjin Takung to reflect the time he spends on the affairs of these entities. He receives no additional compensation as director of the Company.

*The value reported for each executive is the cost recognized in our financial statements during fiscal year 2018, calculated in accordance with Accounting Standards Codification Topic 718 "Share-based Compensation”.

Operating Subsidiary Executive Compensation Summary

The table below sets forth the positions and compensations for the officers of Hong Kong Takung for the years ended December 31, 2018 and 2017.

Name	Year	Annual Salary ($)		Bonus ($)	Total ($)
Di Xiao	2018	178,626	(1)	46,555	225,181
Former Chief Executive Officer and Director	2017	230,988		58,624	289,612

Leslie Chow	2018	208,325	(2)	104,417	312,742
Chief Executive Officer, former Chief Financial Officer	2017	224,422		419,234	643,656

Song Wang Director	2018	11,483	(3)

(1)

Mr. Xiao’s monthly compensation was adjusted to $17,863 (HK$140,000) on February 2017 and remained unchanged for 2018. His compensation was apportioned between Takung Art Co., Ltd and its subsidiary, Hong Kong Takung Art Co., Ltd to reflect the time he spends on the affairs of both entities. Mr. Xiao became a Director of Takung Art Holdings on July 20, 2018. He resigned all his other positions on November 19, 2018 except that he remains a Director of Takung Art Holdings but receives no compensation for his positions there.

(2)	Mr. Chow’s monthly compensation was adjusted to $17,360 (HK$136,064) on February 2017 and remained the same for 2018. His compensation is apportioned between Takung Art Co., Ltd and its subsidiary, Hong Kong Takung Art Co., Ltd to reflect the time he spends on the affairs of both entities.

(3)	Mr. Wang has been receiving a monthly compensation of $3,828 (HKD$30,000) from Hong Kong Takung for his services as director since October 1, 2018.

The table below sets forth the positions and compensations for the General Manager of Shanghai Takung and Tianjin Takung for the years ended December 31, 2018 and 2017.

Name	Year	Annual Salary ($)		Bonus ($)	Total ($)
Zishen Li	2018	$67,022	(1)	$57,530	$124,552
Former General Manager	2017	83,653		26,553	110,206

Song Wang	2018	10,939	(2)	3,038	13,977
General Manager and Director of Tianjin Takung and Shanghai Takung	2017	10,778		3,267	14,045

(1)

Mr. Li’s monthly compensation paid by Hong Kong Takung and Shanghai Takung were $4,848 (HKD$38,000) and $1,726 (RMB11,408), respectively for 2018, to reflect the time he spent on the affairs of the entities. Mr. Li resigned on his own accord on November 15, 2018.

(2)	Mr. Wang’s average monthly compensation paid by Tianjin Takung was $912 (RMB 6,025).

The table below sets forth the positions and compensations for the General Manager of Takung Art Holdings and Art Era for the year ended December 31, 2018:

Name	Year	Annual Salary ($)		Bonus ($)	Total ($)
Di Xiao	2018	--	(1)	-	-
Director of Takung Art Holdings

Zhong Fu	2018	6,151	(2)	-	6,151
General Manager and Director of Art Era

(1)	Mr. Xiao became a Director of Takung Art Holdings on July 20, 2018 but receives no compensation there.

(2)	Mr. Fu’s average monthly compensation paid by Art Era was $3,075 (RMB 20,325) from November to December 2018.

Operating Subsidiary Employment Agreements

Mr. Xiao entered into an employment agreement with Hong Kong Takung on June 1, 2014 whereby he agreed to serve as Hong Kong Takung’s General Manager and Managing Director. Pursuant to such employment agreement, Mr. Xiao is entitled to a monthly salary of $7,655 (HK$60.000), which will be reviewed annually in January. On March 2015, Mr. Xiao’s salary was adjusted to $10,207 (HK$80,000), and was adjusted to $12,759 (HK$100,000) on October 2015, and was adjusted to $15,311 (HK$120,000) on April 2016, and further adjusted to $17,863 (HK$140,000) on February 2017. The employment agreement may be terminated by either party upon one month’s advance notice. Mr. Xiao became a director of Takung Art Holdings on July 20, 2018. He resigned all his other positions on November 19, 2018

Mr. Li has been a Vice President of Hong Kong Takung since March 1, 2015. He was subsequently appointed as the General Manager of Shanghai Takung and Tianjin Takung with effect from July 28, 2015 and January 27, 2016, respectively. The employment with Mr. Li can be terminated by either party by giving at least one month notice. Mr. Li resigned on his own accord on November 15, 2018.

On February 22, 2016, the board of directors of the Company approved the appointment of Mr. Chow as Chief Financial Officer of the Company and the Company’s wholly-owned Hong Kong subsidiary, Hong Kong Takung Art Co., Ltd, effective February 22, 2016. The employment agreement may be terminated by either party upon three months’ advance notice. On November 16, 2019, Mr. Chow took over as acting Chief Executive Officer, replacing Mr. Xiao who resigned that day. There was no change in Mr. Chow’s employment terms. Mr. Chow’s positions as our Chief Financial Officer and Chief Financial Officer of Hong Kong Takung has been filled by Mr. Jehn Ming Lim since February 18, 2019.

Mr. Wang has been a business development department head since March 1, 2015. He was subsequently appointed as the director of Hong Kong Takung, General Manager and Director of Shanghai & Tianjin Takung with effect from October 10, 2018. The employment with Mr. Wang can be terminated by either party by giving at least one month notice.

Mr. Fu has been a department head of e-commerce platform development since September 12, 2017. He was subsequently appointed as the General Manager and Director of Art Era on September 7, 2018. The employment with Mr. Fu can be terminated by either party by giving at least one month notice.

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

Compensation of Directors

The following table sets forth the compensation received by our directors in fiscal years 2018 and 2017 in their capacity as directors.

Name and Principal Position	Year	Fee earned or paid in Cash ($)	Base Compensation and bonus ($)	Share Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred	All Other Compensation ($)	Total ($)
Di Xiao (1)	2018	$-	$225,181	$-	$9,900	$-	$-	$-	$235,081
Former Chief Executive Officer and Director	2017	-	289,612	-	61,246	-	-	-	350,858

Joseph Levinson (2)	2018	40,000	-	23,178	-	-	-	-	63,178
Director	2017	50,000	-	36,124	-	-	-	-	86,124

William Kwok Keung Tsui (2)	2018	40,000	-	23,178	-	-	-	-	63,178
Director	2017	50,000	-	43,624	-	-	-	-	93,624

John Levy (3)	2018	40,000	-	27,579	-	-	-	-	67,579
Director	2017	50,000	-	38,440	-	-	-	-	88,440

Zishen Li (4)	2018	-	124,552	-	11,738	-	-	-	136,290
Former Director	2017	-	110,206	-	13,431	-	-	-	123,637

Xiaoyu Zhang (5)	2018	-	-	-	-	-	-	-	-
Director (Chair person)	2017	-	-	-	-	-	-	-	-

Ming Cheng (6)	2018	-	-	-	-	-	-	-
Director	2017	-	-	-	-	-	-	-	-

(1)

On March 1, 2016, Mr. Di Xiao was granted share options to purchase 50,000 shares of Common Share of the Company at an exercise price of $3.30 per share pursuant to the Company’s 2015 Incentive Share Plan.  The options are exercisable during the term of his employment in three equal installments of 16,666 shares of Common Share, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof. Mr. Xiao received these share options for his services as director for the year ended December 31, 2018. He resigned from all his other positions on November 19, 2018.

(2)	Messrs. Joseph Levinson and William Kwok Keung Tsui joined the Company as its directors on December 1, 2015. They both received an apportioned cash compensation of $40,000 and shares awards worth $23,178 for their services for the year ended December 31, 2018.

(3)	Mr. John Levy joined the Company as a director on March 1, 2016. He received an apportioned cash compensation of $40,000 and share awards worth $27,579 for his services for the year ended December 31, 2018.

(4)

Mr. Zishen Li was appointed to serve as a director of the Company on March 11, 2016. He received share awards worth $11,738 for his services as director. Mr. Li resigned on his own accord on November 15, 2018.

(5)	Ms. Xiaoyu Zhang was appointed director and Chairperson of the board of directors on November 19, 2018. She received no share awards for the year ended December 31, 2018

(6)	Mr. Cheng was appointed director on November 19, 2018. He received no share awards for the year ended December 31, 2018

Option Grants Table

During the year ended December 31, 2018, the Company did not grant new share options. For the year ended December 31, 2016, the Company granted an aggregate of 431,525 share options under the 2015 Plan. 268,600, including a grant of 50,000 shares to a non-employee who became an employee on March 2, 2016, were granted effective on February 2, 2016, 50,000 were granted effective on February 29, 2016 and 112,925 of the options were granted effective on March 30, 2016.

Outstanding Equity Awards at Fiscal Year-End

During year ended December 31, 2018, 22,438 of restricted share-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The total unvested restricted share was 11,240 shares as of December 31, 2018.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

194,514 share options have been vested and 164,522 share options were cancelled during year ended December 31, 2018. As of December 31, 2018, the number of options outstanding and exercisable were 254,238 and 194,514 respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of April 15, 2019.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Takung Art Co., Ltd, Flat/RM 05 11/F Wing On Plaza 62 Mody Road, Tsim Sha Tsui, Hong Kong.

		Number of Shares	Percentage Ownership of Shares of
Name and Address	Title of Class	Beneficially Owned (1)	Common Share
Owner of more than 5% of Class

Hiu Ngai Ma	Common Share	5,216,907	46.47%
2A, Block H3, Chi Fu Fa Yuen, Pok Fu Lam, Hong Kong

CEDE & CO PO BOX 20 Bowling Green Station New York NY 10014	Common Share	1,344,829	11.98%

Directors and Officers

Chun Hin Leslie Chow (2)	Common Share	70,000	1.06%

Joseph Levinson (3)	Common Share	20,476	*

William Kwok Keung Tsui (3)	Common Share	20,476	*

John Levy (4)	Common Share	12,463	*

Xiaoyu Zhang (5)	Common Share	-	*

Ming Cheng (5)	Common Share	-	*

All Officers and Directors (Six persons)		123,415	1.54%

* Less than one percent (1%) of the issued and outstanding shares of Common Share as of April 15, 2019.

(1)

In determining beneficial ownership of our Common Share as of a given date, the number of shares shown includes shares of Common Share which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of Common Share owned by a person or entity on April 15, 2019, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of Common Share outstanding on April 15, 2019 (11,226,025), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred share and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)

On February 22, 2016, Mr. Chow was granted an option pursuant to the Company's 2015 Incentive Share Plan to purchase a total of 50,000 shares of Common Share of the Company at $2.91 per share. The option shall become exercisable during the term of his employment in three (3) equal annual installments of 16,666 shares of Common Share each, the first installment to be exercisable on the date of issue of the option with additional installments becoming exercisable on each of the successive anniversaries following the option grant date. As of April 15, 2019, Mr. Chow may exercise his option to purchase 50,000 shares of the Company’s Common Share.

(3)

Both Messrs. Joseph Levinson and William Kwok Keung Tsui were appointed directors of the Company on December 1, 2015. Pursuant to Mr. Tsui’s original appointment letter, he shall, apart from cash compensation be entitled to receive 5,000 restricted shares of Common Share per year, which shall vest in 4 equal quarterly installments. Mr. Tsui’s compensation was amended on November 23, 2017 to provide that he shall be entitled to receive 5,000 restricted shares of Common Share per year or $25,000 worth of shares, whichever is greater. Pursuant to Mr. Levinson’s original appointment letter, he shall, apart from cash compensation, be entitled to receive 5,000 restricted shares of Common Share, or the equivalent for $25,000 worth of shares, whichever is greater per year. On March 14, 2019, we amended both Messrs. Tsui and Levinson’s annual compensation in restricted shares of Common Share to be fixed at 5,000 commencing on December 1, 2018.

(4)

Mr. Levy was appointed as director of the Company on March 1, 2016.  Pursuant to Mr. Levinson’s original appointment letter, he shall, apart from cash compensation, be entitled to receive 5,000 restricted shares of Common Share, or the equivalent of $25,000 worth of shares, whichever is greater, per year, which shall vest in 4 equal quarterly installments. On March 14, 2019, we amended Mr. Levinson’s annual compensation in restricted shares of Common Share to be fixed at 5,000 commencing on March 1, 2019.

(5)	Both Xiaoyu Zhang and Ming Cheng were appointed directors of the Company on November 19, 2018 and neither has received any Common Share awards nor own any Common Share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than five percent of our outstanding Common Share, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect our company.

On November 20, 2015, we entered into a Consulting Agreement with Regeneration Capital Group, LLC for the provision of certain consulting and advisory services, including without limitation, assisting in the preparation of Company financial projections, business plans, executive summaries and website, and recruiting qualified directors and officers. In consideration for providing such services, the Company issued to Capital Group, LLC 487,000 restricted shares of Common Share (the “Compensation Shares”) which are placed in an escrow account maintained with the Company’s attorneys until either (i) the Company has successfully listed its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, whereupon the Compensation Shares shall be forthwith delivered to Regeneration or (ii) if the Company is unsuccessful in listing its securities on the NASDAQ or other U.S. securities exchange on or before March 31, 2017, the Compensation Shares shall be returned to the Company for cancellation. Regeneration Capital Group, LLC shall be entitled to “piggy-back” registration rights with respect to the Compensation Shares.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Xiaoyu Zhang, William Kwok Keung Tsui, John Levy and Joseph Levinson are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Item 14. Principal Accounting Fees and Services.

On April 26, 2016, Marcum Bernstein & Pinchuk LLP (“Marcum”) was appointed as our independent registered public accounting firm.

Audit Fees

We incurred approximately $175,000 for professional services rendered by our current registered independent public accounting firm, Marcum Bernstein & Pinchuk LLP for the audit and review of the Company in the fiscal year 2017.

We incurred approximately $339,000 for professional services rendered by our current registered independent public accounting firm, Marcum Bernstein & Pinchuk LLP for the audit and review of the Company in the fiscal year 2018.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2018 and 2017.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2018 and 2017.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2018 and 2017.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment (3)
3.7	Certificate of Amendment (5)
3.8	Certificate of Incorporation of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
3.9	Articles of Association of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
4.1	Takung Art Co., Ltd 2015 Incentive Share Plan (6)
10.1	Share Exchange Agreement dated September 23, 2014, by and among Cardigant Medical Inc., HongKong Takung Assets and Equity Artworks Exchange Co., Ltd., and the shareholders of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
10.2	Tenancy Agreement with Hongville Limited (4)
10.3	Co-Owner Agreement (4)
10.4	Provisional Rules Governing the Trading in Artwork Units (4)
10.5	Provisional Rules Governing the Offering and Listing of Artwork Units(4)
10.6	Market Entry Agreement of Traders (4)
10.7	Provisional Administrative Measures Governing the Registration and Clearing of Artwork Units(4)
10.8	Order Form with China Telecom Global Limited(4)
10.9	Employment Letter, dated June 1, 2014, by and between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Di Xiao(4)
10.10	Cooperation Agreement for Bank-Dealer Payment Services, dated August 20, 2013, by and between Wing Lung Bank Ltd. and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.11	Agreement of Funds Transfer Services, dated June 25, 2014, by and between China Merchants Bank Co., Ltd., Hong Kong Branch and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.12	Internet and SMS Marketing Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.13	Print Media Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.14	Trader Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.15	Software Development Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.16	Subscription Agreement (8)
10.17	Consulting Agreement between the Company and Regeneration Capital Group, LLC dated November 20, 2015 (9)
10.18	Software Development Agreement dated August 1, 2015, between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Shenzhen Qianrong Cultural Investment Development Co., Ltd.(10)
10.19	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated July 15, 2016 (11)
10.20	Loan Agreement between Takung (Shanghai) Co., Ltd, Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated July 15, 2016 (11)
10.21	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated August 24. 2016. (12)
10.22	Loan Agreement between Takung (Shanghai) Co., Ltd, Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated August 24, 2016.(12)

10.23	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Jianping Mao dated August 25. 2016. (12)
10.24	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated November 14. 2016. (13)
10.25	Loan Agreement between Takung (Shanghai) Co., Ltd, Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated November 14. 2016. (13)
10.26	English Translation of the Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated December 2, 2016. (14)
10.27	English Translation of the Loan Agreement between Takung Cultural Development (Tianjin) Co., Ltd., Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated December 2, 2016. (14)
10.28	Financial Advisory Agreement between the Company and Maxim Group, LLC dated October 27, 2016.(15)
10.29	Extension of Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated January 4, 2017. (16)
10.30	Loan Agreement between Takung Cultural Development (Tianjin) Co., Ltd., Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated January 4, 2017. (16)
10.31	Employment Agreement between Mr. Jehn Ming Lim and Hong Kong Takung Art Co., Ltd dated February 18, 2019. (17)
10.32	Lease Agreement between The Shaw Foundation Hong Kong Limited and Hong Kong Takung Art Company Limited dated January 25, 2019. *
10.33	English Translation of Lease Agreement between Zhang Ying and Takung Cultural Development (Tianjin) Co., Ltd. *

21.1	List of Subsidiaries *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

(4)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(5)	Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on August 12, 2015.

(6)	Incorporated herein by reference to Exhibit 4.1 to our registration statement on Form S-8 filed with the SEC on August 27, 2015.

(7)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 31, 2015.

(8)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 17, 2015.

(9)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 23, 2015.

(10)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on November 25, 2015.

(11)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on July 20, 2016.

(12)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on August 30, 2016.

(13)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 23, 2016.

(14)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on December 7, 2016.

(15)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on December 9, 2016.

(16)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on January 10, 2017.

(17)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on February 19, 2019.

*	Filed herewith

**	Furnish herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKUNG ART CO., LTD

April 15, 2019	By:	/s/ Chun Hin Leslie Chow
Chun Hin Leslie Chow
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chun Hin Leslie Chow	Chief Executive Officer	April 15, 2019
Chun Hin Leslie Chow	(Principal Executive Officer)

/s/ Jehn Ming Lim	Chief Financial Officer	April 15, 2019
Jehn Ming Lim	(Principal Financial and Accounting Officer)

/s/Joseph Levinson	Director	April 15, 2019
Joseph Levinson

/s/ William Kwok Keung Tsui	Director	April 15, 2019
William Kwok Keung Tsui

/s/ John Levy	Director	April 15, 2019
John Levy

/s/ Xiaoyu Zhang	Director and Chairperson	April 15, 2019
Xiaoyu Zhang

/s/ Ming Cheng	Director	April 15, 2019
Ming Cheng

