Form 10-Q
period 2019-03-31
Takung Art Co., Ltd.
filed 2019-05-16
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

+852 3158 0977

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TKAT	NYSE American

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

The number of shares of common stock issued and outstanding as of May 15, 2019 is 11,255,129.

FORM 10-Q

TAKUNG ART CO., LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,740,711	$7,974,884
Restricted cash	10,372,455	4,549,202
Account receivables, net	254,784	568,757
Prepayment and other current assets	699,093	955,249
Amount due from a related party	6,052,420	5,907,789
Loan receivables	-	2,391,350
Total current assets	25,119,463	22,347,231

Non-current assets
Property and equipment, net	1,275,624	1,445,679
Intangible assets	22,230	22,284
Operating lease right-of-use assets	356,418	-
Deferred tax assets, net	607,824	611,738
Other non-current assets	86,323	142,293
Total non-current assets	2,348,419	2,221,994
Total assets	$27,467,882	$24,569,225

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$569,754	$641,692
Customer deposits	10,372,455	4,549,202
Advance from customers	13,376	8,995
Short-term borrowings from third parties	-	2,499,500
Amount due to a related party	6,369,589	6,385,288
Operating lease liabilities – current	181,126	-
Tax payables	14,265	15,101
Total current liabilities	17,520,565	14,099,778

Non-current liabilities
Operating lease liabilities, non-current	175,292	-

Total liabilities	17,695,857	14,099,778

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,226,025 shares issued and outstanding as of March 31, 2019; 11,226,025 shares issued and outstanding as of December 31, 2018)	11,226	11,226
Additional paid-in capital	6,298,641	6,281,790
Retained earnings	3,770,340	4,479,133
Accumulated other comprehensive loss	(308,182)	(302,702)
Total shareholders’ equity	9,772,025	10,469,447
Total liabilities and shareholders’ equity	$27,467,882	$24,569,225

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2019	2018

Revenue
Listing fee	$289,072	$1,978,667
Commission	178,358	1,635,517
Authorized agent subscription revenue	-	191,623
Management fee	68,271	168,315
Annual fee		162
Total revenue	535,701	3,974,284

Cost of revenue	(267,279)	(933,593)
Gross profit	268,422	3,040,691

Operating expenses
General and administrative expenses	(1,274,585)	(3,008,885)
Selling expenses	(30,812)	(243,591)
Total operating expenses	(1,305,397)	(3,252,476)

Loss from operations	(1,036,975)	(211,785)

Other income and expenses:
Other (expenses) income	(21,990)	239,403
Loan interest expense	-	(154,783)
Exchange gain	358,734	992,895
Total other income	336,744	1,077,515

(Loss) income before income tax expenses	(700,231)	865,730

Income tax expenses	(8,562)	(442,440)

Net (loss) income	(708,793)	423,290

Foreign currency translation adjustment	(5,480)	(17,167)

Comprehensive (loss) income	$(714,273)	$406,123

(Loss) earnings per common share – basic	$(0.06)	$0.04
(Loss) earnings per common share – diluted	$(0.06)	$0.04
Weighted average number of common shares outstanding –basic	11,226,025	11,204,215
Weighted average number of common shares outstanding –diluted	11,226,025	11,223,408

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUTIY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Number	Common	Additional Paid-in	Retained	Accumulated other comprehensive
	of shares	stock	capital	earnings	loss	Total

Balance, December 31, 2018	11,226,025	11,226	6,281,790	4,479,133	(302,702)	10,469,447

Issuance of ordinary shares for restricted stock award	-	-	-	-	-	-

Shared-based compensation	-	-	16,851	-	-	16,851

Net loss	-	-	-	(708,793)	-	(708,793)

Foreign currency translation adjustment	-	-	-	-	(5,480)	(5,480)

Balance, March 31, 2019	11,226,025	11,226	6,298,641	3,770,340	(308,182)	9,772,025

	Number	Common	Additional Paid-in	Retained	Accumulated other comprehensive
	of shares	stock	capital	earnings	loss	Total

Balance, December 31, 2017	11,188,882	11,189	6,116,216	12,111,096	(320,290)	17,918,211

Issuance of ordinary shares for restricted stock award	20,000	20	(20)	-	-	-

Shared-based compensation	-	-	73,749	-	-	73,749

Net income	-	-	-	423,290	-	423,290

Foreign currency translation adjustment	-	-	-	-	(17,167)	(17,167)

Balance, March 31, 2018	11,208,882	11,209	6,189,945	12,534,386	(337,457)	18,398,083

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018

Cash flows from operating activities:
Net cash provided by operating activities	6,175,680	3,039,614

Cash flows from investing activities:
Purchase of property and equipment	(27,233)	(231,478)
Purchase of available-for-sale investments	(10,633,534)	(28,173,448)
Maturity and redemption of available-for-sale investments	10,633,534	28,173,448
Repayment from loan to third party	2,443,252	239,356
Net cash provided by investing activities	2,416,019	7,878

Cash flows from financing activities:
Repayment of loan from third party	(2,499,500)	-
Net cash used in financing activities	(2,499,500)	-

Effect of exchange rate change on cash, cash equivalents and restricted cash	(503,119)	726,355

Net increase in cash, cash equivalents and restricted cash	5,589,080	3,773,847

Cash, cash equivalents and restricted cash, beginning balance	12,524,086	37,140,582

Cash, cash equivalents and restricted cash, ending balance	$18,113,166	$40,914,429

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents as of March 31, 2019 and 2018, respectively	7,740,711	12,809,609
Restricted cash as of March 31, 2019 and 2018, respectively	10,372,455	28,104,820
Total cash, cash equivalents, and restricted cash as of March 31, 2019 and 2018, respectively	18,113,166	40,914,429

Supplemental cash flows information:

Cash paid for interest	$-	$74,601
Cash paid for income tax	$-	$108,393

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. Dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2019, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted ASC 842, Leases, using the modified retrospective method which allows for the application of the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these condensed consolidated financial statements. As permitted by the guidance, the Company elected to retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date and did not reassess contracts entered into prior to the adoption date for the existence of a lease. The Company also did not recognize ROU assets and lease liabilities for short-term leases, which are leases in existence as of the adoption date with an original term of twelve months or less.

As a result of the adoption of the standard, the Company recognized operating lease right-of-use assets and operating lease liabilities of $0.36 million, on its condensed consolidated balance sheet as of March 31, 2019. The assets and liabilities recognized upon application of the transition provisions were primarily associated with existing office and storage leases.

Except for the ASUs issued but not yet adopted disclosed in Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

 3. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Prepaid taxes	$401,351	$399,026
Deposit	10,803	241,827
Prepaid service fee	94,224	140,934
Staff advance	88,109	93,676
Prepaid repair and maintenance	1,360	1,201
Short-term borrowings to third parties	53,505	-
Other current assets	49,741	78,585
Prepayment and other current assets	$699,093	$955,249

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Listing fee	$254,784	$568,757
Authorized agent subscription revenue	556,465	557,837
Monthly commission fee	1,374,760	1,378,148
Others	53,494	53,626
Less: allowance for doubtful accounts	(1,984,719)	(1,989,611)
Account receivables, net	$254,784	$568,757

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Furniture, fixtures and equipment	$157,294	$156,656
Leasehold improvements	345,398	447,048
Computer trading and clearing system	3405,085	3,382,168
Transport equipment	107,189	104,628
Sub-total	4,014,966	4,090,500
Less: accumulated depreciation	(2,739,342)	(2,644,821)
Property and equipment, net	$1,275,624	$1,445,679

Depreciation expense was $156,779 and $228,704 for the three months ended March 31, 2019 and 2018, respectively.

6. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Accruals for consulting fees	$264,142	$264,793
Payroll payables	99,838	104,437
Trading and clearing system	52,507	86,208
Accruals for professional fees	113,593	49,518
Other payables	39,674	136,736
Total accrued expenses and other payables	$569,754	$641,692

7. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of director and related parties to which the Company has transactions with:

(a) Wang Song (“Wang”), the General Manager of Tianjin Takung and Shanghai Takung, and Director of Hong Kong Takung, Tianjin Takung and Shanghai Takung.

(b) Liu Zhenying (“Liu”), the former Vice President of Hong Kong Takung. Liu resigned from the Company on September 30, 2018.

Amount due from a related party consisted of the following as of the years indicated:

	March 31, 2019	December 31, 2018
	(Unaudited)
Wang (a)	$6,052,420	$5,907,789
Total	6,052,420	5,907,789

Amount due to related party

Amount due to related party consisted of the following as of the years indicated:

	March 31, 2019	December 31, 2018
	(Unaudited)
Wang (a)	$6,369,589	$6,385,288
Total	6,369,589	6,385,288

On May 16, 2018, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Loan") with Liu that was transferred to Wang on October 18, 2018 for the loan of $6,369,589(HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan is May 15, 2019. On May 15, 2019, Hong Kong Takung entered into an extension agreement with Wang to extend the HK Dollar Loan with a due date on May 15, 2020.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Loan") with Liu that was transferred to Wang on October 18, 2018 for the loan of $6,052,420 (RMB40,619,000) to Wang with the maturity date of the loan is May 15, 2019. On May 15, 2019, Tianjin Takung entered into an extension agreement with Wang to extend the RMB Loan with a due date on May 15, 2020.

Through an understanding between Wang and the Company, the HK Dollar Loan is "secured" by the RMB Loan. It is the understanding between the parties that the HK Dollar Loan and the RMB Loan will be repaid simultaneously.

8. INCOME TAXES

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB118”) was issued to provide guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As of December 22, 2018, the Company has completed the assessment of the income tax effect of the Tax Act and there were no adjustments recorded to the provisional amounts.

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. For the three months ended March 31, 2019 and 2018, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

As of March 31, 2019 and December 31, 2018, the Company in the United States had $248,945 and $1,332,488 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. Carrybacks are now prohibited. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

Hong Kong

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

The provision for current income taxes of the subsidiary operating in Hong Kong has been calculated by applying the current rate of taxation of 16.5% for the three months ended March 31, 2019 and the year ended December 31, 2018, if applicable.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25%.

The income tax provision consists of the following components:

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-
State	-	-
Foreign	-	356,281
Total Current	$-	$356,281

Deferred:
Federal	$-	$37,398
State	-	-
Foreign	8,562	48,761
Total Deferred	$8,562	$86,159

Total income tax (benefit) expense	$8,562	$442,440

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
(Loss) income before income tax expense	$(700,231)	$865,730

Computed tax expense with statutory tax rate	(115,494)	142,845
Impact of different tax rates in other jurisdictions	39,483	20,700

Non-deductible items:
Tax effect of non-deductible expenses	6,825	141,310
Changes in valuation allowance	77,748	137,585

Total income tax expense	$8,562	$442,440

The effective tax rate was (1.2)% and 51.5% for the three months ended March 31, 2019 and 2018, respectively.

9. LEASES

The Company has operating leases for its office facilities and artwork storages. The Company's leases have remaining terms of less than one year to approximately six years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

The following table provides a summary of leases by balance sheet location as of March 31, 2019:

Assets/liabilities	Classification	As of March 31, 2019
Assets
Operating lease right-of-use assets	Operating lease assets	$356,418

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$181,126

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	175,292

Total lease liabilities		$356,418

The operating lease expenses for the three months ended March 31, 2019 were as follows:

		Three months ended
Lease Cost	Classification	March 31, 2019
Operating lease cost	Cost of revenue, general and administrative expenses	$50,778
Total lease cost		$50,778

Maturities of operating lease liabilities at March 31, 2019 were as follows:

Maturity of Lease Liabilities	Operating Leases
2019 (remaining)	$152,321
2020	177,200
2021	14,900
2022	14,900
2023	14,900
Thereafter	22,352
Total lease payments	$396,573
Less: interest	(40,155)
Present value of lease payments	$356,418

Future minimum lease payments as of December 31, 2018 were as follows:

Lease (1)
Year ending December 31, 2019	$396,243

Year ending December 31, 2020	230,683

Year ending December 31, 2021	14,737

Year ending December 31, 2022	14,737

Year ending December 31, 2023 and thereafter	37,457

Total	$693,857

(1) Amounts are based on ASC 840, Leases that was superseded upon our adoption of ASC 842, Lease on January 1, 2019.

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	2.60

Weighted-average discount rate (%)
Operating leases	8%

Three months
ended March 31,
Other Information	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$41,063
Leased assets obtained in exchange for new operating lease liabilities	275,189

.

10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Numerator:
Net (loss) income	$(708,793)	$423,290

Denominator:
Weighted-average shares outstanding - Basic	11,226,025	11,204,215
Stock options and restricted shares	-	19,193
Weighted-average shares outstanding - Diluted	11,226,025	11,223,408

(Loss) earnings per share
-Basic	(0.06)	0.04
-Diluted	(0.06)	0.04

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Due to the loss from continued operations for the three months ended March 31, 2019, approximately 149,323 and 15,000 options and restricted shares, respectively, were excluded from the calculation of diluted net loss per share.

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements, other than the debt settlement disclosed in Note 7, there were no other subsequent events occurred that would require recognition or disclosure in the interim condensed consolidated financial statements.

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

Our headquarters are located in Hong Kong, Special Administrative Region, People’s Republic of China and we conduct our business primarily in Hong Kong, Shanghai and Tianjin. Recently, we set up a new office in Hangzhou to conduct technology development. Our principal executive offices are located at Room 1105 Wing On Plaza, 62 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong.

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

THREE-MONTH PERIOD ENDED MARCH 31, 2019 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2018

The following tables set forth our condensed consolidated statements of income data with a percentage:

	Three Months Ended March 31,
	2019	% of Revenue	2018	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$535,701	100	$3,974,284	100
Cost of revenue	(267,279)	(50)	(933,593)	(23)
Selling expense	(30,812)	(6)	(243,591)	(6)
General and administrative expenses	(1,274,585)	(238)	(3,008,885)	(76)
Total costs and expenses	(1,572,676)	(294)	(4,186,069)	(105)
Loss from operations	(1,036,975)	(194)	(211,785)	(5)
Interest and other income, net	336,744	63	1,077,515	27
(Loss) income before income tax expenses	(700,231)	(131)	865,730	22
Income tax expenses	(8,562)	(2)	(442,440)	(11)
Net (loss) income	$(708,793)	(133)	$423,290	11

Revenue

Beginning January 1, 2018, we adopted the modified retrospective approach under Topic 606 to all uncompleted contracts as of that date. Results for reporting periods beginning after January 1, 2018 are accounted for and presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605. The Company assessed the adoption of this standard to have a material impact on its consolidated financial statements, primarily related to the accounting for rebating commission earned from the transaction to the relevant referrer, including both traders and service agents. The Company recorded the rebate as a reduction of revenue under ASC 605, while under the new standard, the Company records the rebate as a cost of revenue. As this is a classification between revenue and cost of revenue, it would have no impact on the opening balances for the year beginning January 1, 2018. The discussion of our adoption of ASC606 contained in Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies”, on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC, is incorporated herein by reference.

The following table sets forth our condensed consolidated revenue by revenue source:

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Listing fee revenue	$289,072	$1,978,667
Commission	178,358	1,635,517
Management fee revenue	68,271	168,315
Authorized agent subscription revenue	-	191,623
Annual fee revenue	-	162
Total	$535,701	$3,974,284

(i)	Listing fee revenue

As of March 31, 2019, a total of 285 sets of artwork were listed for trade on our platform —comprising 60 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $25,758,348 (HK$202,100,000); 35 pieces of jewelry with a total listing value of $9,260,770 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,828,957 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,108,081 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $662,758 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $331,379 (HK$2,600,000); 7 pieces of porcelains with a total listing value of $1,083,355 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,314,555 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $127,453 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,084,553 (HK$8,509,400), of which 22.5%-48% (for 60 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelains), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended March 31, 2019, there were 6 sets of paintings listed on our platform. Their total listing values were $1,147,081 (HK$9,000,000) for the paintings, of which 22.9%-28% (for the paintings) of the listed values were charged as listing fees.

The listing fees charged decreased to $289,072 during the three months ended March 31, 2019 compared to $1,978,667 for the same period ended March 31, 2018. During the second quarter of 2018, we announced the temporary suspension of all new listings of artwork on our platform because of a decrease in trading volume and customer deposits, leading indicators of available cash from our traders for investment in new offerings. We attribute this depressed market sentiment to the recent under-performance of financial stock markets in China as well as the fall-out from the P2P (peer-to-peer) lending market. We have since resumed new listings in January 2019 with six new listings in the first quarter of 2019.

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

We define traders as “inactive” if they meet the following criteria;

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

Commission rebate programs are offered to traders and service agents. We pay to existing traders 5% of the commission earned from the transactions of new traders referred by them. The rebate was adjusted from 15% to 5%, starting January 1, 2017. For service agents, we rebate a total of 40% to 75% of the commission earned from transactions with new traders to the service agents when they bring in an agreed number of traders to the trading platform. For service agents who have individual referrers referring traders to us, we will, after rebating such individual referrers 5% of the commission earned from the transactions of new traders they referred, deduct such 5% of the commission from the rebates payable to the service agents to which such individual referrers relate. The commission rebate is recognized as reduction of the commission revenue prior to January 1, 2018 under Topic 605. Starting January 1, 2018, we account for the commission rebate as cost of revenue under Topic 606.

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

Total commission revenue decreased by $1,457,159 or 89% for the three months ended March 31, 2019 to $178,358 compared to $1,635,517 for the three months ended March 31, 2018 primarily because of the suspension of new listings of artwork and decreased trading activity on our platform.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. On November 7, 2018 we lowered the minimum charge to $0.0013 (HK$1). The management fee is deducted from proceeds from the sale of artwork units.

During the three-month period ended March 31, 2019, management fee revenue decreased by $100,044, from $168,315 for the three months ended March 31, 2018 to $68,271, due to the decrease in trading transactions in the current quarter.

(iv)	Annual fee revenue

During the three-month period ended March 31, 2019, there is no annual fee revenue, compared to $162 for the three-month period ended March 31, 2018

(v)	Authorized agent subscription revenue

During the three-month period ended March 31, 2019, there is no authorized agent subscription revenue, compared to $191,623 for the three-month period ended March 31, 2018

Revenue by customer type

The following table presents our revenue by customer type:

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Artwork owners	$289,072	$1,978,667
Non - VIP traders	154,645	1,101,535
VIP traders	91,984	702,459
Authorized agents	-	191,623
Total	$535,701	$3,974,284

Cost of Revenue

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Commission rebate to service agent	$54,916	$606,491
Depreciation	122,032	159,137
Internet service charge	50,674	92,438
Artwork insurance	11,962	53,694
Artwork storage	27,242	21,582
Others	453	251
Total	$267,279	$933,593

Cost of revenue for the three months ended March 31, 2019 and March 31, 2018 was $267,279 and $933,593, respectively. The decrease in cost of revenue for the three months ended March 31, 2019 compared to March 31, 2018, was mainly due to the decrease in the commission rebates to service agents by $551,575. Management was focused on resuscitating interest in the listed artwork and only listed six new artwork the first quarter of 2019.Besides the decrease in commission rebates, the decrease in cost of revenue was also due to a decrease in the depreciation and amortization of hardware and software on our trading platform by $37,105 as a result of the suspension of e-commence and impairment of all online software development assets in 2018, the decrease in internet services charges by $41,764 due to the termination of two network lines between Macau and Hong Kong, the decrease in artwork insurance by $41,732 due to a negotiated discount in our new insurance contract for 2019, offset by an increase in artwork storage costs by $5,660.

Gross Profit

Gross profit was $268,422 for the three months ended March 31, 2019, compared to $3,040,691 for the three months ended March 31, 2018. The decrease was due to the decrease in total revenue.

Listing fees contributed 54% of the total revenue for the quarter ended March 31, 2019 compared to 49.8% in the corresponding period in 2018, while commission revenue contributed 33.3% for the quarter ended March 31, 2019 compared to 41.2% in the corresponding period in 2018. Compared to the same period in 2018, there was a significant decrease in listing fee revenue and commission revenue. Consequently, we posted a gross profit margin of 50.1% for the three months ended March 31, 2019 compared to 76.5% for the same period in 2018.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2019 were $1,274,585 compared to $3,008,885 for the three months ended March 31, 2018. The significant plunge in general and administrative expense by $1,734,300 was attributed a decrease in salary and welfare by $960,040 due to redundancies since July 2018, a decrease in insurance and rental expenses by $236,998 due to the relocation of our Hong Kong office to a non-central district, a decrease in legal and professional fees by $99,924, a decrease in traveling and accommodation expenses by $302,179 as a result of fewer marketing events, a decrease in non-deductible input VAT by $114,923, a decrease in consultancy fees by $21,080, share-based compensation by $68,398, depreciation by $34,819 and also other expenses by $23,003. The decrease in general and administrative expenses is offset by an increase in the following expense items: research and development expenses by $50,540 and bad debt expenses by $76,524.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended March 31, 2019 and September 30, 2018.

	Three months ended		Three months ended
	31-Mar-19		31-Mar-18
	(Unaudited)		(Unaudited)
	Amount ($)	% of Total	Amount ($)	% of Total
Salary and welfare	447,497	35.1	1,407,537	46.8
Office, insurance and rental expenses	180,140	14.1	417,138	13.9
Legal and professional fees	274,098	21.5	374,022	12.4
Traveling and accommodation fees	21,358	1.7	323,537	10.7
Non-deductible input VAT expense	45,031	3.5	159,954	5.3
Consultancy fee	105,158	8.3	126,238	4.2
Share based compensation expense	16,851	1.3	85,249	2.8
Depreciation	34,747	2.7	69,566	2.3
R&D expense	50,540	4.0	0	0.0
Bad debt expense	-	0.0	(76,524)	-2.5
Others	99,165	7.8	122,168	4.1
Total general and administrative expense	$1,274,585	100.0	$3,008,885	100.0

Other income

Other income for the three-month period ended March 31, 2019 was $336,744, compared to other income of $1,077,515 for the same period in 2018. There was a significant decrease in exchange gain by $634,161, arising from the appreciation of Renminbi against US dollar.

Income tax expenses

The Company’s effective tax rate varies due to its multiple jurisdictions in which the pretax book incomes or losses incur. The Company was subject to a U.S. income tax rate of 21% (34 % prior to January 1, 2018), Hong Kong profits tax rate at 8.25% for the first HKD 2 million (approximately $254,907) assessable profits and at 16.5% for assessable profits above HKD 2 million (approximately $254,907) (16.5% prior to January 1, 2018) and PRC enterprise income tax rate at 25%.

The effective tax rates for the three months ended March 31, 2019 and 2018 were (1.2)% and 51.1%, respectively.

Income taxes expenses for the three months ended March 31, 2019 and 2018 were $8,562 and $442,440, respectively.

Net (Loss) Income

We had a net loss for the three months ended March 31, 2019 of $708,793 compared to net income of $423,290 for the three months ended March 31, 2018.

The decrease in net income during this current period was predominately due to a fall in revenue by $3,438,583, an increase cost-cutting on operating expenses by $1,947,079 and an increase of exchange losses by $634,161.

We announced on August 13, 2018 the suspension of new listings of artwork. We were on the downside of a downturn in the online fine art and collectibles platform space, a by-product of a downturn in A-shares on the Chinese markets tightening of liquidity in China, declines in both the Shanghai and Shenzhen stock exchanges and the fallout from increased peer-to-peer (P2P) loan defaults. We slowly resumed new listings in January 2019 but there is no guarantee that we will never suspend them again.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Three months ended
	March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$6,175,680	$3,039,614
Net cash provided by investing activities	2,416,019	7,878
Net cash used in financing activities	(2,499,500)	-
Effect of exchange rate change on cash and cash equivalents	(503,119)	726,355
Net increase in cash, cash equivalents and restricted cash	5,589,080	3,773,847
Cash, cash equivalents and restricted cash, beginning balance	12,524,086	37,140,582
Cash, cash equivalents and restricted cash, ending balance	$18,113,166	$40,914,429

Sources of Liquidity

During the three months ended March 31, 2019, net cash generated from operating activities totaled $6,175,680, which resulted from the implementation of ASU2016-18 since the beginning of 2018. In fact, there was an increase in client deposits by $5,823,253 placed by the customers for upcoming transactions which influenced the increased amounts due to clients simultaneously. The Company assessed and evaluated that it was really a presentation issue and there should be no actual impact to the operating activities. Net cash generated from investing activities totaled $2,416,019. Net cash used in financing activities totaled $2,499,500. The resulting change in cash for the period was an increase of $5,589,080. The cash balance at the beginning of the period was $12,524,086. The cash balance on March 31, 2019 was $18,113,166.

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

.

As of March 31, 2019, the Company had $17,520,565 in total current liabilities, which comprised of $569,754 in accrued expense and other payables, $10,372,455 in customers’ deposits, $13,376 in advance from customer, $6,369,589 in amount due to related party, $181,126 in lease liabilities and $14,265 in tax payables. As of December 31, 2018, the Company had $14,099,778 in total current liabilities, which included $641,692 in accrued expenses and other payables $8,995 in advance from customers, $4,549,202 in customers’ deposits, $2,499,500 in short-term borrowings from third parties, $6,385,288 in amount due to related party, and $15,101 in VAT payable.

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

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC.

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Chun Hin Leslie Chow and our Chief Financial Officer, Mr. Jehn Ming Lim. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2019 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

TAKUNG ART CO., LTD

Date: May 16, 2019	By:	/s/ Chun Hin Leslie Chow
Chun Hin Leslie Chow
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2019	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer)

