Form 10-Q
period 2019-06-30
Takung Art Co., Ltd.
filed 2019-08-14
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of common stock issued and outstanding as of August 14, 2019 is 11,255,129.

FORM 10-Q

TAKUNG ART CO., LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,451,172	$7,974,884
Restricted cash	27,001,865	4,549,202
Account receivables, net	-	568,757
Prepayment and other current assets	513,289	955,249
Amount due from a related party	5,916,824	5,907,789
Loan receivables	-	2,391,350
Total current assets	40,883,150	22,347,231

Non-current assets
Property and equipment, net	1,111,462	1,445,679
Intangible assets	22,341	22,284
Operating lease right-of-use assets	1,070,655	-
Deferred tax assets, net	672,223	611,738
Other non-current assets	116,380	142,293
Total non-current assets	2,993,061	2,221,994
Total assets	$43,876,211	$24,569,225

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$618,014	$641,692
Customer deposits	27,001,865	4,549,202
Advance from customers	7,043	8,995
Short-term borrowings from a related party	-	2,499,500
Amount due to related parties	6,790,399	6,385,288
Operating lease liabilities – current	178,917	-
Tax payables	12,382	15,101
Total current liabilities	34,608,620	14,099,778

Non-current liabilities
Operating lease liabilities, non-current	133,200	-
Amount due to a related party, non-current	411,389	-

Total liabilities	35,153,209	14,099,778

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,255,129 shares issued and outstanding as of June 30, 2019; 11,226,025 shares issued and outstanding as of December 31, 2018)	11,255	11,226
Additional paid-in capital	6,312,372	6,281,790
Retained earnings	2,642,804	4,479,133
Accumulated other comprehensive loss	(243,429)	(302,702)
Total shareholders’ equity	8,723,002	10,469,447
Total liabilities and shareholders’ equity	$43,876,211	$24,569,225

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee	$-	$2,000,068	$284,090	$3,978,735
Commission	532,740	1,668,563	716,080	3,304,080
Management fee	93,343	178,913	161,614	347,228
Annual fee	-	162	-	324
Authorized agent subscription revenue	-	-	-	191,623
Online artwork sales	-	6,304	-	6,304
Total revenue	626,083	3,854,010	1,161,784	7,828,294

Cost of revenue	(441,028)	(940,221)	(708,307)	(1,873,814)

Gross profit	185,055	2,913,789	453,477	5,954,480

Operating expenses:
General and administrative expenses	(888,460)	(2,574,598)	(2,163,045)	(5,583,483)
Selling expenses	(3,784)	(458,547)	(34,596)	(702,138)
Total operating expenses	(892,244)	(3,033,145)	(2,197,641)	(6,285,621)

Loss from operations	(707,189)	(119,356)	(1,744,164)	(331,141)

Other income and expenses:
Other (expenses) income	(79,772)	165,862	(101,762)	405,265
Loan interest expense	-	(149,683)	-	(304,466)
Exchange loss	(407,159)	(1,255,187)	(48,425)	(262,292)
Total other expenses	(486,931)	(1,239,008)	(150,187)	(161,493)

Loss before provision for income taxes	(1,194,120)	(1,358,364)	(1,894,351)	(492,634)

Income tax benefit (expense)	66,584	273,972	58,022	(168,468)

Net loss	$(1,127,536)	$(1,084,392)	$(1,836,329)	$(661,102)

Foreign currency translation adjustment	64,753	(111,111)	59,273	(128,278)

Comprehensive loss	$(1,062,783)	$(1,195,503)	$(1,777,056)	$(789,380)

Loss per common share – basic	$(0.10)	$(0.10)	$(0.16)	$(0.06)
Loss per common share – diluted	(0.10)	(0.10)	(0.16)	(0.06)
Weighted average number of common shares outstanding-basic	11,247,773	11,217,359	11,236,959	11,210,918
Weighted average number of common shares outstanding-diluted	11,247,773	11,217,359	11,236,959	11,210,918

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUTIY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

					Accumulated
			Additional		other
	Number	Common	Paid-in	Retained	comprehensive
	of shares	stock	capital	earnings	Income (loss)	Total
Balance, December 31, 2018	11,226,025	11,226	6,281,790	4,479,133	(302,702)	10,469,447

Issuance of ordinary shares for restricted stock award	-	-	-	-	-	-

Shared-based compensation	-	-	16,851	-	-	16,851

Net loss	-	-	-	(708,793)	-	(708,793)

Foreign currency translation adjustment	-	-	-	-	(5,480)	(5,480)

Balance, March 31, 2019	11,226,025	11,226	6,298,641	3,770,340	(308,182)	9,772,025

Issuance of ordinary shares for restricted stock award	29,104	29	4,012	-	-	4,041

Shared-based compensation	-	-	9,719	-	-	9,719

Net loss	-	-	-	(1,127,536)	-	(1,127,536)

Foreign currency translation adjustment	-	-	-	-	64,753	64,753

Balance, June 30, 2019	11,255,129	11,255	6,312,372	2,642,804	(243,429)	8,723,002

					Accumulated
			Additional		other
	Number	Common	Paid-in	Retained	comprehensive
	of shares	stock	capital	earnings	loss	Total
Balance, December 31, 2017	11,188,882	11,189	6,116,216	12,111,096	(320,290)	17,918,211

Issuance of ordinary shares for restricted stock award	20,000	20	(20)	-	-	-

Shared-based compensation	-	-	73,749	-	-	73,749

Net income	-	-	-	423,290	-	423,290

Foreign currency translation adjustment	-	-	-	-	(17,167)	(17,167)

Balance, March 31, 2018	11,208,882	11,209	6,189,945	12,534,386	(337,457)	18,398,083

Issuance of ordinary shares for restricted stock award	17,143	17	(17)	-	-	-

Shared-based compensation	-	-	55,672	-	-	55,672

Net income	-	-	-	(1,084,392)	-	(1,084,392)

Foreign currency translation adjustment	-	-	-	-	(111,111)	(111,111)

Balance, June 30, 2018	11,226,025	11,226	6,245,600	11,449,994	(448,568)	17,258,252

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$21,615,744	$(5,625,065)

Cash flows from investing activities:
Purchase of property and equipment	(33,792)	(790,159)
Purchase of available-for-sale investments	(21,372,178)	(74,934,730)
Maturity and redemption of available-for-sale investments	21,372,178	74,934,730
Loan to related parties	-	(6,369,809)
Repayment of loan from third parties	2,443,251	239,356
Net cash provided by (used in) investing activities	2,409,459	(6,920,612)

Cash flows from financing activities:
Proceeds from a related party’s loans	393,158	6,372,430
Loan repayment to a third party	(2,499,500)	(483,822)
Net cash (used in) provided by financing activities	(2,106,342)	5,888,608

Effect of exchange rate change on cash, cash equivalents and restricted cash	10,090	(239,255)

Net increase (decrease) in cash, cash equivalents and restricted cash	21,928,951	(6,896,324)

Cash, cash equivalents and restricted cash, beginning balance	12,524,086	37,140,582

Cash, cash equivalents and restricted cash, ending balance	$34,453,037	$30,244,258

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents as of June 30, 2019 and 2018, respectively	$7,451,172	$10,327,827
Restricted cash as of June 30, 2019 and 2018, respectively	27,001,865	19,916,431
Total cash, cash equivalents, and restricted cash as of June 30, 2019 and 2018, respectively	$34,453,037	$30,244,258

Supplemental cash flows information:

Cash paid for interest	$-	$144,311
Cash paid for income tax	$-	$261,285

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

Art Era Internet Technology (Tianjin) Co., Ltd (“Art Era”) was formed in Tianjin on September 7, 2018, is a directly wholly owned subsidiary of Takung Art Holdings, and formed as a limited liability company with a registered capital of $2 million located in the Pilot Free Trade Zone in Tianjin. Art Era mainly focuses on developing our e-commerce platform for art. Art Era was deregistered on June 18, 2019 due to Company’s plan to put off the e-commerce platform development.

Hong Kong MQ Group Limited (“Hong Kong MQ”) was formed in Hong Kong on November 27, 2018 and currently has no operations. On June 19, 2019, as a result of a private transaction, one (1) share of common stock of Hong Kong MQ has been transferred from Ms. Hiu Ngai Ma to the Company. The net asset of Hong Kong MQ was $nil as of the acquisition date. The  consideration paid for the ownership transfer, which represent 100% of the issued and outstanding share capital of Hong Kong MQ, was $0.13 (HK$1). Hong Kong MQ became a direct wholly-owned subsidiary of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. Dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2019, its consolidated results of operations and cash flows for the six-month periods ended June 30, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted ASC 842, Leases , using the modified retrospective method which allows for the application of the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these condensed consolidated financial statements. As permitted by the guidance, the Company elected to retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date and did not reassess contracts entered into prior to the adoption date for the existence of a lease. The Company also did not recognize ROU assets and lease liabilities for short-term leases, which are leases in existence as of the adoption date with an original term of twelve months or less.

As a result of the adoption of the standard, the Company recognized operating lease right-of-use assets and operating lease liabilities on its condensed consolidated balance sheet as of June 30, 2019. The assets and liabilities recognized upon application of the transition provisions were primarily associated with existing office and storage leases. Please refer to footnote 9. Leases for details.

Except for the ASUs issued but not yet adopted disclosed in Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Tax receivables	$280,891	$399,026
Staff advance	66,861	93,676
Prepaid service fee	72,807	140,934
Short-term borrowings to third party	53,775	-
Deposit	5,096	241,827
Other current assets	33,859	79,786
Prepayment and other current assets	$513,289	$955,249

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
Listing fee	$-	$568,757
Authorized agent subscription revenue	559,280	557,837
Monthly commission fee	1,381,712	1,378,148
Others	53,765	53,626
Less: allowance for doubtful accounts	(1,994,757)	(1,989,611)
Account receivables, net	$-	$568,757

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Furniture, fixtures and equipment	$162,712	$156,656
Leasehold improvements	343,361	447,048
Computer trading and clearing system	3,390,702	3,382,168
Transport equipment	104,787	104,628
Sub-total	4,001,562	4,090,500
Less: accumulated depreciation	(2,890,100)	(2,644,821)
Property and equipment, net	$1,111,462	$1,445,679

Depreciation expense was $157,687 and $243,781 for the three months ended June 30, 2019 and 2018, respectively, and $314,466 and $472,485 for the six months ended June 30, 2019 and 2018, respectively.

6. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Accruals for consulting fees	$265,478	$264,793
Accruals for professional fees	225,100	49,518
Payroll payables	54,193	104,437
Trading and clearing system	50,161	86,208
Other payables	23,082	136,736
Total accrued expenses and other payables	$618,014	$641,692

7. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of director and related parties to which the Company has transactions with:

(a) Wang Song (“Wang”), the General Manager of Tianjin Takung and Shanghai Takung, and Director of Hong Kong Takung, Tianjin Takung and Shanghai Takung.

(b) Liu Zhenying (“Liu”), the former Vice President of Hong Kong Takung. Liu resigned from the Company on September 30, 2018.

(c) Mao Jianping (“Mao”), the Human Resources Management Director of Hong Kong Takung.

Amount due from a related party consisted of the following as of the years indicated:

	June 30, 2019	December 31, 2018
	(Unaudited)
Wang (a)	$5,916,824	$5,907,789
Total	5,916,824	5,907,789

Amount due to related parties

Amount due to related parties consisted of the following as of the years indicated:

	June 30, 2019	December 31, 2018
	(Unaudited)
Wang (a) (i)	$6,401,803	$6,385,288
Mao (c) (ii)	388,596	-
Total current amount due to related parties	6,790,399	6,385,288

	June 30, 2019	December 31, 2018
	(Unaudited)
Mao (c) (ii)	411,389	-
Total noncurrent amount due to a related party	411,389	-

(i)	Amount due from and due to Wang

On May 16, 2018, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Loan") with Liu that was transferred to Wang on October 18, 2018 for the loan of $6,401,803 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan is May 15, 2019. On May 15, 2019, Hong Kong Takung entered into an extension agreement with Wang to extend the HK Dollar Loan with a due date on May 15, 2020.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Loan") with Liu that was transferred to Wang on October 18, 2018 for the loan of $5,916,824 (RMB40,619,000) to Wang with the maturity date of the loan is May 15, 2019. On May 15, 2019, Tianjin Takung entered into an extension agreement with Wang to extend the RMB Loan with a due date on May 15, 2020.

Through an understanding between Wang and the Company, the HK Dollar Loan is "secured" by the RMB Loan. It is the understanding between the parties that the HK Dollar Loan and the RMB Loan will be repaid simultaneously.

(ii)	Amount due to Mao

The amount due to Mao is primarily related to the lease from Mao. On May 13, 2019, we entered into a non-cancellable lease agreement with a related party, Mao for our office location in Tianjin, PRC. The leased office location is approximately 2,090.61 square meters. The lease will be expired on May 12, 2021. We are charged rent at a rate of $0.55 per square meter per day. The agreement requires a lump sum payment of $211,193 (RMB1,449,838.04) every six months and a deposit in an amount of $105,596 (RMB724,919.02). The total lease liability is $793,737 as of June 30, 2019.

As of June 30, 2019, Mao also lent a startup deposit of $6,248 to Hong Kong MQ.

8. INCOME TAXES

Takung was incorporated in the State of Delaware and is subject to United States income tax. Hong Kong Takung, Takung Art Holding and Hong Kong MQ were incorporated in Hong Kong S.A.R. People’s Republic of China and are subject to Hong Kong profits tax. Shanghai Takung and Tianjin Takung are PRC corporations and are subject to enterprise taxes in the PRC.

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. For the three and six months ended June 30, 2019 and 2018, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

As of June 30, 2019, and December 31, 2018, the Company in the United States had $1,680,046 and $1,332,438 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. Carrybacks are now prohibited. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

Hong Kong

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $255,010) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung Art Co., Ltd, both entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its Profits Tax Return. The election is irrevocable. We elected Hong Kong Takung to be subject to the two-tier profits tax rates.

The provision for current income taxes of Hong Kong Takung has been calculated by applying the current rate of taxation of 8.25% for three and six months ended June 30, 2019, 16.5% for three and six months ended June 30, 2018, if applicable. Takung Art Holdings and Hong Kong MQ still applied  the original tax rate of 16.5% for three and six months ended June 30, 2019 and 2018.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25%.

The income tax provision consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	(183,911)	-	172,370
Total Current	$-	$(183,911)	$-	$172,370

Deferred:
Federal	$	$-	$	$37,398
State		-		-
Foreign	(66,584)	(90,061)	(58,022)	(41,300)
Total Deferred	$(66,584)	$(90,061)	$(58,022)	$(3,902)

Total income tax (benefit) expense	$(66,584)	$(273,972)	$(58,022)	$168,468

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss before income tax expense	$(1,194,120)	$(1,358,364)	$(1,894,351)	$(492,634)

Computed tax (benefit) expense with statutory tax rate	(197,073)	(224,130)	(312,567)	(81,285)
Impact of different tax rates in other jurisdictions	69,620	17,108	109,101	37,808

Non-deductible items:
Tax effect of non-deductible expenses	11,061	(137,980)	17,886	3,330
Previous years unrecognized taxation effect		-		-
Changes in valuation allowance	49,808	71,030	127,558	208,615

Total income tax (benefit) expense	$(66,584)	$(273,972)	$(58,022)	$168,468

The effective tax rate was 5.6% and 20.2% for the three months ended June 30, 2019 and 2018, respectively, and 3.1% and (34.2)% for the six months ended June 30, 2019 and 2018, respectively.

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

The following table provides a summary of leases by balance sheet location as of June 30, 2019:

Assets/liabilities	Classification	As of June 30, 2019
Assets
Operating lease right-of-use assets	Operating lease assets	$1,070,655

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$178,917
	Amount due to related parties	382,348

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	133,200
	Amount due to related parties, non-current	411.389

Total lease liabilities		$1,105,854

The operating lease expenses, including lease from the related party, for the six and three months ended June 30, 2019 were as follows:

		Three months ended	Six months ended
Lease Cost	Classification	June 30, 2019	June 30, 2019
Operating lease cost	Cost of revenue, general and administrative expenses	$86,395	$137,173
Total lease cost		$86,395	$137,173

Maturities of operating lease liabilities at June 30, 2019 were as follow:

Maturity of Lease Liabilities	Operating Leases
2019 (remainder)	$524,245
2020	600,072
2021	14,566
2022	14,566
2023	14,566
Thereafter	21,849
Total lease payments	$1,189,864
Less: interest	(84,010)
Present value of lease payments	$1,105,854

Future minimum lease payments as of December 31, 2018 were as follows:

Lease (1)
Year ending December 31, 2019	$396,243

Year ending December 31, 2020	230,683

Year ending December 31, 2021	14,737

Year ending December 31, 2022	14,737

Year ending December 31, 2023 and thereafter	37,457

Total	$693,857

(1) Amounts are based on ASC 840, Leases that was superseded upon our adoption of ASC 842, Lease on January 1, 2019.

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	2.06

Weighted-average discount rate (%)
Operating leases	8%

Other Information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$94,573
Leased assets obtained in exchange for new operating lease liabilities	275,189

10. EARNINGS PER SHARE

Basic losses per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted losses per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(1,127,536)	$(1,084,392)	$(1,836,329)	$(661,102)

Denominator:
Weighted-average shares outstanding - Basic	11,247,773	11,217,359	11,236,959	11,210,918
Stock options and restricted shares		-		-
Weighted-average shares outstanding - Diluted	11,247,773	11,217,359	11,236,959	11,210,918

Loss per share
-Basic	(0.10)	(0.10)	(0.16)	(0.06)
-Diluted	(0.10)	(0.10)	(0.16)	(0.06)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Due to the loss from continued operations for the three and six months ended June 30, 2019, approximately 148,890 and 15,000 options and restricted shares, respectively, were excluded from the calculation of diluted net loss per share.

11. SUBSEQUENT EVENTS

In July 2019, Hong Kong Takung entered into a loan agreement (the “HKD Loan”) with Friend Sourcing Ltd, a Hong Kong company (“Friend Sourcing”) with interest accruing at a rate of 8% per annum. The HKD Loan is to provide Hong Kong Takung with sufficient HKD currency to meet its working capital requirements. Friend Sourcing is a non-related party to the Company. In the meantime, Tianjin Takung entered an interest-free loan (the “RMB Loan”) to another third party as a guarantee for the HKD Loan. The loan amount was $ 2,039,330 (RMB 14,000,000). Through an understanding between the two third parties, the HKD Loan is “secured” by the RMB Loan. It is the understanding between the parties that when the HKD Loans is repaid, the RMB Loan will be repaid at the same time.

On August 6, 2019, Mr. Chun Hin Leslie Chow tendered his resignation as Chief Executive Officer of Takung Art Co., Ltd (the “Company”) for personal reasons. In order to fill the vacancy, the Company’s Nominating and Compensation Committee met on August 6, 2019 to nominate Ms. Fang Mu as the Company’s new Chief Executive Officer. On August 6, 2019, the Company’s Board of Directors approved Ms. Fang Mu’s appointment.

Other than that, there were no other subsequent events occurred that would require recognition or disclosure in the interim condensed consolidated financial statements.

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

Art Era Internet Technology (Tianjin) Co., Ltd (“Art Era”) was incorporated in Tianjin, China on September 7, 2018, and is a directly wholly-owned subsidiary of Takung Art Holdings. It is a limited liability company with a registered capital of $2 million located in the Pilot Free Trade Zone in Tianjin. Art Era will focus on developing our e-commerce platform. Art Era was deregistered on June 18, 2019 due to Company’s plan to put off the e-commerce platform development.

Hong Kong MQ Group Limited (“Hong Kong MQ”) was formed in Hong Kong on November 27, 2018 and currently has no operations. On June 19, 2019, as a result of a private transaction, one (1) share of common stock of Hong Kong MQ has been transferred from Ms. Hiu Ngai Ma to the Company. The consideration paid for the ownership transfer, which represent 100% of the issued and outstanding share capital of Hong Kong MQ, was $0.13 (HK$1). Hong Kong MQ became a direct wholly-owned subsidiary of the Company.

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

THREE-MONTH PERIOD ENDED JUNE 30, 2019 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2018

The following tables set forth our condensed consolidated statements of income data with a percentage:

	Three Months Ended June 30,
	2019	% of Revenue	2018	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$626,083	100	$3,854,010	100
Cost of revenue	(441,028)	(70)	(940,221)	(24)
Selling expense	(3,784)	(1)	(458,547)	(12)
General and administrative expenses	(888,460)	(142)	(2,574,598)	(67)
Total costs and expenses	(1,333,272)	(213)	(3,973,366)	(103)
Loss from operations	(707,189)	(113)	(119,356)	(3)
Total other expenses	(486,931)	(78)	(1,239,008)	(32)
(Loss) income before income tax expenses	(1,194,120)	(191)	(1,358,364)	(35)
Income tax benefit	66,584	11	273,972	7
Net loss	$(1,127,536)	(180)	$(1,084,392)	(28)

Revenue

The following table sets forth our condensed consolidated revenue by revenue source:

	Three months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Listing fee revenue	$-	$2,000,068
Commission	532,740	1,668,563
Management fee revenue	93,343	178,913
Online artwork sales	-	6,304
Annual fee revenue	-	162
Total	$626,083	$3,854,010

(i)	Listing fee revenue

As of June 30, 2019, a total of 285 sets of artwork were listed for trade on our platform —comprising 60 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $25,768,858 (HK$202,100,000); 35 pieces of jewelry with a total listing value of $9,264,548 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,835,824 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,113,021 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $663,029 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $331,514 (HK$2,600,000); 7 pieces of porcelains with a total listing value of $1,083,797 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,315,092 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $127,505 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,084,995 (HK$8,509,400), of which 22.5%-48% (for 60 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelains), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended June 30, 2019, there were no new artworks listed on our platform.

The listing fees charged decreased to $0 during the three months ended June 30, 2019 compared to $2,000,068 for the same period ended June 30, 2018. During the second quarter of 2019, we did not have any new listings of artwork on our platform because we focused on the promotion of transactions on our platform as opposed to new listings. We are also more discreet about the future listings of more valuable artworks. Accordingly, new listings were put off during the three months ended June 30, 2019.

(ii)	Commission fee revenue

We generate commission fee from non-VIP traders and selected traders as follows:

For non-VIP traders, the commission revenue was calculated based on a percentage of transaction value of artworks, where we charge trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% (resulting in an aggregate of 0.4% for both buy and sell transactions) of the total transaction amount with the minimum charge of $0.13 (HK$1). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed. On November 7, 2018 we lowered the minimum charge to $0.0013 (HK$0.01).

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

Total commission revenue decreased by $1,135,823 or 68% for the three months ended June 30, 2019 to $532,740 compared to $1,668,563 for the three months ended June 30, 2018 primarily because of there were no new listings of artwork during the three months ended June 30, 2019, resulting in a decrease in trading activities on our platform.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. On November 7, 2018 we lowered the minimum charge to $0.0013 (HK$0.01). The management fee is deducted from proceeds from the sale of artwork units.

During the three-month period ended June 30, 2019, management fee revenue decreased by $85,570, from $178,913 for the three months ended June 30, 2018 to $93,343, due to the decrease in trading transactions.

(iv)	Annual fee revenue

During the three-month period ended June 30, 2019, there is no annual fee revenue, compared to $162 for the three-month period ended June 30, 2018

(v)	Online artwork sales

During the three-month period ended June 30, 2019, there is no online artwork sales, compared to $6,304 for the three-month period ended June 30, 2018

Revenue by customer type

The following table presents our revenue by customer type:

	Three months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Artwork owners	$-	$2,000,068
Non - VIP traders	481,162	993,674
VIP traders	144,921	853,964
Online artwork sales	-	6,304
Total	$626,083	$3,854,010

Cost of Revenue

	Three months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Commission rebate to service agent	$235,088	$598,519
Depreciation	121,763	168,424
Internet service charge	47,104	94,051
Artwork insurance	11,971	50,958
Artwork storage	25,091	24,995
Others	11	3,274
Total	$441,028	$940,221

Cost of revenue for the three months ended June 30, 2019 and June 30, 2018 was $441,028 and $940,221, respectively. The decrease in cost of revenue for the three months ended June 30, 2019 compared to June 30, 2018, was mainly due to the decrease in the commission rebates to service agents by $363,431. Management was focused on resuscitating interest in the existing listed artwork in the second quarter of 2019. Besides the decrease in commission rebates, the decrease in cost of revenue was also due to a decrease in the depreciation and amortization of hardware and software on our trading platform by $46,661 as a result of the suspension of e-commerce activity and impairment of all online software development assets in 2018, the decrease in internet services charges by $46,947 due to the termination of two network lines between Macau and Hong Kong, and the decrease in artwork insurance by $38,987 due to a negotiated discount in our new insurance contract for 2019.

Gross Profit

Gross profit was $185,055 for the three months ended June 30, 2019, compared to $2,913,789 for the three months ended June 30, 2018. The decrease was due to the decrease in total revenue.

Listing fees contributed 0% of the total revenue for the quarter ended June 30, 2019 compared to 51.9% in the corresponding period in 2018, while commission revenue contributed 85.1% for the quarter ended June 30, 2019 compared to 43.3% in the corresponding period in 2018. Compared to the same period in 2018, there was a significant decrease in listing fee revenue and commission revenue. Consequently, we posted a gross profit margin of 29.6% for the three months ended June 30, 2019 compared to 75.6% for the same period in 2018.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2019 were $888,460 compared to $2,574,598 for the three months ended June 30, 2018. The significant plunge in general and administrative expense by $1,686,138 was attributed to a decrease in salary and welfare by $826,334 due to redundancies since July 2018, a decrease in insurance and rental expenses by $297,275 due to the relocation of our Hong Kong office to a non-central district, a decrease in legal and professional fees by $106,624, a decrease in traveling and accommodation expenses by $113,152 as a result of fewer marketing events, a decrease in non-deductible input VAT by $88,699, a decrease in consultancy fees by $21,075, share-based compensation by $53,412, depreciation by $39,434 and also other expenses by $140,133.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended June 30, 2019 and 2018.

	Three months ended June 30, 2019		Three months ended June 30, 2018
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	430,369	48.4	1,256,703	48.8
Office, insurance and rental expenses	147,542	16.6	444,817	17.3
Legal and professional fees	108,542	12.2	215,166	8.4
Traveling and accommodation fees	30,985	3.5	144,137	5.6
Non-deductible input VAT expense	44,567	5.0	133,266	5.2
Consultancy fee	67,277	7.6	88,352	3.4
Share Based Compensation Expense	13,760	1.6	67,172	2.6
Depreciation	35,924	4.0	75,358	2.9
Others	9,494	1.1	149,627	5.8
Total general and administrative expense	$888,460	100	$2,574,598	100

Other expenses

Other expenses for the three-month period ended June 30, 2019 were $486,931, compared to other expenses of $1,239,008 for the same period in 2018. There was a significant decrease in exchange loss by $848,028, arising from the appreciation of Renminbi against US dollar.

Income tax benefit

The Company’s effective tax rate varies due to its multiple jurisdictions in which the pretax book incomes or losses incur. The Company was subject to a U.S. income tax rate of 21% (34 % prior to January 1, 2018), Hong Kong profits tax rate at 8.25% for the first HKD 2 million (approximately $255,010) assessable profits and at 16.5% for assessable profits above HKD 2 million (approximately $255,010)(16.5% prior to January 1, 2018) and PRC enterprise income tax rate at 25%.

The effective tax rates for the three months ended June 30, 2019 and 2018 were 5.6% and 20.2%, respectively.

Income taxes benefit for the three months ended June 30, 2019 and 2018 were $66,584 and $273,972, respectively.

Net Loss

We had a net loss for the three months ended June 30, 2019 of $1,127,536 compared net loss of $1,084,392 for the three months ended June 30, 2018.

Increase in net loss during the three months ended June 30, 2019 was predominately due to a fall in revenue by $3,227,927 at 84%, and a decrease in operating expenses by $2,140,901, or 71% compared to the three months ended June 30, 2018 because of cost-cutting measures. It was also affected by a decrease of exchange losses by $848,028.

We announced on August 13, 2018 the suspension of new listings of artwork. We were on the downside of a downturn in the online fine art and collectibles platform space, a by-product of a downturn in A-shares on the Chinese markets tightening of liquidity in China, declines in both the Shanghai and Shenzhen stock exchanges and the fallout from increased peer-to-peer (P2P) loan defaults. We slowly resumed new listings in January 2019 but there were no new listings this quarter. We are focusing on resuscitating interest in the trading of our existing artwork and generating more commission revenue.

SIX-MONTH PERIOD ENDED JUNE 30, 2019 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2018

The following tables set forth our condensed consolidated statements of income data:

	Six Months Ended
	June 30,
	2019	% of Revenue	2018	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$1,161,784	100	$7,828,294	100
Cost of revenue	(708,307)	(61)	(1,873,814)	(24)
Selling expense	(34,596)	(3)	(702,138)	(9)
General and administrative expenses	(2,163,045)	(186)	(5,583,483)	(71)
Total costs and expenses	(2,905,948)	(250)	(8,159,435)	(104)
(Loss) income from operations	(1,744,164)	(150)	(331,141)	(4)
Interest and other (expenses) income, net	(150,187)	(13)	(161,493)	(2)
(Loss) income before income taxes	(1,894,351)	(163)	(492,634)	(6)
Income tax benefit (expense)	58,022	5	(168,468)	(2)
Net loss	$(1,836,329)	(158)	$(661,102)	(8)

Revenue

The following table sets forth our condensed consolidated revenue by revenue source:

	Six months ended
	June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Listing fee revenue	$284,090	$3,978,735
Commission	716,080	3,304,080
Management fee revenue	161,614	347,228
Authorized agent subscription revenue	-	191,623
Annual fee revenue		324
Online artwork sales	-	6304
Total	$1,161,784	$7,828,294

(i)	Listing fee revenue

As of June 30, 2019, a total of 285 sets of artwork were listed for trade on our platform -comprising 60 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $25,768,858 (HK$202,100,000); 35 pieces of jewelry with a total listing value of $9,264,548 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,835,824 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,113,021 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $663,029 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $331,514 (HK$2,600,000); 7 pieces of porcelains with a total listing value of $1,083,797 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,315,092 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $127,505 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,084,995 (HK$8,509,400), of which 22.5%-48% (for 60 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelains), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the six months ended June 30, 2019, there were 6 sets of paintings listed on our platform. Their total listing values were $1,147,549 (HK$9,000,000) for the paintings, of which 22.9%-28% (for the paintings) of the listed values were charged as listing fees.

The listing fees charged decreased to $284,090 during the six months ended June 30, 2019 compared to $3,978,735 for the same period ended June 30, 2018. During the six months ended June 30, 2019, we have slowed down the listings of artwork on our platform because we focused on the promotion of transactions on our platform as opposed to new listings. We will also be more discreet about the future listings of more valuable artworks. Hence, new listings were put off during the six months ended June 30, 2019.

(ii)	Commission fee revenue

We generate a commission fee from non-VIP traders and selected traders as follows:

For non-VIP traders, the commission revenue was calculated based on a percentage of transaction value of artworks, which we charge trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, but as an initial promotion, we currently charge a reduced fee of 0.2% (resulting in an aggregate of 0.4% for both buy and sell transactions) of the total transaction amount with the minimum charge of $0.13 (HK$1). On November 7, 2018, we lowered the minimum charge to $0.0013 (HK$0.01). The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is complete.

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

Total commission revenue decreased by $2,588,000 or 78% for the six months ended June 30, 2019 to $716,080 compared to $3,304,080 for the six months ended June 30, 2018 primarily because there were no new listings of artwork on our platform in the second quarter and this drove down trading activity during the second quarter.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the six-month period ended June 30, 2019, management fee revenue decreased by $185,614, from $347,228 for the six months ended June 30, 2018 to $161,614, due to the decrease in trading transactions in the current quarter.

(iv)	Annual fee revenue

During the six-month period ended June 30, 2019, there is no annual fee revenue, compared to $324 for the six-month period ended June 30, 2018.

(v)	Authorized agent subscription revenue

During the six-month period ended June 30, 2019, there are no authorized agent subscription revenue, compared to $191,623 for the six-month period ended June 30, 2018.

(v)	Online artwork sales

During the six-month period ended June 30, 2019, there are no online artwork sales, compared to $6,304 for the six-month period ended June 30, 2018 primarily because of shutting down of online artwork sales on our platform.

Revenue by customer type

The following table presents our revenue by customer type:

	Six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Artwork owners	$284,090	$3,978,735
Non - VIP traders	640,789	2,095,208
VIP traders	236,905	1,556,424
Authorized agents	-	191,623
Online artwork sales	-	6,304
Total	$1,161,784	$7, 828,294

Cost of Revenue

	Six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Commission rebate to service agent	$290,004	$1,205,010
Depreciation	243,795	327,561
Internet service charge	97,778	186,489
Artwork insurance	23,933	104,652
Artwork storage	52,333	46,577
Others	464	3,525
Total	$708,307	$1,873,814

Cost of revenue for the six months ended June 30, 2019 and June 30, 2018 was $708,307 and $1,873,814, respectively. The decrease in cost of revenue for the six months ended June 30, 2019 compared to June 30, 2018, was mainly due to the decrease in the commission rebates to service agents by $915,006. Management was focused on resuscitating interest in the listed artwork and no new artwork was listed in the second quarter of 2019. Besides the decrease in commission rebates, the decrease in cost of revenue was also due to a decrease in the depreciation and amortization of hardware and software on our trading platform by $83,766 as a result of the suspension of e-commerce activity and impairment of all online software development assets in 2018, the decrease in internet services charges by $88,711 due to the termination of two network lines between Macau and Hong Kong, and the decrease in artwork insurance by $80,719 due to a negotiated discount in our new insurance contract for 2019.

Gross Profit

Gross profit was $453,477 for the six months ended June 30, 2019, compared to $5,954,480 for the six months ended June 30, 2018. The decrease was mainly due to the decrease in total revenue.

Overall total revenue for the six months ended June 30, 2019 dropped by $6,666,510 or 85.2% compared to the same period in 2018. Compared to the same period in 2018, there was a significant decrease in listing fee revenue and commission revenue. Consequently, we posted a gross profit margin of 39.0% for the six months ended June 30, 2019 compared to 76.1% for the same period in 2018.

Operating Expenses

General and administrative expenses for the six months ended June 30, 2019 were $2,163,045, compared to $5,583,483 for the six months ended June 30, 2018. The significant plunge in general and administrative expense by $3,420,438 was attributed to a decrease in salary and welfare by $1,786,374 due to redundancies since July 2018, a decrease in insurance and rental expenses by $534,273 due to the relocation of our Hong Kong office to a non-central district, a decrease in legal and professional fees by $206,548, a decrease in traveling and accommodation expenses by $415,331 as a result of fewer marketing events, a decrease in non-deductible input VAT by $203,622, a decrease in consultancy fees by $42,155, share-based compensation by $121,810, depreciation by $74,253 and also other expenses by $36,072.

The following table sets forth the main components of the Company’s general and administrative expenses for the six months ended June 30, 2019 and June 30, 2018.

	Six months ended		Six months ended
	30-Jun-19		30-Jun-18
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	877,866	40.6	2,664,240	47.7
Legal and professional fees	382,640	17.7	589,188	10.6
Office, insurance and rental expenses	327,682	15.1	861,955	15.4
Consultancy fee	172,435	8.0	214,590	3.8
Non-deductible input VAT expense	89,598	4.1	293,220	5.3
Depreciation	70,671	3.3	144,924	2.6
Traveling and accommodation fees	52,343	2.4	467,674	8.4
Share Based Compensation Expense	30,611	1.4	152,421	2.7
Others	159,199	7.4	195,271	3.5
Total general and administrative expense	$2,163,045	100	$5,583,483	100

Other income and expenses

Other expenses for the six months ended June 30, 2019 was $150,187, compared to $161,493 for the six months ended June 30, 2018. The amount was comparable between two periods.

Income tax benefit (expenses)

The Company’s effective tax rate varies due to its multiple jurisdictions where pre-tax income or losses occur. The Company is subject to a Hong Kong profits tax rate at 8.25% for the first HKD 2 million (approximately $255,010) assessable profits and at 16.5% for assessable profits above HKD 2 million (approximately $255,010) (16.5% prior to January 1, 2018) and PRC enterprise income tax rate at 25%. PRC enterprise income tax rate of 25% and U.S. income tax rate of 34% prior to January 1, 2018 while 21% after January 1, 2018 due to the Tax Cuts and Jobs Act enacted on December 22, 2017.

The effective tax rates for the six months ended June 30, 2019 and 2018 were 3.1% and (34.2)%, respectively.

Income taxes benefit (expense) for the six months ended June 30, 2019 and 2018 were $58,022 and $(168,468), respectively.

Net loss

We had a net loss for the six months ended June 30, 2019 of $1,836,329 compared to net loss of $661,102 for the six months ended June 30, 2018.

The net loss after income tax expense incurred during this current period was predominantly driven by a decrease in gross profit by $5,501,003.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Six months ended
	June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$21,615,744	$(5,625,065)
Net cash provided by (used in) investing activities	2,409,459	(6,920,612)
Net cash (used in) provided by financing activities	(2,106,342)	5,888,608
Effect of exchange rate change on cash and cash equivalents	10,090	(239,255)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,928,951	(6,896,324)
Cash, cash equivalents and restricted cash, beginning balance	12,524,086	37,140,582
Cash, cash equivalents and restricted cash, ending balance	$34,453,037	$30,244,258

Sources of Liquidity

During the six months ended June 30, 2019, net cash generated from operating activities totaled $21,615,744, which resulted from the implementation of ASU2016-18 since the beginning of 2018. In fact, there was an increase in client deposits by $22,452,663 placed by the customers for upcoming transactions which influenced the increased amounts due to clients simultaneously. The Company assessed and evaluated that it was really a presentation issue and there should be no actual impact to the operating activities. Net cash generated from investing activities totaled $2,409,459. Net cash used in financing activities totaled $2,106,342. The resulting change in cash for the period was an increase of $21,928,951. The cash balance at the beginning of the period was $12,524,086. The cash balance on June 30, 2019 was $34,453,037.

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

.

As of June 30, 2019, the Company had $34,608,620 in total current liabilities, which comprised of $618,014 in accrued expense and other payables, $27,001,865 in customers’ deposits, $7,043 in advance from customer, $6,790,399 in amount due to related parties, $178,917 in lease liabilities and $12,382 in tax payables. As of December 31, 2018, the Company had $14,099,778 in total current liabilities, which included $641,692 in accrued expenses and other payables $8,995 in advance from customers, $4,549,202 in customers’ deposits, $2,499,500 in short-term borrowings from third parties, $6,385,288 in amount due to related party, and $15,101 in tax payables.

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

Future Financings

Although we are suffering downside business including a decrease in trading volume and customer deposits, we are also undergoing a company restructuring, including re-evaluating the Company’s core business and a downsizing of its workforce. Our management forecasts that we have sufficient cash from our operations to fund our business organically. However, we may conduct equity sales of our shares of common stock in order to fund further expansion and growth of our business. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any sales of the equity securities to fund expansion and other activities, and if we are able to, there is no guarantee that existing shareholders will not be substantially diluted. In essence, we do not need to rely on equity sales to fund our business operations.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Ms. Fang Mu and our Chief Financial Officer, Mr. Jehn Ming Lim. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2019 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

TAKUNG ART CO., LTD

Date: August 14, 2019	By:	/s/ Fang Mu
Fang Mu
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer)