Form 10-Q
period 2019-09-30
Takung Art Co., Ltd.
filed 2019-11-14
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of common stock issued and outstanding as of November 13, 2019 is 11,255,129.

FORM 10-Q

TAKUNG ART CO., LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,086,637	$7,974,884
Restricted cash	17,008,251	4,549,202
Account receivables, net	-	568,757
Prepayment and other current assets	579,107	955,249
Amount due from a related party	5,682,807	5,907,789
Loan receivables	1,958,672	2,391,350
Total current assets	31,315,474	22,347,231

Non-current assets
Property and equipment, net	941,374	1,445,679
Intangible assets	22,257	22,284
Operating lease right-of-use assets	904,836	-
Deferred tax assets, net	776,896	611,738
Amount due from a related party, non-current	101,420	-
Other non-current assets	114,823	142,293
Total non-current assets	2,861,606	2,221,994
Total assets	$34,177,080	$24,569,225

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$522,929	$641,692
Customer deposits	17,008,251	4,549,202
Advance from customers	10,227	8,995
Short-term borrowings from third parties	1,816,837	2,499,500
Amount due to related parties	6,759,674	6,385,288
Operating lease liabilities – current	173,156	-
Tax payables	7,831	15,101
Total current liabilities	26,298,905	14,099,778

Non-current liabilities
Operating lease liabilities, non-current	92,027	-
Amount due to a related party, non-current	197,520	-

Total liabilities	26,588,452	14,099,778

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,255,129 shares issued and outstanding as of September 30, 2019; 11,226,025 shares issued and outstanding as of December 31, 2018)	11,255	11,226
Additional paid-in capital	6,318,645	6,281,790
Retained earnings	1,514,907	4,479,133
Accumulated other comprehensive loss	(256,179)	(302,702)
Total shareholders’ equity	7,588,628	10,469,447
Total liabilities and shareholders’ equity	$34,177,080	$24,569,225

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee	$-	$-	$284,090	$3,978,735
Commission	939,164	253,331	1,655,244	3,557,411
Management fee	184,428	107,905	346,042	455,133
Annual fee	-	54	-	378
Authorized agent subscription revenue	-	-	-	191,623
Online artwork sales	-	2,244	-	8,548
Total revenue	1,123,592	363,534	2,285,376	8,191,828

Cost of revenue	(580,282)	(299,482)	(1,288,589)	(2,173,296)

Gross profit	543,310	64,052	996,787	6,018,532

Operating expenses:
General and administrative expenses	(1,159,502)	(2,208,264)	(3,322,547)	(7,791,747)
Selling expenses	(108,458)	(149,035)	(143,054)	(851,173)
Impairment loss-construction-in-progress		(326,227)	-	(326,227)
Total operating expenses	(1,267,960)	(2,683,526)	(3,465,601)	(8,969,147)

Loss from operations	(724,650)	(2,619,474)	(2,468,814)	(2,950,615)

Other income and expenses:
Other income (expenses)	13,125	65,487	(88,637)	470,752
Loan interest expense	(18,015)	(199,821)	(18,015)	(504,287)
Exchange loss	(515,808)	(870,218)	(564,233)	(1,132,510)
Total other expenses	(520,698)	(1,004,552)	(670,885)	(1,166,045)

Loss before provision for income taxes	(1,245,348)	(3,624,026)	(3,139,699)	(4,116,660)

Income tax benefit	117,451	742,670	175,473	574,202

Net loss	$(1,127,897)	$(2,881,356)	$(2,964,226)	$(3,542,458)

Foreign currency translation adjustment	(12,750)	(3,668)	46,523	(131,946)

Comprehensive loss	$(1,140,647)	$(2,885,024)	$(2,917,703)	$(3,674,404)

Loss per common share – basic	$(0.10)	$(0.26)	$(0.26)	$(0.32)
Loss per common share – diluted	(0.10)	(0.26)	(0.26)	(0.32)
Weighted average number of common shares outstanding-basic	11,255,129	11,226,025	11,243,082	11,216,009
Weighted average number of common shares outstanding-diluted	11,255,129	11,226,025	11,243,082	11,216,009

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUTIY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

					Accumulated
			Additional		other
	Number	Common	Paid-in	Retained	comprehensive
	of shares	stock	capital	Earnings	Income (loss)	Total
Balance, December 31, 2018	11,226,025	11,226	6,281,790	4,479,133	(302,702)	10,469,447

Issuance of ordinary shares for restricted stock award	-	-	-	-	-	-

Shared-based compensation	-	-	16,851	-	-	16,851

Net loss	-	-	-	(708,793)	-	(708,793)

Foreign currency translation adjustment	-	-	-	-	(5,480)	(5,480)

Balance, March 31, 2019	11,226,025	11,226	6,298,641	3,770,340	(308,182)	9,772,025

Issuance of ordinary shares for restricted stock award	29,104	29	4,012	-	-	4,041

Shared-based compensation	-	-	9,719	-	-	9,719

Net loss	-	-	-	(1,127,536)	-	(1,127,536)

Foreign currency translation adjustment	-	-	-	-	64,753	64,753

Balance, June 30, 2019	11,255,129	11,255	6,312,372	2,642,804	(243,429)	8,723,002

Shared-based compensation	-		6,273	-	-	6,273

Net loss	-	-	-	(1,127,897)	-	(1,127,897)

Foreign currency translation adjustment	-	-	-	-	(12,750)	(12,750)

Balance, September 30, 2019	11,255,129	11,255	6,318,645	1,514,907	(256,179)	7,588,628

					Accumulated
			Additional		other
	Number	Common	Paid-in	Retained	comprehensive
	of shares	Stock	capital	Earnings	loss	Total
Balance, December 31, 2017	11,188,882	11,189	6,116,216	12,111,096	(320,290)	17,918,211

Issuance of ordinary shares for restricted stock award	20,000	20	(20)	-	-	-

Shared-based compensation	-	-	73,749	-	-	73,749

Net income	-	-	-	423,290	-	423,290

Foreign currency translation adjustment	-	-	-	-	(17,167)	(17,167)

Balance, March 31, 2018	11,208,882	11,209	6,189,945	12,534,386	(337,457)	18,398,083

Issuance of ordinary shares for restricted stock award	17,143	17	(17)	-	-	-

Shared-based compensation	-	-	55,672	-	-	55,672

Net loss	-	-	-	(1,084,392)	-	(1,084,392)

Foreign currency translation adjustment	-	-	-	-	(111,111)	(111,111)

Balance, June 30, 2018	11,226,025	11,226	6,245,600	11,449,994	(448,568)	17,258,252

Issuance of ordinary shares for restricted stock award	-	-	-	-	-	-

Shared-based compensation	-	-	53,310	-	-	53,310

Net loss	-	-	-	(2,881,356)	-	(2,881,356)

Foreign currency translation adjustment	-	-	-	-	(3,668)	(3,668)

Balance, September 30, 2018	11,226,025	11,226	6,298,910	8,568,638	(452,236)	14,426,538

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,828,217	$(18,589,823)

Cash flows from investing activities:
Purchase of property and equipment	(36,108)	(775,730)
Purchase of available-for-sale investments	(22,205,745)	(90,293,454)
Maturity and redemption of available-for-sale investments	22,205,745	90,293,454
Loan to third parties	(2,093,555)	-
Loan to a related party	-	(6,369,809)
Repayment of loan from third parties	2,443,251	3,641,871
Purchase of held-to-maturity investment	-	(873,617)
Net cash provided by (used in) investing activities	313,588	(4,377,285)

Cash flows from financing activities:
Proceeds from related parties loan	6,226	6,389,042
Proceeds from a third party’s loan	1,955,669	-
Repayment of loan to a related party	-	(483,822)
Loan repayment to a third party	(2,499,500)	(3,480,000)
Net cash (used in) provided by financing activities	(537,605)	2,425,220

Effect of exchange rate change on cash, cash equivalents and restricted cash	(33,398)	(664,016)

Net increase (decrease) in cash, cash equivalents and restricted cash	10,570,802	(21,205,904)

Cash, cash equivalents and restricted cash, beginning balance	12,524,086	37,140,582

Cash, cash equivalents and restricted cash, ending balance	$23,094,888	$15,934,678

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents as of September 30, 2019 and 2018, respectively	$6,086,637	$8,418,818
Restricted cash as of September 30, 2019 and 2018, respectively	17,008,251	7,515,860
Total cash, cash equivalents, and restricted cash as of September 30, 2019 and 2018, respectively	$23,094,888	$15,934,678

Supplemental cash flows information:

Cash paid for interest	$156,453	$241,727
Cash paid for income tax	$-	$111,917

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

Tianjin Takung provides technology development services to Hong Kong Takung and also carries out marketing and promotion activities in mainland China.

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

Hong Kong MQ Group Limited (“Hong Kong MQ”) was formed in Hong Kong on November 27, 2018 and currently has no operations. On June 19, 2019, as a result of a private transaction, one (1) share of common stock of Hong Kong MQ was transferred from Ms. Hiu Ngai Ma to the Company. The net asset of Hong Kong MQ was $nil as of the acquisition date. The consideration paid for the ownership transfer, which represent 100% of the issued and outstanding share capital of Hong Kong MQ, was $0.13 (HK$1). Hong Kong MQ became a direct wholly-owned subsidiary of the Company.

MQ (Tianjin) Enterprise Management Consulting Co., Ltd. (“Tianjin MQ”) was incorporated in Tianjin, PRC on July 9, 2019 and is a directly wholly owned subsidiary of Hong Kong MQ. It was established as a limited liability company with a registered capital of $100,000 located in the Pilot Free Trade Zone in Tianjin. Tianjin MQ will focus on exploring business opportunities and promoting our artwork trading business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. Dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2019, its consolidated results of operations and cash flows for the nine-month periods ended September 30, 2019 and 2018, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As a result of the adoption of the standard, the Company recognized operating lease right-of-use assets and operating lease liabilities on its condensed consolidated balance sheet as of September 30, 2019. The assets and liabilities recognized upon application of the transition provisions were primarily associated with existing office and storage leases. Please refer to footnote 9. Leases for details.

Except for the ASUs issued but not yet adopted disclosed in Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Tax receivables	$279,687	$399,026
Staff advance	-	93,676
Prepaid service fee	192,435	140,934
Short-term borrowings to third party	53,571	-
Deposit	9,234	241,827
Other current assets	44,180	79,786
Prepayment and other current assets	$579,107	$955,249

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
Listing fee	$-	$568,757
Authorized agent subscription revenue	557,154	557,837
Monthly commission fee	1,376,460	1,378,148
Others	53,561	53,626
Less: allowance for doubtful accounts	(1,987,175)	(1,989,611)
Account receivables, net	$-	$568,757

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Outstanding Balance (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$699,526	0%	7/17/2020
8/29/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$699,526	0%	8/28/2020
9/20/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	4,000,000	4,000,000	$559,620	0%	9/19/2020
			Total		$1,958,672

•	The interest-free loans (the “RMB Loans”) entered into by Tianjin Takung were guaranteed by Mr. Daquan Wang who is a General Manager and legal representative of Chongqing Aoge Import and Export Co. (“Chongqing”). Mr. Daquan Wang is a citizen of the People’s Republic of China. Both Chongqing and Mr. Daquan Wang are non-related parties to the Company.

•	Hong Kong Takung entered into loan agreements (the “Hong Kong Dollar Loans”) with Friend Sourcing Ltd., a Hong Kong company (“Friend Sourcing”) with interest accruing at a rate of 8% per annum (See Note 8). Friend Sourcing is a non-related party to the Company.

The transactions with Friend Sourcing were aimed to meet the Company’s working capital needs in Hong Kong Dollars.

Through an understanding between Chongqing Aoge Import and Export Co. and Friend Sourcing, the Hong Kong Dollar Loans are “secured” by the RMB Loans. It is the understanding between the parties that the Hong Kong Dollar Loans and the RMB Loans will be repaid simultaneously.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Furniture, fixtures and equipment	$159,239	$156,656
Leasehold improvements	338,845	447,048
Computer trading and clearing system	3,339,155	3,382,168
Transport equipment	100,643	104,628
Sub-total	3,937,882	4,090,500
Less: accumulated depreciation	(2,996,508)	(2,644,821)
Property and equipment, net	$941,374	$1,445,679

Depreciation expense was $148,774 and $241,448 for the three months ended September 30, 2019 and 2018, respectively, and $463,241 and $713,933 for the nine months ended September 30, 2019 and 2018, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Accruals for consulting fees	$264,469	$264,793
Accruals for professional fees	110,442	49,518
Payroll payables	70,231	104,437
Trading and clearing system	49,970	86,208
Other payables	27,817	136,736
Total accrued expenses and other payables	$522,929	$641,692

8. SHORT-TERM BORROWINGS FROM THIRD PARTIES

In July 2019, Hong Kong Takung entered into a loan agreement (the “HKD Loan”) with Friend Sourcing Ltd, a Hong Kong company (“Friend Sourcing”) with interest accruing at a rate of 8% per annum. The HKD Loan is to provide Hong Kong Takung with sufficient HKD currency to meet its working capital requirements. Friend Sourcing is a non-related party to the Company.

In the meantime, Tianjin Takung entered an interest-free loan (the “RMB Loan”) to another third party as a guarantee for the HKD Loan. The loan amount was $ 1,955,245 (RMB 14,000,000). Through an understanding between the two third parties, the HKD Loan is “secured” by the RMB Loan. It is an understanding between the parties that when the HKD Loans is repaid, the RMB Loan will be repaid at the same time.

Date	Borrower	Lender	September 30, 2019 (USD)	December 31, 2018 (USD)	Annual Interest Rate	Repayment Due Date
8/24/2016	Hong Kong Takung	Merit Crown Limited	$-	$1,499,500	8%	1/2/2019
12/19/2017	Hong Kong Takung	Merit Crown Limited	$-	$500,000	8%	1/2/2019
12/22/2017	Hong Kong Takung	Merit Crown Limited	$-	$500,000	8%	1/2/2019
7/18/2019	Hong Kong Takung	Friend Sourcing Ltd.	$710,186	$-	8%	7/17/2020
8/29/2019	Hong Kong Takung	Friend Sourcing Ltd.	$691,699	$-	8%	8/28/2020
9/20/2019	Hong Kong Takung	Friend Sourcing Ltd.	$553,360	$-	8%	9/19/2020

		Less: Discount loan payable	$(138,408)	$-

		Total	$1,816,837	$2,499,500

The U.S. Dollar Loans of $2,499,500 as of December 31, 2018 was settled on January 2, 2019.

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of September 30, 2019. The fair value of the short-term borrowings approximates their carrying amounts. The weighted average short-term borrowings were $256,074 and $7,319,041 for the nine months period ended September 30, 2019 and 2018, respectively. The interest expenses for the short-term borrowings were $18,015 and $199,822 for the three months ended September 30, 2019 and 2018, respectively, and $18,015 and $500,080 for the nine months ended September 30, 2019 and 2018, respectively.

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

(b) Liu Zhenying (“Liu”), the former Vice President of Hong Kong Takung. Liu resigned from the Company on September 30, 2018.

(c) Mao Jianping (“Mao”), the Human Resources Management Director of Hong Kong Takung.

(d) Li Shuhai (“Li”), the legal representative of Tianjin Takung.

Amounts due from related parties consisted of the following as of the years indicated:

	September 30, 2019	December 31, 2018
	(Unaudited)
Wang (a)(i)	$	$5,907,789
Li (d)(i)	5,682,807	-
Total current amount due from related parties	$5,682,807	$5,907,789

	September 30, 2019	December 31, 2018
	(Unaudited)
Mao (c) (ii)	$101,420	$-

Total noncurrent amount due from a related party	$101,420	$-

Amount due to related parties

Amount due to related parties consisted of the following as of the years indicated:

	September 30, 2019	December 31, 2018
	(Unaudited)
Wang (a) (i)	$-	$6,385,288
Li (d) (i)	6,377,470	-
Mao (c) (ii)	382,204	-
Total current amount due to related parties	$6,759,674	$6,385,288

	September 30, 2019	December 31, 2018
	(Unaudited)
Mao (c) (ii)	$197,520	$-
Total noncurrent amount due to a related party	$197,520	$-

(i)	Amount due from and due to Wang and Li

On May 16, 2018, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Working Capital Loan") with Liu that was transferred to Wang on October 18, 2018 for the loan of $6,377,470 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan is May 15, 2019. On May 15, 2019, Hong Kong Takung entered into an extension agreement with Wang to extend the HK Dollar Loan with a due date on May 15, 2020. On September 16, 2019, Wang transferred this loan to Li, Shuhai, the legal representative of Tianjin Takung with the same extended maturity date.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Working Capital Loan") with Liu that was transferred to Wang on October 18, 2018 for the loan of $5,682,807 (RMB40,619,000) with the maturity date of the loan is May 15, 2019. On May 15, 2019, Tianjin Takung entered into an extension agreement with Wang to extend the RMB Loan with a due date on May 15, 2020. On September 16, 2019, Wang transferred this loan to Li, the legal representative of Tianjin Takung with the same extended maturity date.

Through an understanding between Li and the Company, the HK Dollar Working Capital Loan is "secured" by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

(ii)	Amount due to / from Mao

The amount due to Mao is primarily related to the lease from Mao. On May 13, 2019, the Company entered into a non-cancellable lease agreement with a related party, Mao for the office location in Tianjin, PRC. The leased office location is approximately 2,090.61 square meters. The lease will be expired on May 12, 2021. The Company is charged rent at a rate of $0.55 per square meter per day. The agreement requires a lump sum payment of $202,840 (RMB1,449,838.04) every nine months and a deposit of $101,420 (RMB724,919.02). The deposit is refundable to the Company. The total lease liability is $573,500, of which $375,980 and $197,520 were included in current and noncurrent portions, respectively, as of September 30, 2019.

As of September 30, 2019, Mao also lent a startup deposit of $6,224 to Hong Kong MQ.

10. INCOME TAXES

Takung was incorporated in the State of Delaware and is subject to United States income tax. Hong Kong Takung, Takung Art Holding and Hong Kong MQ were incorporated in Hong Kong S.A.R. People’s Republic of China and are subject to Hong Kong profits tax. Shanghai Takung, Tianjin Takung and Tianjin MQ are PRC corporations and are subject to enterprise taxes in the PRC.

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Cuts and Jobs Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. For the three and nine months ended September 30, 2019 and 2018, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

As of September 30, 2019, and December 31, 2018, the Company in the United States had $1,886,422 and $1,332,438 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. Carrybacks are now prohibited. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

Hong Kong

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $255,154) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung Art Co., Ltd, both entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its Profits Tax Return. The election is irrevocable. We elected Hong Kong Takung to be subject to the two-tier profits tax rates.

The provision for current income taxes of Hong Kong Takung has been calculated by applying the current rate of taxation of 8.25% for three and nine months ended September 30, 2019, 16.5% for three and nine months ended September 30, 2018, if applicable. Takung Art Holdings and Hong Kong MQ still applied the original tax rate of 16.5% for three and nine months ended September 30, 2019.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries were subject to income tax at a rate of 25%.

The income tax provision consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	(332,918)	-	(160,548)
Total Current	$-	$(332,918)	$-	$(160,548)

Deferred:
Federal	$-	$-	$-	$37,398
State	-	-	-	-
Foreign	(117,451)	(409,752)	(175,473)	(451,052)
Total Deferred	$(117,451)	$(409,752)	$(175,473)	$(413,654)

Total income tax benefit	$(117,451)	$(742,670)	$(175,473)	$(574,202)

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss before income tax expense	$(1,245,348)	$(3,624,026)	$(3,139,699)	$(4,116,660)

Computed tax (benefit) expense with statutory tax rate	(205,484)	(597,964)	(518,050)	(679,249)
Impact of different tax rates in other jurisdictions	15,956	(89,082)	125,056	(51,274)

Non-deductible items:
Tax effect of non-deductible expenses	17,096	(167,031)	34,982	(163,701)
Previous years unrecognized taxation effect	7,134	6,870	7,134	6,870
Changes in valuation allowance	47,847	104,537	175,405	313,152

Total income tax benefit	$(117,451)	$(742,670)	$(175,473)	$(574,202)

The effective tax rate was 9.4% and 20.5% for the three months ended September 30, 2019 and 2018, respectively, and 5.6% and 13.9% for the nine months ended September 30, 2019 and 2018, respectively.

11. LEASES

The Company has operating leases for its office facilities and artwork storages. The Company's leases have remaining terms of less than one year to approximately nine years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

The following table provides a summary of leases by balance sheet location as of September 30, 2019:

Assets/liabilities	Classification	As of September 30, 2019
Assets
Operating lease right-of-use assets	Operating lease assets	$904,836

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$173,156
	Amount due to related parties	375,980

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	92,027
	Amount due to related parties, non-current	197,520

Total lease liabilities		$838,683

The operating lease expenses, including lease from the related party, for the nine and three months ended September 30, 2019 were as follows:

		Three months ended	Nine months ended
Lease Cost	Classification	September 30, 2019	September 30, 2019
Operating lease cost	Cost of revenue, general and administrative expenses	$145,313	$282,486
Total lease cost		$145,313	$282,486

Maturities of operating lease liabilities at September 30, 2019 were as follow:

Maturity of Lease Liabilities	Operating Leases
2019 (remainder)	$255,774
2020	582,171
2021	13,991
2022	13,991
2023	13,991
Thereafter	20,986
Total lease payments	$900,904
Less: interest	(62,221)
Present value of lease payments	$838,683

Future minimum lease payments as of December 31, 2018 were as follows:

Lease (1)
Year ending December 31, 2019	$396,243

Year ending December 31, 2020	230,683

Year ending December 31, 2021	14,737

Year ending December 31, 2022	14,737

Year ending December 31, 2023 and thereafter	37,457

Total	$693,857

(1) Amounts are based on ASC 840, Leases that was superseded upon our adoption of ASC 842, Lease on January 1, 2019.

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	1.86

Weighted-average discount rate (%)
Operating leases	8%

Other Information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$448,405
Leased assets obtained in exchange for new operating lease liabilities	1,032,824

12. LOSS PER SHARE

Basic losses per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted losses per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(1,127,897)	$(2,881,356)	$(2,964,226)	$(3,542,458)

Denominator:
Weighted-average shares outstanding - Basic	11,255,129	11,226,025	11,243,082	11,216,009
Stock options and restricted shares		-		-
Weighted-average shares outstanding - Diluted	11,255,129	11, 226,025	11,243,082	11,216,009

Loss per share
-Basic	(0.10)	(0.26)	(0.26)	(0.32)
-Diluted	(0.10)	(0.26)	(0.26)	(0.32)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Due to the loss from continued operations for the three and nine months ended September 30, 2019, approximately 130,890 options were excluded from the calculation of diluted net loss per share.

13. SUBSEQUENT EVENTS

Management assessed and determined there were no significant and material subsequent events occurred that would require recognition or disclosure in the interim condensed consolidated financial statements.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the U.S. federal securities laws, we do not intend to update any of the forward-looking statements to conform them to actual results unless required by applicable securities regulations or rules. The following discussion should be read in conjunction with our financial statements and the related notes filed herein.

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

MQ (Tianjin) Enterprise Management Consulting Co., Ltd. (“Tianjin MQ”) was incorporated in Tianjin on July 9, 2019 and is a directly wholly owned subsidiary of Hong Kong MQ. It was established as a limited liability company with a registered capital of $100,000 located in the Pilot Free Trade Zone in Tianjin. Tianjin MQ will focus on exploring business opportunities for and promoting our artwork trading business.

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

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2019 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2018

The following tables set forth our condensed consolidated statements of income data with a percentage:

	Three Months Ended September 30,
	2019	% of Revenue	2018	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$1,123,592	100	$363,534	100
Cost of revenue	(580,282)	(52)	(299,482)	(82)
Selling expense	(108,458)	(10)	(149,035)	(41)
General and administrative expenses	(1,159,502)	(103)	(2,208,264)	(608)
Impairment loss-construction-in-progress	-		(326,227)	(90)
Total costs and expenses	(1,848,242)	(165)	(2,983,008)	(821)
Loss from operations	(724,650)	(65)	(2,619,474)	(721)
Total other expenses	(520,698)	(46)	(1,004,552)	(276)
Loss before income tax expenses	(1,245,348)	(111)	(3,624,026)	(997)
Income tax benefit	117,451	10	742,670	204
Net loss	$(1,127,897)	(101)	$(2,881,356)	(793)

Revenue

The following table sets forth our condensed consolidated revenue by revenue source:

	Three months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Listing fee revenue	$-	$-
Commission	939,164	253,331
Management fee revenue	184,428	107,905
Online artwork sales	-	2,244
Annual fee revenue	-	54
Total	$1,123,592	$363,534

(i)	Listing fee revenue

As of September 30, 2019, a total of 285 sets of artwork were listed for trade on our platform —comprising 60 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $25,783,323 (HK$202,100,000); 35 pieces of jewelry with a total listing value of $9,269,749 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,845,275 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,119,820 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $663,401 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $331,700 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,084,405 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,315,830 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $127,577 (HK$1,000,000); and 7 pieces of sports memorabilia with a listing value of $1,085,604 (HK$8,509,400), of which 22.5%-48% (for 60 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended September 30, 2019, there were no new artworks listed on our platform.

We had no listing fee revenue for the three months ended September 30, 2019 and 2018. During the third quarter of 2019, we suspended and did not have any new listings of artwork on our platform because we focused on the promoting the trading of our existing listed artwork as opposed to new listings. We also felt that any new listings would be unfavorably impacted by current market conditions. We will be more discreet about the future listings of more valuable artworks.

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

Our trading volume and transaction value amounts increased significantly from 2016 when we commenced operations in Shanghai and consequently added a significant number of traders from mainland China as they could now settle their trades in Renminbi. This trend continued into 2017. However, there has been a decrease in our trading volume and transaction value amounts since the second half of 2018 because of the deteriorating economy in China due to the under-performance of its financial stock markets as well as the fall-out from the P2P (peer-to-peer) lending market. The situation has continued into 2019.

Total commission revenue increased by $685,833 for the three months ended September 30, 2019 to $939,164 compared to $253,331 for the three months ended September 30, 2018 primarily because our transaction volume increased as a result of our efforts in promoting our existing listed artworks.

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

During the three-month period ended September 30, 2019, management fee revenue increased by $76,523, from $107,905 for the three months ended September 30, 2018 to $184,428, due to the increase in trading transactions.

(iv)	Annual fee revenue

During the three-month period ended September 30, 2019, there was no annual fee revenue, compared to $54 for the three-month period ended September 30, 2018

(v)	Online artwork sales

During the three-month period ended September 30, 2019, there was no online artwork sales, compared to $2,244 for the three-month period ended September 30, 2018

Revenue by customer type

The following table presents our revenue by customer type:

	Three months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Artwork owners	$-	$-
Non - VIP traders	853,276	140,581
VIP traders	270,316	220,709
Online artwork sales	-	2,244
Total	$1,123,592	$363,534

Cost of Revenue

	Three months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Commission rebate to service agent	$370,204	$2,094
Depreciation	116,082	163,736
Internet service charge	62,104	53,676
Artwork insurance	12,192	50,983
Artwork storage	19,700	27,533
Others	-	1,460
Total	$580,282	$299,482

Cost of revenue for the three months ended September 30, 2019 and September 30, 2018 was $580,282 and $299,482, respectively. The increase in cost of revenue by $280,800 for the three months ended September 30, 2019 compared to September 30, 2018 was mainly due to higher commission rebates to service agents. The increase in commission rebates by $368,110 correlated to the higher commission revenue earned from transactions during the three months ended September 30, 2019. Such an increase was offset by the decrease in depreciation expense and artwork insurance expense by $47,654 and $38,791, respectively. The fall in depreciation expense was a result of the suspension of e-commerce activity and impairment of all online software development assets in 2018. The reduction in the artwork insurance expense was due to a negotiated discount in our new insurance contract for 2019.

Gross Profit

Gross profit was $543,310 for the three months ended September 30, 2019, compared to $64,052 for the three months ended September 30, 2018. The increase was due to the increase in our total revenue.

As previously discussed, the spike in total revenue was largely attributable to the rise in our commission revenue earned from transactions in the three months ended September 30, 2019. Our commission revenue contributed 83.6% for the quarter ended September 30, 2019 compared to 69.7% in the corresponding period in 2018. Consequently, we posted a gross profit margin of 48.4% for the three months ended September 30, 2019 compared to 17.6% for the same period in 2018.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2019 were $1,159,502 compared to $2,208,264 for the three months ended September 30, 2018. The significant plunge in general and administrative expenses by $1,048,762 was attributed to a decrease in salary and welfare by $829,072 due to reduction in force since July 2018, a decrease in traveling and accommodation expenses by $48,427 as a result of fewer marketing events, a decrease in non-deductible input VAT by $4,027, a decrease in consultancy fees by $29,698, share-based compensation by $58,537, depreciation by $45,020 and other expenses by $89,927.

The following table sets forth the main components of our general and administrative expenses for the three months ended September 30, 2019 and 2018.

	Three months ended September 30, 2019		Three months ended September 30, 2018
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	405,620	35.0	1,234,692	55.9
Office, insurance and rental expenses	369,947	31.9	361,402	16.4
Legal and professional fees	213,263	18.4	165,862	7.5
Traveling and accommodation fees	28,939	2.5	77,366	3.5
Non-deductible input VAT expense	40,718	3.5	44,745	2.0
Consultancy fee	46,494	4.0	76,192	3.5
Share based compensation expense	6,273	0.5	64,810	2.9
Depreciation	32,692	2.8	77,712	3.5
Others	15,556	1.4	105,483	4.8
Total general and administrative expense	$1,159,502	100	$2,208,264	100

Other expenses

Other expenses for the three-month period ended September 30, 2019 were $520,698 compared to other expenses of $1,004,552 for the same period in 2018. The decrease in other expenses by $483,854 was predominately resulted from a significant decrease in exchange loss by $354,410, arising from the depreciation of Renminbi against US dollar and a decrease in loan interest by $181,806 due to the loan due to a third party paid off in January 2019. Such decrease was offset by decrease in bank interest income by $49,266.

Income tax benefit

The Company’s effective tax rate varies due to its multiple jurisdictions in which the pretax book incomes or losses incur. The Company was subject to a U.S. income tax rate of 21% (34 % prior to January 1, 2018), Hong Kong profits tax rate at 8.25% for the first HKD 2 million (approximately $255,154) assessable profits and at 16.5% for assessable profits above HKD 2 million (approximately $255,154) (16.5% prior to January 1, 2018) and PRC enterprise income tax rate at 25%.

The effective tax rates for the three months ended September 30, 2019 and 2018 were 9.4% and 20.5%, respectively.

Income taxes benefit for the three months ended September 30, 2019 and 2018 were $117,451 and $742,670, respectively.

Net Loss

We had a net loss for the three months ended September 30, 2019 of $1,127,897 compared net loss of $2,881,356 for the three months ended September 30, 2018.

The decrease in net loss during the three months ended September 30, 2019 was predominately due to a rise in revenue by $760,058, and a decrease in operating expenses by $1,415,566, compared to the three months ended September 30, 2018 as a result of cost-cutting measures. It was also affected by a decrease in exchange losses by $354,410.

We announced on August 13, 2018 the suspension of new listings of artwork. We were on the downside of a downturn in the online fine art and collectibles platform space, a by-product of a downturn in A-shares on the Chinese markets tightening of liquidity in China, declines in both the Shanghai and Shenzhen stock exchanges and the fallout from increased peer-to-peer (P2P) loan defaults. We slowly resumed new listings in January 2019 but there were no new listings this quarter. We were focused on resuscitating interest in the trading of our existing artwork and generating more commission revenue.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2018

The following tables set forth our condensed consolidated statements of income data:

	Nine Months Ended
	September 30,
	2019	% of Revenue	2018	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$2,285,376	100	$8,191,828	100
Cost of revenue	(1,288,589)	(56)	(2,173,296)	(27)
Selling expense	(143,054)	(6)	(851,173)	(10)
General and administrative expenses	(3,322,547)	(146)	(7,791,747)	(95)
Impairment loss – construction-in-progress	-	-	(326,227	(4)
Total costs and expenses	(4,754,190)	(208)	(11,142,443)	(136)
Loss from operations	(2,468,814)	(108)	(2,950,615)	(36)
Interest and other expenses, net	(670,885)	(29)	(1,166,045)	(14)
Loss before income taxes	(3,139,699)	(137)	(4,116,660)	(50)
Income tax benefit	175,473	8	574,202	7)
Net loss	$(2,964,226)	(129)	$(3,542,458)	(43)

Revenue

The following table sets forth our condensed consolidated revenue by revenue source:

	Nine months ended
	September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Listing fee revenue	$284,090	$3,978,735
Commission	1,655,244	3,557,411
Management fee revenue	346,042	455,133
Authorized agent subscription revenue	-	191,623
Annual fee revenue	-	378
Online artwork sales	-	8,548
Total	$2,285,376	$8,191,828

(i)	Listing fee revenue

As of September 30, 2019, a total of 285 sets of artwork were listed for trade on our platform —comprising 60 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $25,783,323 (HK$202,100,000); 35 pieces of jewelry with a total listing value of $9,269,749 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,845,275 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,119,820 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $663,401 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $331,700 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,084,405 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,315,830 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $127,577 (HK$1,000,000); and 7 pieces of sports memorabilia with a listing value of $1,085,604 (HK$8,509,400), of which 22.5%-48% (for 60 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of sports memorabilia) of the listed values were charged as listing fees, respectively.

During the nine months ended September 30, 2019, there were 6 sets of paintings listed on our platform. Their total listing values were $1,148,194 (HK$9,000,000) for the paintings, of which 22.9%-28% (for the paintings) of the listed values were charged as listing fees.

The listing fees charged decreased to $284,090 during the nine months ended September 30, 2019 compared to $3,978,735 for the same period ended September 30, 2018. During the nine months ended September 30, 2019, we suspended new listings of artwork on our platform because we were more focused on promoting the trading of our existing listed artworks and felt that any new listings would be unfavorably impacted by current market conditions. We will also be more discreet about future listings of more valuable artworks. Accordingly, there were no listings during the nine months ended September 30, 2019.

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

Total commission revenue decreased by $1,902,167 for the nine months ended September 30, 2019 to $1,655,244 compared to $3,557,411 for the nine months ended September 30, 2018 primarily because there were no new listings of artwork on our platform in the second and third quarters and this drove down overall trading activity during this period compared to last year.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the nine-month period ended September 30, 2019, management fee revenue dropped by $109,091, from $455,133 for the nine months ended September 30, 2018 to $346,042, due to the decrease in overall trading transactions this period compared to last year.

(iv)	Annual fee revenue

During the nine-month period ended September 30, 2019, there was no annual fee revenue, compared to $378 for the nine-month period ended September 30, 2018.

(v)	Authorized agent subscription revenue

During the nine-month period ended September 30, 2019, there was no authorized agent subscription revenue, compared to $191,623 for the nine-month period ended September 30, 2018.

(vi)	Online artwork sales

During the nine-month period ended September 30, 2019, there were no online artwork sales, compared to $8,548 for the nine-month period ended September 30, 2018 because we shut down online artwork sales on our platform.

Revenue by customer type

The following table presents our revenue by customer type:

	Nine months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Artwork owners	$284,090	$3,978,735
Non - VIP traders	1,494,066	2,235,789
VIP traders	507,220	1,777,133
Authorized agents	-	191,623
Online artwork sales	-	8,548
Total	$2,285,376	$8,191,828

Cost of Revenue

	Nine months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Commission rebate to service agent	$660,208	$1,207,104
Depreciation	359,878	491,297
Internet service charge	159,882	240,165
Artwork insurance	36,124	155,635
Artwork storage	72,033	74,110
Others	464	4,985
Total	$1,288,589	$2,173,296

Cost of revenue for the nine months ended September 30, 2019 and September 30, 2018 was $1,288,589 and $2,173,296, respectively. The decrease in cost of revenue for the nine months ended September 30, 2019 compared to September 30, 2018, was mainly due to the decrease in the commission rebates to service agents by $546,896. Management focused on resuscitating interest in listed artwork and no new artwork had been listed since the second quarter of 2019. Besides the decrease in commission rebates, the decrease in cost of revenue was also due to a fall in the depreciation and amortization of hardware and software on our trading platform by $131,419 as a result of the suspension of e-commerce activity and impairment of all online software development assets in 2018, the decline in internet services charges by $80,283 due to the termination of two network lines between Macau and Hong Kong, the decrease in artwork insurance expense by $119,511 due to a negotiated discount in our new insurance contract for 2019, the decrease in artwork storage fee by $2,077 and the drop in other expenses by $4,521.

Gross Profit

Gross profit was $996,787 for the nine months ended September 30, 2019, compared to $6,018,532 for the nine months ended September 30, 2018. The decrease was mainly due to the significant decline in total revenue.

Overall total revenue for the nine months ended September 30, 2019 dropped by $5,906,452 or 72.1% compared to the same period in 2018. Compared to the same period in 2018, there was a significant decrease in listing fee revenue and commission revenue. Consequently, we posted a gross profit margin of 43.6% for the nine months ended September 30, 2019 compared to 73.5% for the same period in 2018.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2019 were $3,322,547, compared to $7,791,747 for the nine months ended September 30, 2018. The significant plunge in general and administrative expense by $4,469,200 was attributed to a decrease in salary and welfare by $2,615,446 due to reduction in force since July 2018, a decrease in insurance and rental expenses by $525,728 due to the relocation of our Hong Kong office to a non-central district, a decrease in legal and professional fees by $159,147, a decrease in traveling and accommodation expenses by $463,758 as a result of fewer marketing events, a decrease in non-deductible input VAT by $207,649, a decrease in consultancy fees by $71,853, share-based compensation by $180,347, depreciation by $119,273 and also other expenses by $202,401.

The following table sets forth the main components of our general and administrative expenses for the nine months ended September 30, 2019 and September 30, 2018.

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	(Unaudited)		(Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	1,283,486	38.6%	3,898,932	50.0%
Office, insurance and rental expenses	697,629	21.0%	1,223,357	15.7%
Legal and professional fees	595,903	18.0%	755,050	9.7%
Traveling and accommodation fees	81,282	2.4%	545,040	7.0%
Non-deductible input VAT expense	130,316	3.9%	337,965	4.3%
Consultancy	218,929	6.6%	290,782	3.7%
Share based compensation	36,884	1.1%	217,231	2.8%
Depreciation	103,363	3.1%	222,636	2.9%
Bad debt expense	-	-%	(76,402)	(1.0)%
Other	174,755	5.3%	377,156	4.9%
Total general and administrative expense	$3,322,547	100.0%	$7,791,747	100.0%

Other expenses

Other expenses for the nine months ended September 30, 2019 were $670,885, compared to $1,166,045 for the nine months ended September 30, 2018. The decrease in other expenses by $495,160 was primarily driven by the decrease in exchange loss by $568,277, due to the appreciation of Renminbi against US dollar and drop in loan interest by $486,272 due to a third-party loan being paid off in January 2019, offset by an increase in sundry expense by $357,053, a decrease in bank interest income by $132,218 and a loss in fixed asset disposal incurred in the nine months ended September 30, 2019 by $57,295.

Income tax benefit (expenses)

The Company's effective tax rate varies due to its multiple jurisdictions where pre-tax income or losses occur. The Company is subject to a Hong Kong profits tax rate at 8.25% for the first HKD 2 million (approximately $255,154) assessable profits and at 16.5% for assessable profits above HKD 2 million (approximately $255,154) (16.5% prior to January 1, 2018), PRC enterprise income tax rate at 25% and U.S. income tax rate of 21% (34% prior to January 1, 2018 due to the Tax Cuts and Jobs Act enacted on December 22, 2017).

The effective tax rates for the nine months ended September 30, 2019 and 2018 were 5.6% and 13.9%, respectively.

Income taxes benefit for the nine months ended September 30, 2019 and 2018 were $175,473 and $574,202, respectively.

Net loss

We had a net loss for the nine months ended September 30, 2019 of $2,964,226 compared to a net loss of $3,542,458 for the nine months ended September 30, 2018. The lower net loss incurred in the nine months ended September 30, 2019, compared to the same period in 2018, resulted from a lower operating expenses and exchange loss in the current period.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Nine months ended
	September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$10,828,217	$(18,589,823)
Net cash provided by (used in) investing activities	313,588	(4,377,285)
Net cash (used in) provided by financing activities	(537,605)	2,425,220
Effect of exchange rate change on cash and cash equivalents	(33,398)	(664,016)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,570,802	(21,205,904)
Cash, cash equivalents and restricted cash, beginning balance	12,524,086	37,140,582
Cash, cash equivalents and restricted cash, ending balance	$23,094,888	$15,934,678

Sources of Liquidity

During the nine months ended September 30, 2019, net cash generated from operating activities totaled $10,828,217 which resulted from the implementation of ASU2016-18 since the beginning of 2018. In fact, there was an increase in client deposits by $12,459,049 placed by the customers for upcoming transactions which influenced the increased amounts due to clients simultaneously. The Company assessed and evaluated that it was truly a presentation issue and there should be no actual impact to the operating activities. Net cash generated from investing activities totaled $313,588. Net cash used in financing activities totaled $537,605. The resulting change in cash for the period was an increase of $10,570,802. The cash balance at the beginning of the period was $12,524,086. The cash balance on September 30, 2019 was $23,094,888.

During the nine months ended September 30, 2018, net cash used in operating activities totaled $18,589,823 and it was resulted in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity due to the adoption of ASU2016-18 since beginning of 2018. The reduction in net cash in operating activities was predominately triggered by a decline in client deposits by $17,757,757 which influenced the fall in the amount due to clients simultaneously. The Company assessed and evaluated it was rather a presentation issue and there should have no actual impact to the operating activities. Net cash used in investing activities totaled $4,377,285. Net cash generated from financing activities totaled $2,425,220. The resulting change in cash for the period was a decrease of $21,205,904. The cash balance at the beginning of the period was $37,140,582. The cash balance on September 30, 2018 was $15,934,678.

As of September 30, 2019, the Company had $26,298,905 in total current liabilities, which comprised of $522,929 in accrued expense and other payables, $17,008,251 in customers’ deposits, $10,227 in advance from customer, $6,759,674 in amount due to related parties, $1,816,837 in loan from a third party, $173,156 in lease liabilities and $7,831 in tax payables. As of December 31, 2018, the Company had $14,099,778 in total current liabilities, which included $641,692 in accrued expenses and other payables $8,995 in advance from customers, $4,549,202 in customers’ deposits, $2,499,500 in short-term borrowings from third parties, $6,385,288 in amount due to related party, and $15,101 in tax payables.

The Company is aware of events or uncertainties which may affect its future liquidity because of capital controls in the PRC. The RMB is only currently convertible under the "current account," which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC subsidiaries, which are wholly foreign owned enterprises, may purchase foreign currency for settlement of "current account transactions," including payment of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our stockholders, including holders of our shares of common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our PRC subsidiaries.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Ms. Fang Mu and our Chief Financial Officer, Mr. Jehn Ming Lim. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2019 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

TAKUNG ART CO., LTD

Date: November 14, 2019	By:	/s/ Fang Mu
Fang Mu
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Jehn Ming Lim
Jehn Ming Lim
Chief Financial Officer
(Principal Financial Officer)

