Form 10-K
period 2019-12-31
Takung Art Co., Ltd.
filed 2020-05-08
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _________________________

Commission file number 001-38036

TAKUNG ART CO., LTD

(Exact name of registrant as specified in its charter)

Delaware	26-4731758
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Room 1105 Wing On Plaza, 62 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +852 3158-0977

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TKAT	NYSE American

Securities registered pursuant to section 12(g) of the Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and ask price of such common equity, as of the last business day of the registrant’s 2019 second fiscal quarter, was $4,045,608.74 (6,038,222 shares of common stock held by non-affiliates, at $0.67 per share, the price at which the common equity was last sold on June 28, 2019).

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

The number of shares of common share, par value $0.001 outstanding as of May 8, 2020 is 11,255,129.

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

Our reporting currency is U.S. Dollars. This Annual Report also contains translations of certain foreign currency amounts into U.S. dollars for the convenience of the reader. Unless otherwise stated, all translations of HK$ into U.S. dollars were made at HK$7.7894 and HK$7.8305 to US$1.00 and translations of Renminbi into U.S. dollars were made at RMB6.9618 and RMB6.8755 to US$1.00, the exchange rates set forth in the H.10 statistical release of the Federal Reserve Board on December 31, 2019 and December 31, 2018, respectively. We make no representation that the HK$, Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or could be converted into U.S. dollars, HK$ or Renminbi, as the case may be, at any particular rate or at all. As of May 8, 2020, the translations of HK$ and Renminbi into U.S. dollars were made at HK$7.7509 and RMB7.0895 to US$1.00, respectively.

References to “PRC” or “China” are to the People’s Republic of China, excluding, for the purposes of this Annual Report only, Taiwan and the special administrative regions of Hong Kong and Macau.

References to “Hong Kong” are to “Hong Kong, Special Administrative Region of the People’s Republic of China”.

Unless otherwise specified or required by context, references to “we,” “the Company”, “Takung”, “our” and “us” refer collectively to (i) Takung Art Co., Ltd, (ii) the subsidiaries of Takung Art Co., Ltd, Hong Kong Takung Art Co., Ltd (“Hong Kong Takung”) and Hong Kong Takung Art Holdings Company Limited (“Takung Art Holdings”) , a Hong Kong limited liability company, Hong Kong MQ Group Limited (“Hong Kong MQ”), a Hong Kong limited liability company and its wholly-owned PRC subsidiary, MQ (Tianjin) Enterprise Management Consulting Co. Ltd (“Tianjin MQ”), Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”), wholly-owned subsidiaries of Hong Kong Takung incorporated in the Shanghai Free-Trade Zone (SFTZ) in Shanghai, China and Tianjin Pilot Free-Trade Zone (TJFTZ) in Tianjin, China respectively.

References to Shanghai Takung’s “registered capital”, Tianjin Takung’s “registered capital”, and Tianjin MQ’s “registered capital” are to the equity of Shanghai Takung, Tianjin Takung, and Tianjin MQ, respectively, which under PRC law is measured not in terms of shares owned but in terms of the amount of capital that has been contributed to a company by a particular shareholder or all shareholders. The portion of a limited liability company’s total capital contributed by a particular shareholder represents that shareholder’s ownership of the company, and the total amount of capital contributed by all shareholders is the company’s total equity. Capital contributions are made to a company by deposits into a dedicated account in the company’s name, which the company may access in order to meet its financial needs. When a company’s accountant certifies to PRC authorities that a capital contribution has been made and the company has received the necessary government permission to increase its contributed capital, the capital contribution is registered with regulatory authorities and becomes a part of the company’s “registered capital.”

PART I

Item 1.   Business

Overview

Takung Art Co., Ltd is a holding company that, through Hong Kong Takung Art Co., Ltd. (“Hong Kong Takung”) and Hong Kong Takung Art Holdings Co., Ltd (“Takung Art Holdings”), Takung (Shanghai) Co., Ltd and Takung Cultural Development (Tianjin) Co. Ltd., Hong Kong Takung’s wholly-owned subsidiaries in China (“Shanghai Takung” and “Tianjin Takung” respectively), operates an electronic online platform located at http://en.takungae.com/ for artists, art dealers and art investors to offer and trade in ownership units over valuable artwork. On June 19, 2019, Takung Art Co., Ltd purchased from Ms. Ma Hiu Ngai, the Company’s shareholder, one (1) ordinary share of Hong Kong MQ Group Limited (“Hong Kong MQ”), constituting 100% of its issued and outstanding shares, for a cash consideration of HK$1.00 and therefore made Hong Kong MQ its wholly-owned subsidiary. Hong Kong MQ incorporated MQ (Tianjin) Enterprise Management Consulting Co., Ltd. (“Tianjin MQ”) in the Pilot Free Trade Zone in Tianjin, PRC on July 9, 2019 with a registered capital of $100,000 and will focus on exploring business opportunities.

Through Hong Kong Takung, Shanghai Takung and Tianjin Takung, we offer on-line listing and trading services that allow artists/art dealers/owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform. Our platform also makes investment in high-end and expensive artwork more accessible to ordinary people without substantial financial resources. We are in the midst of dissolving Takung Art Holdings and Shanghai Takung in an effort to streamline our business operations.

We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees.

We are headquartered in Hong Kong, Special Administrative Region, People’s Republic of China and conduct business in Hong Kong and Tianjin. Our principal executive office is located at Room 1105 Wing On Plaza, 62 Mody Road, Tsim Sha Tsui, Hong Kong

Corporate History and Structure

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

Hong Kong Takung Art Holdings Company Limited (“Takung Art Holdings”) was incorporated in Hong Kong on July 20, 2018 and operates as a holding company to operate an e-commerce platform for offering, selling and trading whole pieces of artwork instead of units of artwork. Takung Art Holdings incorporated Art Era Internet Technology (Tianjin) Co., Ltd in Tianjin, China on September 7, 2018 but dissolved it on June 18, 2019.

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

MQ (Tianjin) Enterprise Management Consulting Co., Ltd (“Tianjin MQ”) was incorporated in Tianjin, PRC on July 9, 2019 and is a directly wholly owned subsidiary of Hong Kong MQ. It was established as a limited liability company with a registered capital of $100,000 located in the Pilot Free Trade Zone in Tianjin. Tianjin MQ will focus on exploring business opportunities.

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

Our website http://en.takungae.com/ is an essential part of our trading platform.

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

The transaction on our trading platform are wholly settled in HKD. For RMB deposits and withdrawal in China, our trading platform through Enterprise Resources Planning (ERP) system, can directly connect trader bank accounts to our bank accounts under Bank of China, Ping An Bank, Minsheng Bank and Shanghai Pudong Development Bank (“SPD Bank”) to facilitate account and transaction enquiries. The transaction instructions will be submitted to our trading platform on a real-time basis for their deposit. Our trading platform subscribed the payment function from each of those banks which provides real-time payment and settlement service to make deposits quick and easy. If they would like to withdraw money from their trading account, the Traders will put in a request on our trading platform. After confirming the Traders’ accounts have sufficient money for withdrawal, we will transfer the money from the client-money bank account to the Traders’ individual bank account.

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

Our trading system hardware platform is hosted by a rendered service from Amazon web and their server is in Singapore. Our clearing system hardware platform is hosted in Hong Kong and our disaster recovery system is set up in the CITIC Telecom IDC room, located in Hong Kong. The real-time data synchronization ensures the safety of transaction data.

Through our subsidiary, Shanghai Takung, we are able to receive deposits from and make payments to online artwork Traders in mainland China on behalf of Hong Kong Takung. We disbanded the whole software development team in Hangzhou and will outsource the research and development work of our trading platform to a third party contractor when the need arises. Tianjin Takung is presently a back office for Hong Kong Takung and Shanghai Takung, which provides technology support and also carries out marketing and promotion activities in mainland China. Management has recently determined to merge the operations of Shanghai Takung with Tianjin Takung’s, which was completed on September 30, 2019, and eventually dissolve Shanghai Takung in order to save costs.

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

For example, the 285 sets of artwork  listed for trade on our platform through December 31, 2019, there have been 60 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $25,794,183 (HK$202,100,000); 35 pieces of jewelry with a total listing value of $9,273,653 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,852,369 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,124,925 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $663,680 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $331,840 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,084,862 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,316,384 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $127,631 (HK$1,000,000); and 7 pieces of sports memorabilia with a listing value of $1,086,061 (HK$8,509,400), of which 22.5%-48% (for 60 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of sports memorabilia) of the listed values were charged as listing fees, respectively.

Traditionally, artwork is sold and transacted by the creator/owner of it through galleries, stores and agents.

Similarly, an artwork is presented to us for listing by the owner/artist (Original Owner) together with an agent (Offering Agent). Both the Original Owner and the Offering Agent would have discussed and proposed a price for the artwork in their listing application to us. An Offering Agent assists the Original Owner with the listing process, such as getting the artwork appraised by a third party professional, assigning an initial value for each trading unit at listing, performing research and preparing the marketing material and promotional activities to attract Traders’ interest. There may be circumstances in the future that the Original Owner will approach us for the listing, in which case, we will recommend an Offering Agent to assist the Original Owner with the listing process. However, we consider this to be a rare case. For the 285 pieces of artwork that we have listed through December 31, 2019, the listing processes were all initiated by Offering Agents.

On receipt of the application, we will assess and consider the merits of listing the artwork on our platform. Some of the factors we will consider are the appeal of the proposed artwork, the artist, the marketability of the artwork and the likelihood of its appreciation in the future.

Assuming that an artwork is accepted for listing, it will be divided into equal ownership units based on its appraised value. For example, a painting with a listing value of $1,531,569 (HK$12,000,000) may be divided into 12,000,000 units with each unit sold at $0.13 (HK$1). Traders would then be able to bid for and trade these units on our platform.

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

Prior to the sale to the public, the Original Owner may reserve a certain percentage of the artwork units and the Offering Agent may subscribe for a certain percentage of artwork units, generally 0-20%. These artwork units held by the Original Owner and the Offering Agent may not be traded until 180 days after the date when the artwork is listed.

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

If the total subscribed units exceed the Offering Percentage but are less than the total offered amount, then the Offering Agent is obliged to purchase the remaining units on the same offering terms or if no Offering Agent is engaged, the Original Owner shall retain the remaining units. In the former, the Offering Agent is required to link its bank accounts in PRC with its trading account with us to ensure that it has sufficient funds to purchase any remaining unsold units. The Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-48.5% of the total offering price for calligraphies, paintings, jewelry, ambers, precious stones, antique mammoth ivory carving, porcelain pastel paintings and porcelain, which are the major types of artwork listed and traded on our system as of December 31, 2019. The listing fee is earned when the units for the artwork are successfully subscribed for and trades on our platform.

The offering deposit is generally 22% of the total offering price and may vary based on the type of artwork, offering price and other factors. The offering deposit is paid by the Offering Agent through the linked accounts as described above and will be refunded if all offered artwork units are sold. In the event that the total number of units sold exceeds the Offering Percentage but does not reach all of the units offered, the offering deposit will be used to purchase the remaining artwork units that have not been subscribed by Traders.

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

As of December 31, 2019, there were a total of 285 pieces of artworks, including 60 sets of paintings and calligraphies, 35 pieces of jewelry, 134 pieces of precious stones, 29 pieces of amber, 4 pieces of antique mammoth ivory carving, 2 pieces of porcelain pastel paintings, 7 pieces of porcelain, 6 sets of Unit+ products, 1 piece of Yixing collectable and 7 piece of sports memorabilia successfully listed and trading on our system.

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

Traders purchase and sell artwork units listed on our system through a client-end terminal – trading software. The software is available for download from our website http://en.takungae.com/ and every Trader may commence trading in artwork units once he opens a trading account with us and has funded this account as described above. Each Trader is required to sign a Trading Agreement and abide by a Co-Owner Agreement. The aggregate number of units allowed to be traded per day by a Trader shall not exceed 5% of the total offered artwork units.

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

We monitor and regulate the conduct of Traders on a daily basis through our real time monitoring system. If there are irregular trading activities that may affect the trading price and volume of artwork units, we will seek clarification from the Trader(s) by sending inquiries and notices, and conducting interviews, etc. If there is any violation of our trading rules, we may take the following actions:

•	issue oral or written warnings;
•	request the Trader to submit written commitment;
•	issue a reprimand;
•	impose a fine;
•	suspend or limit trading activities; and
•	revoke the qualifications of the Trader.

Sales and Marketing

We are currently marketing our electronic trading platform through participation in culture and art exhibitions and internet advertising. Additionally, we encourage existing Traders to introduce new Traders. We used to pay referral fees but have ceased that practice in fiscal year 2019.

We have also instituted a trader service organization service program. Trader service organizations are separate, independent entities that provide business consultation services to some of our Traders such as providing training on the trading rules of our platform. Under the trader service organization service program, we will pay the relevant trader service organization up to 75% of all trading commissions generated from new Traders referred to us from Traders serviced by such trader service organization (“Service Fee”). The exact terms with each trader service organization which participates in this program vary on a case by case basis although in every case, the Service Fee is contingent on the ongoing business consultation relationship between the trader service organization and the Trader. In other words, if the business consultation relationship is terminated between a Trader and its trader service organization, that trader service organization will no longer earn a Service Fee from trading commissions generated from new Traders introduced by that Trader.

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

Seasonality

In view of our operating history, other than the Chinese New Year which could impact the number of listings and trading around that period, we believe the nature of our business is not cyclical.

Employees

As of March 31, 2020, we had 38 full-time employees, comprising 27 employees who are based in the People’s Republic of China, and 11 employees who are based in Hong Kong. Ms. Fang Mu is our Chief Executive Officer. Mr. Jehn Ming Lim is our Chief Financial Officer. As for the other 36 employees, 3 are from the Business Development department, 1 are from the Big Data Analytics department, 8 are from the IT department, 2 is from the Transaction Management department, 9 are from the Administrative department, 2 is from Customer Service department, 2 are from the Clearing and Settlement department, 1 is from the Uplisting department, 2 is from the Legal department, 5 are from the Account and Finance Team and 1 is from Technical Department.

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

Under the Act, U.S. federal net operating losses (NOLs) carryforwards will be carried forward indefinitely while the two-year NOL carrybacks for NOLs arising in taxable years ending after December 31, 2017 was repealed. Furthermore, the Act imposes an annual limit of 80% on the amount of the taxable income that such NOLs can offset for the NOLs arising in taxable years ending December 31, 2018 and thereafter.

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

Hong Kong Takung

•	Certificate of Incorporation (No. 18013848) issued by Hong Kong Special Administrative Region, Registrar of Companies on September 17, 2012.

•	Business Registration Certificate for the year commencing September 17, 2019 to September 16, 2020.

Shanghai Takung

•	Business License (Registration No. 91310115351056743J) issued by Shanghai State Administration of Industry and Commerce, Free Trading Zone Branch, valid from July 28, 2015 through July 27, 2045.

Tianjin Takung

•	Business License (Registration No. 91120118MA07H4322R) issued by Tianjin Pilot Free Trade Zone Market and Quality Supervisory Administration valid from January 27, 2016 through January 26, 2046.

Takung Art Holdings

•	Certificate of Incorporation (No. 2724925) issued by Hong Kong Special Administrative Region, Registrar of Companies on July 20, 2018.

•	Business Registration Certificate for the year commencing July 20, 2018 to July 19, 2019.

  Hong Kong MQ

•	Certificate of Incorporation (No. 2770404) issued by Hong Kong Special Administrative Region, Registrar of Companies on November 27, 2018.

•	Business Registration Certificate for the year commencing November 27, 2019 to November 26, 2020.

Tianjin MQ

•	Business License (Registration No. 91120000MA06QHAH3D) valid from July 9, 2019 through July 8, 2049.

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

Research and Development

We purchased  the trading platform from a third party for approximately $232,261 (HK$1,800,000) in 2013. The cost of this software is amortized over its useful life and recorded as cost of revenue on the income statement. We have internal IT teams who help maintain and operate the trading platform. We outsourced our research and development activities to Shenzhen Qianrong Cultural Investment Development Co., Ltd (“Qianrong”) and in 2014 and 2015, we entered into a software development agreement with Qianrong to develop ten trading modules. All of the additional costs for the platform system trading modules and additional equipment contributed to an increase in our cost of revenue through 2017. In 2017, we set up a software development team in Hangzhou to provide research and development services to our trading platform but we eventually dismissed the whole team in August 2018 and charged the payroll for the Hangzhou team as research and development expenses in 2018. We plan to outsource our future research and development activities to third parties when the need arises.

Intellectual Property

Our business is dependent on a combination of trademarks, copyrights, trade secrets and industry know-how. In order to protect our intellectual property rights, we have registered trademarks in Hong Kong, Mainland China, Macau and the United States.

Set forth below is a detailed description of our trademarks registered by our subsidiary Hong Kong Takung as of March 31, 2020:

		Trademark
Country/Area	Trademark	number	Classes	Status
		303101679	14, 16,	Registered on August 14, 2014.
Hong Kong			35, 36, 42	Effective until August 13, 2024.

Macau		N/090131	14
		N/090132	16	Registered on February 26, 2015.
		N/090133	35	Effective until February 26, 2022.
		N/090134	36
		N/090135	42

United States		86372887	14	Registered on July 11, 2017 Effective until July 10, 2027
		4983954	16
		4983955	35	Registered on June 21, 2016
		4983956	36	Effective until June 20, 2026
		4983957	41

Mainland China
		15247645	36	Registered on December 14, 2015.
		15247714	42	Effective until December 13, 2025.

Set forth below is a detailed description of our registered domain names.

Domain name	Registrant	Registration date	Expiry date
takungae.com.hk	Hong Kong Takung	June 28, 2013	June 28, 2021
takungae.com	Tianjin Takung	June 19, 2013	June 19, 2021
takungae.net	Hong Kong Takung	June 19, 2013	June 19, 2021
takungonline.com.hk	Hong Kong Takung	August 4, 2015	August 4, 2020
takungunit.com.hk	Hong Kong Takung	August 4, 2015	August 4, 2020
takungonline.com	Tianjin Takung	August 4, 2015	August 4, 2020
takungunit.com	Hong Kong Takung	August 4, 2015	August 4, 2020
takung-tj.com	Tianjin Takung	March 21, 2018	March 21, 2023
taking-sh.com	Tianjin Takung	October 9, 2016	October 9, 2021
takungsports.com	Hong Kong Takung	November 27, 2017	November 27, 2022
takungsports.xyz	Shanghai Takung	November 27, 2017	November 27, 2022
takungcalssic.com	Hong Kong Takung	January 25, 2018	January 25, 2023
takungcc.com	Hong Kong Takung	January 25, 2018	January 25, 2023

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

The art market is influenced over time by the overall strength and stability of the global economy and the financial markets, although this correlation may not be immediately evident. In addition, political conditions and world events may affect our business through their effect on the economies, as well as on the willingness of potential buyers and sellers to invest and sell art in the wake of economic uncertainty. On August 13, 2018, we announced the suspension of new listings of artwork on our trading platform. We attribute the decline in appetite for artwork investments to the overall bearish sentiments in China as a result of the declines in both of the Shanghai and Shenzhen stock exchanges and the fallout from increased peer-to-peer (P2P) loan defaults. We resumed new listings in the first quarter of 2019 and 2020. There is no guarantee that we will never suspend them again.

Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus (COVID-19).

An outbreak of respiratory illness caused by COVID-19 emerged in late 2019 and has spread within the PRC and globally. The coronavirus is considered to be highly contagious and poses a serious public health threat. The World Health Organization labeled the coronavirus a pandemic on March 11, 2020, given its threat beyond a public health emergency of international concern the organization had declared on January 30, 2020.

Our revenues and workforce are concentrated in China (including Hong Kong). The epidemic has resulted in lockdown of cities, travel restrictions, and the temporary closure of stores and facilities in China for the past few months. The negative impacts of the COVID-19 outbreak on our business have included:

•	the uncertain economic conditions may refrain the traders from their investment activities on our trading platform;
•	quarantines impeded our ability to recruit new service agents and traders. Travel restrictions limited other parties’ ability to visit and meet us in person. Although most communication could be achieved via video calls, this form of remote communication may be less effective in building trust and engaging new agents and traders.
•	the operations of our existing authorized agents and service agents have been and could continue to be negatively impacted by the epidemic, which may in turn adversely impact the listing and trading transactions on our platform or result in loss of customers or disruption to our operations.

The above adverse impacts might be mitigated as quarantines across China have been largely lifted as of late March and the Chinese government has rolled out an array of favorable fiscal measures. While we do not expect that the virus will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and effectiveness of the actions that may be taken by governmental authorities.

Additionally, the pandemic has affected our overall ability to react timely to mitigate the impact of this event and has substantially hampered our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

A decline in trading volumes will decrease our trading revenues.

Trading volumes are directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of artworks and the overall level of investor confidence. In recent years, trading volumes across our markets have fluctuated depending on market conditions and other factors beyond our control. Because a significant percentage of our revenues are tied directly to the trading volumes on our markets, a general decline in trading volumes would lower revenues and may adversely affect our operating results. Declines in trading volumes have also impacted our market share or pricing structures and adversely affected our business and financial condition.

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

Our headquarters are in Hong Kong SAR and our servers are in Hong Kong SAR, Macau and mainland China, which are historically susceptible to adverse weather conditions such as typhoons, excessive heat or rain, earthquakes and floods. Those natural disasters may result in significant and extensive damage to our network equipment. Moreover, certain countries and regions, including China, have encountered incidents of the H5N1 strain of bird flu, or avian flu, as well as severe acute respiratory syndrome, or SARS, over the past several years, in 2009, the outbreak of influenza A (H1N1) and more recently, the coronavirus outbreak. In 2010, an earthquake registering 7.1 on the Richter scale struck Qinghai Province. In April 2013, another major earthquake registering 7.0 on the Richter scale struck Ya’an region of Sichuan Province. In 2013, certain areas of China suffered from severe floods. We are unable to predict the effect, if any, that any other future natural disasters and health hazards may have on our business. Any future natural disasters and health hazards may, among other things, significantly disrupt our ability to adequately staff our business, and may generally disrupt our operations. Furthermore, natural disasters and health hazards may severely restrict the level of economic activities in affected areas, which may in turn materially adversely affect our business and prospects. As a result, any natural disasters or health hazards in China may have a material adverse effect on our financial condition and results of operations. These events and others, such as fluctuations in energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our services or to obtain insurance coverage with respect to these events.

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

Any significant growth in the market for our services or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of the date of this Annual Report, we have 38 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Since 2016, we enhanced our internal controls over financial reporting by making the following changes: (i) we established a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement, (ii) we set up a key monitoring mechanism including independent directors and audit committee to oversee and monitor our risk management, business strategies and financial reporting procedure, (iii) we have a Chief Financial Officer with SEC and US GAAP expertise and (iv) we have strengthened our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function. We conducted out an evaluation using the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission with the participation of our management, including Fang Mu, the Company’s Chief Executive Officer and Jehn Ming Lim, the Company’s Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. However, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Accordingly, if in spite of such changes and improvements, our internal controls are still ineffective in our ability to accurately and timely report our financial results in accordance with U.S. GAAP, this could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. This, in turn, could result in a material adverse impact on us and undermine investor confidence in us and the market price of our equities could decline significantly.

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

Our reporting currency is the U.S. dollar. Our operations of Takung, Takung Art Holdings, Hong Kong MQ, Tianjin Takung and Shanghai Takung use Hong Kong dollar and Art Era and Tianjin MQ use Renminbi (RMB) as their functional currencies. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Starting July 2005, the Chinese government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB has fluctuated within a narrow and managed band against a basket of certain foreign currencies.  It is possible that the Chinese government will adopt a more flexible currency policy, which could result in more significant fluctuations of the RMB against the U.S. dollar.

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

Our success largely depends on the continuing services of our chief executive officer, Fang Mu, our chief financial officer, Jehn Ming Lim and our directors, Xiaoyu Zhang, Jiangping (Gary) Xiao and Lv Li. Our continued success, also, depends on our ability to attract and retain qualified personnel. We believe that Messrs. Mu, Lim, Zhang, Xiao and Li possess valuable business development and marketing knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of their services could have an adverse effect on our business, results of operations and financial condition as our potential future revenues.

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

Banks and other financial institutions in Hong Kong and China may not be covered by sufficient insurance for funds held on deposit. The Hong Kong Deposit Protection Board manages and supervises the operation of the Deposit Protection Scheme, which protects deposit amounts up to only $63,815 (HK$500,000). On May 1, 2015, the State Council of People’s Republic of China, released the Regulations on Deposit Insurance, with a scheme that would insure up to $72,739 (RMB500,000) in deposits made by businesses and individuals per bank. The scheme is backed by a fund run by the People’s Bank of China.

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

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. In the year ended December 31, 2019 and 2018, no provision for doubtful accounts related to the receivable from our traders was recorded. Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts. As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

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

Substantially all of our assets will be located in Hong Kong and mainland China and our officers and our present directors (save for Mr. Xiao) reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

We may have difficulty establishing adequate management, legal and financial controls in Hong Kong, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

Although we will be required to implement internal controls, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in Hong Kong and mainland China in these areas. As a result of these factors, we may experience difficulty in establishing the required controls, making it difficult for management to forecast its needs and to present the results of our operations accurately at all times. If we are unable to establish the required controls, market makers may be reluctant to make a market in our stock and investors may be reluctant to purchase our stock, which would make it difficult for you to sell any shares of common stock that you may own or acquire.

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

As some of our operations are conducted in the PRC, and are governed by PRC laws, rules and regulations. Our PRC subsidiaries, Shanghai Takung, Tianjin Takung, and Tianjin MQ are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

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

We are a holding company and rely to a significant extent on dividends and other distributions on equity paid by our operating subsidiaries in the PRC, for our offshore cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, fund inter-company loans, service any debt we may incur outside of China and pay our expenses. When our operating subsidiaries incur additional debt, the instruments governing the debt may restrict its ability to pay dividends or make other distributions or remittances to us. Furthermore, the laws, rules and regulations applicable to our PRC subsidiaries permit payments of dividends only out of their retained earnings, if any, determined in accordance with applicable accounting standards and regulations.

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

According to Bulletin 7, "PRC taxable assets" include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a "reasonable commercial purpose" of the transaction arrangement, factors to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax at 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Where the payor fails to withhold any or sufficient tax, the transferor shall declare and pay such tax to the tax authority by itself within the statutory time limit. Late payment of applicable tax will subject the transferor to default interest. Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We signed a new Hong Kong office lease on January 1, 2019 for approximately 1,821 square feet of office space at Room 1105 on the 11th Floor of Wing On Plaza, Tsim Sha Tsui, Hong Kong. The lease expires on December 31, 2020 and provides for a monthly rent of $11,388 (HK$89,229) and a monthly services fee of $1,080 (HK$ 8,470).

Hong Kong Takung leased approximately 345 square feet of storage space at Private Storage Area 23, Unit 2 on the 23rd Floor of Global Gateway, Tsuen Wan, Hong Kong. This lease expired on January 4, 2020 and provided for a monthly rent of $3,242 (HK$25,408). It then signed a new lease for approximately 236 square feet of storage area at GG23 PSA Room 07 on the 23rd Floor of Global Gateway, Tuen Mun, Hong Kong on February 1, 2020. The lease provides for a monthly rent of $2,667 (HK$20,900) and is renewable after one year.

Hong Kong Takung also leases approximately 2,153 square feet of storage space at Lingtong Gongyuan, Southeast of Hebin Park, Tanggu, Binhai New Area, Tianjin City, China. The lease expires on July 14, 2025 and provides for a monthly rent and monthly service fee of $1,206 (RMB 8,333).

On August 15, 2017, Shanghai Takung leased approximately 414 square feet of office space at Room 2226, Life Insurance Plaza, No.707 Zhangyang Road, Pudong New District, Shanghai, China. The lease expires on August 14, 2020 and provides for a monthly rent of $3,206 (RMB 22,150).

Tianjin Takung lease approximately 538.2 square feet of storage space at the Linji Building A, No. 8 Street 8, Shunyi District, Beijing, China 101300. The lease expires on February 14, 2021 and provides for a monthly rent of $1,375 (RMB 9,500) and a monthly service fee of $83 (RMB 570).

On August 14, 2018, Tianjin Takung leased approximately 2,624 square feet of office space at Room 101, No. 21 Dong Peng Zhi Gu, Bei Chen, Tianjin, China. The lease expired on September 30, 2019 and provided for a monthly rent of $1,848 (RMB 12,770) and a monthly services fee of $87 (RMB 603).

On November 12, 2018, Tianjin Takung leased approximately 2,968 square feet of office space at Room 1505, Xin Shi Jie Financial Center, Xiao Shan, Hangzhou, China. The lease was terminated on May 10, 2019 and provided for a monthly rent of $3,137 (RMB 21,672).

On October 9, 2019, Tianjin Takung renew leased approximately 660 square feet of office space at Room 1706 & 1707 of Hong Jun Building, Bei Chen, Tianjin, China. The lease expires on October 8, 2020 and provides for a monthly rent of $881 (RMB 6,083).

On November 1, 2019, Tianjin Takung leased approximately 1,324 square feet of office space at Room 1703 and 1705 of Hong Jun Building, Bei Chen, Tianjin, China. The lease expires on October 31, 2020 and provides for a total monthly rent of $651 (RMB 4,500).

On May 13, 2019, Tianjin Takung leased approximately 22,503 square feet of office space at Room 2901-2908 of Tianjin World Financial Center Office Tower, No. 2 Dagu Bridge North, HePing Distrist, Tianjin, China. The lease expires on May 12, 2021 and provides for a total monthly rent of $34,979 (RMB 241,640).

On June 1, 2019, Tianjin Takung leased 7 parking space as B213, B214, B215, B216, B217, B218 and B219 on 3/G, Jinta Apartment, Tianjin, China. The lease expired on May 31, 2020 and provided for a monthly rent of $861 (RMB 5,950) and monthly management fee of $152 (RMB 1,050).

On October 9, 2018, Art Era Internet leased approximately 4,361 square feet of office space at 4th Floor of Zhong Bao Cai Xin Building, Hong Qiao, Tianjin, China. The lease was terminated on September 30, 2019 and provided for a monthly rent of $3,788 (RMB 26,166).

On October 16, 2019, Tianjin MQ leased approximately 15,884 square feet of office space at Room 2909-2915 of Tianjin World Financial Center Office Tower, No. 2 Dagu Bridge North, HePing Distrist, Tianjin, China. The lease expires on October 15, 2020 and provides for a total monthly rent of $24,690 (RMB 170,563).

Item 3.   Legal Proceedings.

From November 2019 to March 2020, there were a total of seven individual claims filed against Shanghai Takung in the Shanghai Pudong People’s Court, China, as a result of contractual disputes and misrepresentations over ownership units made by certain service agents. These claims amounted to approximately $0.11 million. These claims have all been settled as of present date with the voluntary dismissal by the claimants.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Shareholder Matters

Our common share was originally quoted on the OTCBB from October 2013 under the designation “CARD”. On November 5, 2014, we amended our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd” and on November 12, 2014, our symbol was changed to “TKAT”. Our common share began trading on the NYSE American from March 22, 2017. Until November 25, 2015, there had been no trading in our common share. The table below presents the high and low bid for our common share for the quarter from January 1, 2018 through December 31, 2019. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended December 31, 2018	High	Low

1 st Quarter	$2.95	$2.01
2 nd Quarter	$2.37	$1.26
3 rd Quarter	$1.68	$0.75
4 th Quarter	$0.94	$0.57

Year ended December 31, 2019	High	Low

1st Quarter	$0.854	$0.561
2nd Quarter	$0.939	$0.550
3rd Quarter	$0.739	$0.352
4th Quarter	$0.670	$0.427

Holders of Our Common Share

As of December 31, 2019, we had 132 registered shareholders of our common share, which does not include the shares held in street name by brokerage firms. The holders of common share are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common share have no preemptive rights and no right to convert their common share into any other securities. There are no redemption or sinking fund provisions applicable to the common share.

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

During 2018, we did not grant any share options and 164,522 share options were forfeited by the employees.

During 2019, we did not grant any share options and 153,348 share options were forfeited by the employees.

The outstanding share options as of December 31, 2019 are 100,890.

Registration Rights

We have no other obligation to register under the Securities Act any of our shares of common stock.

Equity Compensation Plans

On August 26, 2015, we approved our 2015 Incentive Stock Plan, allowing for the issuance of up to 1,037,000 shares of our common stock. On August 27, 2015, we registered the shares of common stock reserved for issuance under our 2015 Incentive Stock Plan with the SEC on a registration statement on Form S-8 under the Securities Act. On August 28, 2015, we issued 300,000 shares of our common stock as partial compensation to third party consultants. On November 20, 2015, we issued 487,000 restricted shares of our common stock as partial compensation to third party consultants. On November 30, 2016, we issued 50,000 shares of our common stock to a third party consultant for general financial advisory and banking service. On October 2, 2017, we issued 20,000 shares of our common stock to a third party consultant. These issuance of shares were under the 2015 Incentive Stock Plan.

During 2017, we granted nil and forfeited 9,765 stock options. The outstanding stock options as of December 31, 2017 was 418,760.

On March 22, 2017, we issued an aggregate of 19,606 restricted shares of our common stock to three of our former non-executive directors, namely, Messrs. Joseph Levinson, John Levy and Kwok Keung William Tsui under our 2015 Incentive Stock Plan (which was registered on a registration statement on Form S-8 under the Securities Act and filed with the SEC on August 27, 2015) as partial consideration for their services as directors pursuant to their respective director appointment letters.

On May 16, 2018, we issued an aggregate of 17,143 restricted shares of our common stock to three of our former non-executive directors, namely, John Levy, Kwok Keung William Tsui and Sun UP LLC (of which Joseph Levinson is the LLC member) under our 2015 Incentive Stock Plan (which was registered on a registration statement on Form S-8 under the Securities Act and filed with the SEC on August 27, 2015) as partial consideration for their services as directors pursuant to their respective director appointment letters.

On April 24, 2019, we issued an aggregate of 29,104 restricted shares of our common stock to three of our former non-executive directors, namely, John Levy, Kwok Keung William Tsui and Sun UP LLC (of which Joseph Levinson is the LLC member) under our 2015 Incentive Stock Plan (which was registered on a registration statement on Form S-8 under the Securities Act and filed with the SEC on August 27, 2015) as partial consideration for their services as directors pursuant to their respective director appointment letters.

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

None.

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

Pursuant to the Stock Purchase Agreement dated as of July 31, 2014, Yong Li, an individual purchased a total of 887,410 restricted shares (22,185,230 restricted shares before the Reverse Stock Split) of common stock of the Company from a group of three former shareholders of the Company. In consideration for the shares, Mr. Li paid the sellers $399,344 in cash which came from his own capital. The sellers were Jerett A. Creed, the Company’s former Chief Executive Officer, Chief Financial Officer, director and formerly a controlling shareholder of the Company, the Creed Family Limited Partnership and Ralph Sinibaldi. The shares represented approximately 95% of the Company’s then issued and outstanding common stock. The sale was consummated on August 28, 2014. As a result of the transaction, there was a change in control of the Company.

On August 27, 2014, we entered into a Contribution Agreement with Cardigant Neurovascular. Pursuant to the Contribution Agreement, we assigned all our assets, properties, rights, title and interest used or held for use by our business, (except for certain excluded assets set forth therein) which was the treatment of atherosclerosis and plaque stabilization in both the coronary and peripheral vasculature using systemic and local delivery of large molecule therapeutics and peptide mimetics based on high density lipoprotein targets (“Cardigant Business”). In consideration for such contribution of capital, Cardigant Neurovascular agreed to assume all our liabilities arising from the Cardigant Business prior to the date of the Contribution Agreement and thereafter with regard to certain contributed contracts. We granted Cardigant Neurovascular an exclusive option for a period of 6 months to purchase the excluded assets for $1. Cardigant Neurovascular exercised this option October 20, 2014 and the excluded assets were assigned to Cardigant Neurovascular on October 20, 2014.

Also on October 20, 2014, we acquired all the issued and outstanding shares of Hong Kong Takung, a privately held Hong Kong corporation, pursuant to the Share Exchange Agreement and Hong Kong Takung became our wholly owned subsidiary in a reverse merger, or the “Merger”. Pursuant to the Merger, all of the issued and outstanding shares of Hong Kong Takung common stock were converted, at an exchange ratio of 10.4988-for-1, into an aggregate of 8,399,040 shares (209,976,000 shares before the Reverse Stock Split) of our common stock and Hong Kong Takung became a wholly owned subsidiary of us. The holders of our common stock as of immediately prior to the Merger held an aggregate of 933,236 shares (23,330,662 shares before the Reverse Stock Split) of our common stock, The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger. Subsequent to the Merger, our name was changed from “Cardigant Medical Inc.,” to “Takung Art Co., Ltd.”

Hong Kong Takung is a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region, China. Although Hong Kong Takung was incorporated in 2012, it did not commence business operations until late 2013.

As a result of the transfer of the excluded assets pursuant to the Contribution Agreement and the acquisition of all the issued and outstanding shares of Hong Kong Takung, we are no longer conducting the Cardigant Business and have now assumed Hong Kong Takung’s business operations as it now our only operating wholly-owned subsidiary.

Hong Kong Takung operates an electronic online platform located at http://en.takungae.com for artists, art dealers and art investors to offer and trade valuable artwork.

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

We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions and management fees.

Our headquarters are located in Hong Kong, Special Administrative Region, People’s Republic of China and we conduct our business primarily in Hong Kong and Tianjin. Our new principal executive offices are located at Room 1105 Wing On Plaza, 62 Mody Road, Tsim Sha Tsui, Kowloon, Hong Kong.

On July 28, 2015, Hong Kong Takung incorporated a wholly owned subsidiary, Shanghai Takung, in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Shanghai Takung is engaged in providing services to its parent company Hong Kong Takung by receiving deposits from and making payments to online artwork traders for and on behalf of Hong Kong Takung. Shanghai Takung set up a new office in Hangzhou, PRC on November 20, 2016 for technology development and it was closed on August 28, 2018.

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

Hong Kong Takung Art Holdings Company Limited (“Takung Art Holdings”) was formed in Hong Kong on July 20, 2018 and operates as a holding company to control an online platform for offering, selling and trading whole piece of artwork. We are in the midst of dissolving Takung Art Holdings. Its subsidiary, Art Era Internet Technology (Tianjin) Co., Ltd (“Art Era”), has been dissolved.

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

MQ (Tianjin) Enterprise Management Consulting Co., Ltd (“Tianjin MQ”) was incorporated in Tianjin, PRC on July 9, 2019 and is a directly wholly owned subsidiary of Hong Kong MQ. It was established as a limited liability company with a registered capital of $100,000 located in the Pilot Free Trade Zone in Tianjin. Tianjin MQ will focus on exploring business opportunities and promoting our artwork trading business.

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

Since July 28, 2016, we expanded access to our trading platform to residents of Russia, Mongolia, Australia and New Zealand – our first major expansion of operations outside of China. To further stimulate trading interest, we have added selected portfolios from these countries to our platform, which now comprises 285 artworks including three Russian painting portfolios and fifteen Mongolian paintings.

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

Recent Developments

While the ongoing coronavirus pandemic is spreading throughout the world, the Company’s operations have fully resumed in March 2020. Although we do not expect that the virus will have a material adverse effect on our business or financial results at this time, the COVID-19 may affect the Company's business performance in 2020 overall. The extent to which the COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees.

For the years ended December 31, 2019 and 2018

The following tables set forth our consolidated statements of operations data:

	For the Year Ended December 31
	2019	% of revenue	2018	% of revenue

Revenue
Listing fee	$284,210	8.9	$3,907,301	46.0
Commission	2,438,756	76.9	3,818,852	45.0
Management fee	450,048	14.2	569,098	6.7
Authorized agent subscription revenue	-	-	191,385	2.3
Annual fee	-	-	378	-
Online artwork sales	-	-	8,409	-
Total revenue	3,173,014	100.0	8,495,423	100.0
Cost of revenue	1,861,577	58.7	2,578,764	30.4
Gross profit	1,311,437	41.3	5,916,659	69.6
Selling expense	301,460	9.5	898,006	10.6
Impairment loss	-	-	352,669	4.1
General and administrative expense	4,662,313	146.9	11,324,469	133.3
Total expenses	4,963,773	156.4	12,575,144	148.0
Loss from operations	(3,652,336)	(115.1)	(6,658,485)	(78.4)
Total other loss	(367,201)	(11.6)	(1,453,379)	(17.1)
Loss before provision for income taxes	(4,019,537)	(126.7)	(8,111,864)	(95.5)
Income taxes (expense) benefit	(73,269)	(2.3)	479,901	5.7
Net loss	$(4,092,806)	(129.0)	$(7,631,963)	(89.8)

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

As of December 31, 2019, a total of 285 sets of artwork were listed for trade on our platform —comprising 60 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists ranging in listing value from $127,630 (HK$1,000,000) to $1,531,569 (HK$12,000,000), 35 pieces of jewelry ranging in listing value from $25,526 (HK$200,000) to $1,276,307 (HK$10,000,000), 134 pieces of precious stones ranging in listing value from $12,763 (HK$100,000) to $765,785 (HK$6,000,000), 29 pieces of amber ranging in listing value from $63,815 (HK$500,000) to $1,021,046 (HK$8,000,000), 4 pieces of antique mammoth ivory carving ranging in listing value from $127,630 (HK$1,000,000) to $255,262 (HK$2,000,000), 2 pieces of porcelain pastel paintings ranging in listing value from $102,105 (HK$800,000) to $229,735 (HK$1,800,000), 7 pieces of porcelain in listing value from $38,289 (HK$300,000) to $382,892 (HK$3,000,000), 6 sets of Unit+ product with listing values from $127,630 (HK$1,000,000) to $391,316 (HK$3,066,000), 1 piece of Yixing Purple Clay with a listing value of $127,630 (HK$1,000,000) and 7 pieces of sports culture with listing values from $127,630 (HK$1,000,000) to $255,262 (HK$2,000,000).

We listed a total of 6 pieces of artwork in 2019. The listing fees ranged from 22.9% to 28 % of the listing value of the paintings and calligraphies. The total listing value of artwork during 2019 was $1,148,677 (HK$9,000,000).

As of December 31, 2018, a total of 279 sets of artwork were listed for trade on our platform —comprising 54 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists ranging in listing value from $127,590 (HK$1,000,000) to $1,531,081 (HK$12,000,000), 35 pieces of jewelry ranging in listing value from $25,518 (HK$200,000) to $1,275,901 (HK$10,000,000), 134 pieces of precious stones ranging in listing value from $12,759 (HK$100,000) to $765,540 (HK$6,000,000), 29 pieces of amber ranging in listing value from $127,590 (HK$1,000,000) to $1,020,721 (HK$8,000,000), 4 pieces of antique mammoth ivory carving ranging in listing value from $127,590 (HK$1,000,000) to $255,180 (HK$2,000,000), 2 pieces of porcelain pastel paintings ranging in listing value from $102,072 (HK$800,000) to $229,662 (HK$1,800,000), 7 pieces of porcelain in listing value from $38,277 (HK$300,000) to $382,770 (HK$3,000,000), 6 sets of Unit+ product with listing values from $127,590 (HK$1,000,000) to $391,191 (HK$3,066,000), 1 piece of Yixing Purple Clay with a listing value of $127,590 (HK$1,000,000) and 7 pieces of sports culture with listing values from $127,590 (HK$1,000,000) to $255,180 (HK$2,000,000).

We listed a total of 38 pieces of artwork in 2018. The listing fees ranged from 41.7% to 47.3 % of the listing value of paintings and calligraphies, 24.0% to 46.0% of the listing value of the precious stones, 25.0% to 48.0% of the listing value of the porcelain, 45% of the listing value of the Unit+ products, and 45.0% of the listing value of sports culture collectibles. The total listing value of artwork during 2018 was $9,320,577 (HK$73,051,000).

The decrease in the number of listings of artwork for the year ended December 31, 2019, compared to the same period in 2018, resulted in a decrease in the listing fee revenue in 2019. During the fiscal year of 2019, we focused on promoting the trading of our existing listed artwork as opposed to new listings. We also felt that any new listings would be unfavorably impacted by current market conditions. We will be more discreet about the future listings of more valuable artworks.

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

We charge a non-transactional transfer commission on the transfer of the ownership of an artwork. The commission amount is calculated based on 0.3% of the close value of the artwork and each artwork unit. For the large volume of transfer or under certain special circumstances, we charge at an agreed-upon percentage of artworks units.

The Company offered commission to Traders and service agents. Effective January 1, 2019, we no longer offered commission to our traders. For service agents, we offered a total of 40% to 75% of the commission earned from transactions with new Traders to the service agents when they bring in an agreed number of Traders to the trading platform.

The commission paid to the service agents and discounts are recognized as a cost of revenue in the same period the related revenue is recognized.

Since the second half of 2018, there was a decrease in our trading volume and transaction value amounts because of the deteriorating economy in China due to the under-performance of its financial stock markets as well as the fall-out from the P2P (peer-to-peer) lending market.

 Total commission revenue decreased by $1,380,096 or 36.14% for the year ended December 31, 2019 to $2,438,756 compared to $3,818,852 for the year ended December 31, 2018, primarily because of decrease in trading volume and transaction value driven by the depressed economy in China.

(iii)	Management fee revenue

We charge Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the year ended December 31, 2019, management fee revenue decreased by $119,050, from $569,098 for the year ended December 31, 2018 to $450,048 for the same period in 2019, which was primarily due to our waiver of management fees for certain VIP traders since September 1, 2017, as well as the decrease in trading volume during year ended December 31, 2019. The waiver was recognized as a reduction of management fee revenue.

(iv)	Annual fee revenue

During the year ended December 31, 2019, we did not recognize any annual fee revenue, a decrease of $378 from $378 for the year ended December 31, 2018.

(v)	Authorized agent subscription revenue

During the year ended December 31, 2019, authorized agent subscription revenue was nil, compared to $191,385 for the same period ended in 2018. The Company did not receive any subscriptions from the authorized agents due to the slowdown in the PRC economy.

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

Sales of artwork-related merchandise: We also offer our own artwork-related merchandise through our online platform. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon our delivery to the carrier or the customer.

During the year ended December 31, 2019, commission from online artwork sales and sales of our artwork-related merchandise were $0 comparing to $8,409 for the year ended December 31, 2018. The dormant activity of online artwork sales in 2019 was primarily triggered by the economic downturn in the PRC.

Revenue by customer type

The following table presents our revenue by customer type:

	For the years ended December 31,
	2019	2018

Artwork owners	$284,210	$3,907,301
Non - VIP traders	2,256,192	2,324,441
VIP traders	632,612	2,063,887
Authorized agents	-	191,385
Online artwork sales	-	8,409
Total	$3,173,014	$8,495,423

Cost of Revenue

Cost of revenue primarily includes the following: commission paid to service agents, depreciation, internet service charges, artwork insurance and artwork storage costs.

	For the years ended December 31,
	2019	2018

Commission paid to service agents	$1,053,789	$1,214,912
Depreciation	460,749	632,440
Internet service charge	208,941	396,254
Artwork insurance	48,322	220,089
Artwork storage	89,320	110,070
Others	456	4,999
Total	$1,861,577	$2,578,764

Cost of revenue for the years ended December 31, 2019 and 2018 were $1,861,577 and $2,578,764, respectively. The decrease in cost of revenue was mainly due to the decrease in the commission paid to service agents by $161,123. Management focused on resuscitating interest in listed artwork and no new artwork had been listed since the second quarter of 2019. Besides the decrease in commission paid to the service agents, the decrease in cost of revenue was also due to a fall in the depreciation and amortization of hardware and software on our trading platform by $171,691 as a result of the suspension of e-commerce activity and impairment of all online software development assets in 2018, the decline in internet services charges by $187,313 due to the termination of two network lines between Macau and Hong Kong, the decrease in artwork insurance expense by $171,767 due to a negotiated lower premium in our new insurance contract for 2019, the decrease in artwork storage fees by $20,750 and the drop in other expenses by $4,543.

Gross Profit

Gross profit was $1,311,437 for the year ended December 31, 2019, compared to $5,916,659 for the year ended December 31, 2018. The decrease was primarily due to decreased revenue resulting from less artworks being listed on our platform as discussed above.

Gross profit margin decreased by 28.3% to 41.3% for the year ended December 31, 2019 from 69.6% for the year ended December 31, 2018, primarily due to the significant decline in listing revenue.

Operating Expenses

General and administrative expenses were $4,662,313 for the year ended December 31, 2019, compared to $11,324,469 for the year ended December 31, 2018. The significant plunge in general and administrative expense by $6,662,156 was attributed to a decrease in salary and welfare by $3,074,609 due to the reduction in manpower since July 2018, a decrease in insurance and rental expenses by $498,482 due to the relocation of our Hong Kong office to a non-central business district location, a decrease in legal and professional fees by $320,470 as we obtained discounts from our professional service providers, a decrease in traveling and accommodation expenses by $492,311 as a result of fewer marketing events, a decrease in non-deductible input VAT by $218,008, a decrease in consultancy fees by $982,917 as we had paid for consultants to assist us in business setup of our new subsidiaries and planning for new business in 2018 but we terminated most of the services by consultants in 2019, a decrease in shares-based compensation by $161,268 due to forfeiture of the stock options, a decrease in depreciation by $125,922 due to the disposal of the leasehold improvements of our wholly-owned subsidiary in Hong Kong, a decline in research and development expenses by $355,691 due to the closure of our software development center in Hangzhou, a decline in bad debt expense by $323,892 as the allowance we provided for the short-term borrowing to third parties in 2018 was higher than that in 2019, which also caused a decrease in other expenses by $108,586.

The following table sets forth the main components of our general and administrative expenses for the years ended December 31, 2019 and 2018.

	For the year ended December 31, 2019		For the year ended December 31, 2018
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	1,700,186	36.5%	4,774,795	42.2%
Office, insurance and rental expenses	1,076,164	23.1%	1,574,646	13.9%
Legal and professional fees	850,974	18.3%	1,171,444	10.3%
Consultancy fee	275,934	5.9%	1,258,851	11.1%
Non-deductible input VAT expense	177,244	3.8%	395,252	3.5%
Depreciation expenses	136,905	3.0%	262,827	2.3%
Traveling and accommodation expenses	109,244	2.3%	601,555	5.3%
Bad debt expense	53,605	1.2%	377,497	3.3%
Share-based compensation	38,843	0.8%	200,111	1.8%
Research & development expenses	28,111	0.5%	383,802	3.5%
Others	215,103	4.6%	323,689	2.8%
Total general & administrative expenses	$4,662,313	100%	$11,324,469	100%

The Company also incurred a total of $301,460 and $898,006 in selling expenses for the years ended December 31, 2019 and 2018, respectively. The decrease in selling expenses was due to fewer promotion and advertising events during 2019.

Total operating expenses for the year ended December 31, 2019 were $4,963,773, a decline of $7,611,371 compared to $12,575,144 for the same period in 2018. The significant plummet was driven by the decrease in general and administrative as well as selling expenses as discussed above. The plunge was also triggered by a decrease in an impairment loss of $352,669 that was recognized in 2018. The impairment loss included the written down of the value of our construction-in-progress of our software development of $195,377 by our subsidiary in Shanghai due to the restructuring of our business in this subsidiary and impairment loss in the cost of e-commerce trading platform of $157,292 by our subsidiary in Tianjin due to a decline in appetite for artwork in China for the year ended December 31, 2018.

Other income (loss) and expenses

Other loss and expenses for the year ended December 31, 2019 was $367,201, compared to $1,453,379 for the same period in 2018. The significant decrease was primarily attributed to the exchange loss arising from the fluctuation of the exchange rate between RMB and the U.S. dollar.

Income tax expense

The Company’s effective tax rate varies due to its multiple jurisdictions in which the pretax book incomes or losses incur. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate at 8.25% for the first HK$ 2 million (approximately $255,261) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $255,261) (16.5% prior to January 1, 2018) and PRC enterprise income tax rate at 25%.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act introduced significant changes to the U.S. income tax regulations. The Tax Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent and created new tax rules on certain foreign-sourced earnings. Except for the one-time Deemed Repatriation Transition Tax ("Transition Tax"), most of these provisions go into effect starting January 1, 2018.

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2019 and 2018, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The company does not anticipate a material impact on its financial statements as of December 31, 2019 due to the recent enactment.

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HK$ 2 million (approximately $255,261) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung U.S, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. We elected Hong Kong Takung to be subject to the two-tier profits tax rates.

The provision for current income and deferred taxes of Hong Kong Takung has been calculated by applying the new tax rate of 8.25%. Takung Art Holdings and Hong Kong MQ still apply the original tax rate of 16.5% for its provision for current income and deferred taxes.

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2019 and 2018.

The income tax expense for the year ended December 31, 2019 was $73,269, while the income tax benefit for the year ended December 31, 2018 was $479,901. The decrease in income tax benefit by $553,170 primarily resulted from the reduction in pre-tax book loss of our foreign subsidiaries in Hong Kong and the provision of valuation allowance against the deferred tax asset of Tianjin Takung. Due to the impact of the economy slowdown in the PRC on our business, we provided deferred tax asset valuation allowance for Tianjin Takung, $236,732 for the year ended December 31, 2019, as it’s more likely than not that Tianjin Takung will not utilize its deferred tax asset especially its net operating loss before it expires.

Our effective tax rates for the years ended December 31, 2019 and 2018 were (1.8)% and 5.9%, respectively.

Net Loss

As a result of our operations aforementioned, our net losses after income taxes for the years ended December 31, 2019 and 2018 were $4,092,806 and $7,631,963, respectively.

Foreign currency translation gain

We had a foreign currency translation gain for the years ended December 31, 2019 and 2018 of $29,673 and $17,588, respectively, primarily due to the appreciation of US dollar to Renminbi.

Comprehensive loss

As a result of the above, we posted a comprehensive loss of $4,063,133 and $7,614,375 for the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources,

The following tables set forth our consolidated statements of cash flow:

	For the years ended December 31
	2019	2018

Net cash provided by (used in) operating activities	$9,841,840	$(23,035,965)
Net cash provided by (used in) investing activities	224,608	(1,846,325)
Net cash (used in) provided by financing activities	(699,526)	928,293
Effect of exchange rate change on cash and cash equivalents and restricted cash	(61,854)	(662,499)
Net increase (decrease) in cash and cash equivalents and restricted cash	9,305,068	(24,616,496)
Cash and cash equivalents and restricted cash, beginning balance	12,524,086	37,140,582
Cash and cash equivalents and restricted cash, ending balance	$21,829,154	$12,524,086

We adopted ASU 2016-18 on January 1, 2018. The adoption of this guidance results in an inclusion of our restricted cash balances within the overall cash and cash equivalent balance and removal of the changes in restricted cash activity.

Sources of Liquidity

The cash and restricted cash balance as of December 31, 2019 was $21,829,154. Out of this amount, we had $825,886 denominated in U.S. dollars deposited in the financial institutions in the United States, Hong Kong and PRC, $1,163,168 dominated in HK$ in Hong Kong financial institutions, and $19,834,157 dominated in RMB in the financial institutions in the PRC. During the year ended December 31, 2019, net cash generated from operating activities totaled $9,841,840 which includes the cash inflows from the following: an increase in client deposits by $11,855,739 placed by the customers for upcoming transactions, non-cash item such as depreciation, $597,654, decrease in prepayment and other current assets, $386,557, collection from accounts receivable, $568,757, an increase in lease liabilities, current, $166,987, an increase in lease liabilities, noncurrent, $48,856, and repayments from related party, $340,044. The cash inflows were offset by the net loss, $4,092,806. Net cash generated from investing activities totaled $224,608. The cash inflows from investing activities included the repayment of loans from third party, $2,380,065, offset by the outflow of loans made to third parties, $2,080,211 and purchase of property and equipment, $75,246. Net cash used in financing activities totaled $699,526 was resulted from the repayment of loans to third parties, $2,499,500, offset by proceeds from short-term borrowings, $1,799,974. The resulting change in cash for the period was an increase of $9,305,068. The cash balance at the beginning of the period was $12,524,086. The cash balance on December 31, 2019 was $21,829,154.

The cash and restricted cash balance as of December 31, 2018 was $12,524,086. Out of this amount, we had $53,037 denominated in U.S. dollars deposited in the financial institutions in the United States, $695,329 denominated in HK$ in Hong Kong financial institutions, $2,512,382 and $760,841 denominated in U.S. dollars deposited in the financial institutions in Hong Kong and China respectively, and $8,502,497 denominated in RMB and deposited in financial institutions in Hong Kong and China. During the year ended December 31, 2018, net cash used in operating activities totaled $23,035,965. Net cash used in investing activities totaled $1,846,325. Net cash provided by financing activities totaled $928,293. The resulting change in cash for the period was a decrease of $24,616,496, which was primarily due to refund of customer deposits.

As of December 31, 2019, the Company had $25,947,490 in total current liabilities, which included $629,666 in accrued expenses and other payables, $16,404,941 in customer deposits, $1,868,345 in short-term borrowings from third parties, $6,862,713 in amount due to related parties, $8,788 in advance from customers, $166,987 in lease liabilities and $6,050 in tax payables.

As of December 31, 2018, the Company had $14,099,778 in total current liabilities, which included $641,692 in accrued expenses and other payables, $8,995 in advance from customers, $4,549,202 in customer deposits, $2,499,500 in short-term borrowings from third parties, $6,385,288 in amount due to related parties, and $15,101 in tax payables.

The Company’s total liabilities as of December 31, 2019 and 2018 amounted to $25,996,346 and $14,099,778, respectively.

The Company’s net assets amounted to $6,445,157 and $10,469,447 as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had cash and cash equivalents of $5,424,213 and a working capital of $4,178,440. This can assure the Company with sufficient liquidity and adequate capital to fund the operations and reasonably meet the anticipated liquidity requirements for at least the next twelve months.

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

Future Financings

We may sell our common stock in order to fund our business growth. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that we will achieve sales of the equity securities or arrange for debt or other financing to fund our growth in case it is necessary, or if we are able to do so, there is no guarantee that existing shareholders will not be substantially diluted.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Takung Art Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Takung Art Co., Ltd. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum Bernstein & Pinchuk LLP

We have served as the Company’s auditor since 2016.

Beijing, China

May 8, 2020

BEIJING OFFICE • Unit 2419-2422 • Kerry Center South Tower • 1 Guang Hua Road • Chaoyang District, Beijing • 100020

Phone 8610.8518.7992 • Fax 8610.8518.7993 • www.marcumbp.com

 TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$5,424,213	$7,974,884
Restricted cash	16,404,941	4,549,202
Account receivables, net	-	568,757
Prepayment and other current assets, net	451,248	955,249
Amount due from a related party	5,834,554	5,907,789
Loan receivables	2,010,974	2,391,350
Total current assets	30,125,930	22,347,231

Non-current assets
Property and equipment, net	859,826	1,445,679
Intangible assets	22,401	22,284
Deferred tax assets, net	540,279	611,738
Operating lease right-of-use assets	731,469	-
Amount due from a related party	104,128	-
Other non-current assets	57,470	142,293
Total non-current assets	2,315,573	2,221,994
Total assets	$32,441,503	$24,569,225

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$629,666	$641,692
Customer deposits	16,404,941	4,549,202
Advance from customers	8,788	8,995
Short-term borrowings from third parties	1,868,345	2,499,500
Amount due to related parties	6,862,713	6,385,288
Operating lease liabilities, current	166,987	-
Tax payables	6,050	15,101
Total current liabilities	25,947,490	14,099,778

Operating lease liabilities, non-current	48,856	-
Total noncurrent liabilities	48,856	-

Total liabilities	25,996,346	14,099,778

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,255,129 shares issued and outstanding as of December 31, 2019; 11,226,025 shares issued and outstanding as of December 31, 2018)	11,255	11,226
Additional paid-in capital	6,320,604	6,281,790
Retained earnings	386,327	4,479,133
Accumulated other comprehensive loss	(273,029)	(302,702)
Total shareholders’ equity	6,445,157	10,469,447
Total liabilities and shareholders’ equity	$32,441,503	$24,569,225

The accompanying notes are an integral part of these consolidated financial statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

	For the Year Ended December 31,	For the Year Ended December 31,
	2019	2018
Revenue
Listing fee	$284,210	$3,907,301
Commission	2,438,756	3,818,852
Authorized agent subscription revenue	-	191,385
Management fee	450,048	569,098
Online artwork sales	-	8,409
Annual fee	-	378
Total revenue	3,173,014	8,495,423

Cost of revenue	(1,861,577)	(2,578,764)
Gross profit	1,311,437	5,916,659

Operating expenses
General and administrative expenses	(4,662,313)	(11,324,469)
Selling expenses	(301,460)	(898,006)
Impairment loss	-	(352,669)
Total operating expenses	(4,963,773)	(12,575,144)

Loss from operations	(3,652,336)	(6,658,485)

Other income and expenses:
Other (expenses) income	(63,221)	457,552
Loan interest expense	(57,474)	(573,765)
Exchange loss	(246,506)	(1,337,166)
Total other loss	(367,201)	(1,453,379)

Loss before income tax expense	(4,019,537)	(8,111,864)

Income taxes (expense) benefit	(73,269)	479,901

Net loss	(4,092,806)	(7,631,963)

Foreign currency translation adjustment	29,673	17,588

Comprehensive Loss	$(4,063,133)	$(7,614,375)

Loss per share of common stock– basic	$(0.36)	$(0.68)
Loss per share of common stock– diluted	$(0.36)	$(0.68)

Weighted average number of common shares outstanding –basic	11,246,119	11,218,534
Weighted average number of common shares outstanding –diluted	11,246,119	11,218,534

The accompanying notes are an integral part of these consolidated financial statements.

 TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in U.S. Dollars except Number of Shares)

	Number	Common	Additional Paid-in	Retained	Accumulated other comprehensive
	of shares	Stock	capital	earnings	(loss) income	Total

Balance, December 31, 2017	11,188,882	$11,189	$6,116,216	$12,111,096	$(320,290)	$17,918,211

Issuance of common stock for restricted share award	37,143	37	41,118	-	-	41,155

Share-based compensation	-	-	124,456	-	-	124,456

Net loss for the year	-	-	-	(7,631,963)	-	(7,631,963)

Foreign currency translation adjustment	-	-	-	-	17,588	17,588

Balance, December 31, 2018	11,226,025	11,226	6,281,790	4,479,133	(302,702)	10,469,447

Issuance of common stock for restricted share award	29,104	29	-	-	-	29

Share-based compensation	-	-	38,814	-	-	38,814

Net loss for the year	-	-	-	(4,092,806)	-	(4,092,806)

Foreign currency translation adjustment	-	-	-	-	29,673	29,673

Balance, December 31, 2019	11,255,129	$11,255	$6,320,604	$386,327	$(273,029)	$6,445,157

The accompanying notes are an integral part of these consolidated financial statements.

 TAKUNG ART CO., LTD AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,092,806)	$(7,631,963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	597,654	895,267
Interest expense	57,474	289,819
Bad debt expense	53,605	377,497
Changes in exchange rate	246,506	1,337,166
Share-based compensation	38,843	200,111
Impairment loss	-	352,668
Loss on fixed asset disposals	57,180	23,210
Deferred taxes	71,459	(320,308)
Changes in operating assets and liabilities (Increase) decrease in:
Prepayment and other current assets	386,557	123,418
Other non-current assets	84,823	614,942
Account receivables	568,757	1,799,370
Operating lease right-of-use assets	(731,469)	-
Amount due to related parties	340,044	-
Customer deposits	11,855,739	(20,724,415)
Tax payables	108,393	435,640
Advance from customers	(207)	(161,083)
Accrued expenses and other payables	(16,555)	(647,304)
Operating lease liabilities, current	166,987	-
Operating lease liabilities, non-current	48,856	-

Net cash provided by (used in) operating activities	9,841,840	(23,035,965)

Cash flows from investing activities:
Purchase of property and equipment	(75,246)	(579,948)
Purchase of available-for-sale investments	(22,975,927)	(89,877,440)
Maturity and redemption of available-for-sale investments	22,975,927	89,877,440
Repayment of loans by third party	2,380,065	5,103,432
Loans to related party	-	(6,369,809)
Loans to third parties	(2,080,211)	-
Net cash provided by (used in) investing activities	224,608	(1,846,325)

Cash flows from financing activities:
Proceeds from short-term borrowings	1,799,974	-
Proceeds from related party loans	-	6,369,589
Loan repayment to a related party	-	(482,290)
Loan repayments to third parties	(2,499,500)	(4,959,006)
Net cash (used in) provided by financing activities	(699,526)	928,293

Effect of exchange rate change on cash and cash equivalents, and restricted cash	(61,854)	(662,499)

Net increase (decrease) in cash and cash equivalents, and restricted cash	9,305,068	(24,616,496)

Cash and cash equivalents, and restricted cash beginning balance	12,524,086	37,140,582

Cash and cash equivalents, and restricted cash ending balance	$21,829,154	$12,524,086

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	5,424,213	7,974,884
Restricted cash	16,404,941	4,549,202
Total cash, cash equivalents, and restricted cash	$21,829,154	$12,524,086

Supplemental cash flows information:
Cash paid for interest	$156,519	$319,670
Cash paid for income tax	$-	$271,105

The accompanying notes are an integral part of these consolidated financial statements.

 TAKUNG ART CO., LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars except Number of Shares)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Takung Art Co., Ltd and Subsidiaries (“Takung”), a Delaware corporation (formerly Cardigant Medical Inc.) through Hong Kong Takung Art Co., Ltd. (“Hong Kong Takung”), a Hong Kong company and its wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

Hong Kong Takung was incorporated in Hong Kong on September 17, 2012 and operates an electronic online platform for offering and trading artwork. The Company generates revenue from its services in connection with the offering and trading of artwork on its system, primarily consisting of listing fees, trading commissions, and management fees. The Company conducts business primarily in Hong Kong, People’s Republic of China.

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

Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) provides technology development services to Hong Kong Takung and also carries out marketing and promotion activities in mainland China.

Hong Kong Takung Art Holdings Company Limited (“Takung Art Holdings”) was formed in Hong Kong on July 20, 2018 and operates as a holding company to control an online platform for offering, selling and trading whole piece of artwork.

Art Era Internet Technology (Tianjin) Co., Ltd (“Art Era”), formed in Tianjin on September 7, 2018, is a directly wholly owned subsidiary of Takung Art Holdings, and formed as a limited liability company with a registered capital of $2 million located in the Pilot Free Trade Zone in Tianjin. Art Era mainly focuses on developing its e-commerce platform for art. Art Era was deregistered on June 18, 2019 due to Company’s plan to put off the e-commerce platform development.

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

MQ (Tianjin) Enterprise Management Consulting Co., Ltd. (“Tianjin MQ”) was incorporated in Tianjin, PRC on July 9, 2019 and is a directly wholly owned subsidiary of Hong Kong MQ. It was established as a limited liability company with a registered capital of $100,000 located in the Pilot Free Trade Zone in Tianjin. Tianjin MQ will focus on exploring business opportunities and promoting its artwork trading business.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Basis of consolidation

The consolidated financial statements include the financial statements of the Company, and its subsidiaries, Hong Kong Takung, Shanghai Takung, Tianjin Takung, Takung Art Holdings, Art Era, Hong Kong MQ and Tianjin MQ. All intercompany transactions and balances have been eliminated on consolidation.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2019 and 2018.

Comprehensive loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the year ended December 31, 2019 and 2018, the Company’s comprehensive loss includes net loss and foreign currency translation adjustment.

Foreign currency translation and transaction

The functional currency of Hong Kong Takung, Takung Art Holdings, Hong Kong MQ, Tianjin Takung and Shanghai Takung are the Hong Kong Dollar (“HKD”).

The functional currency of Art Era and Tianjin MQ are the Renminbi (“RMB”).

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet’s dates, which is 7.7894 and 7.8305 as of December 31, 2019 and December 31, 2018, respectively; shareholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 7.8351 and 7.8376 for the years ended December 31, 2019 and 2018, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which is 6.9618 and 6.8755 as of December 31, 2019 and December 31, 2018 respectively. Shareholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 6.9081 and 6.6090 for the years ended December 31, 2019 and December 31, 2018.

The resulting translation adjustments are reported under accumulated other comprehensive loss in the shareholders’ equity section of the balance sheets.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when initially purchased.

A significant portion of the Company’s cash and cash equivalents is denominated in RMB, and deposited in the financial institutions of China. Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB denominated cash into foreign currencies for current account items, but conversion of RMB denominated cash into foreign exchange for most of the capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE. These approvals, however, do not guarantee the availability of foreign currencies to fund the business activities outside China, or to repay non-RMB denominated obligations.

Restricted cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading shares of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the shares, the seller will send instructions to the bank, requesting the amount to be transferred to their personal account. After deducting the commission and the management fee as per Takung, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to use any funds in the broker’s account except for instructing the bank to deduct the commission and management fee.

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

As of December 31, 2019 and 2018, there were no short-term investments.

Accounts receivables and allowance for doubtful accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon the assessment of various factors, including historical, experience, the age of the accounts receivable balances, credit quality of the customers, current economic conditions, and other factors that may affect customers' ability to pay.

Loan receivables

Loan to third parties is presented under current asset of the balance sheets based on the nature and loan period of time.

Prepayment and other current assets, net

Prepayment and other current assets mainly consist of the prepayment for, maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

Other non-current assets

A portion of the deposits, are presented under the non-current section of the balance sheets based on the expected collection date.

Property and equipment, net

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

The Company developed systems and solutions for solely internal use. Certain costs incurred in connection with developing or obtaining internal use software are capitalized. Unamortized capitalized costs are included in computer trading and clearing system, within property and equipment, net in the Consolidated Balance Sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software of 5 years. Amortization of these costs is included in depreciation and amortization expense in the Consolidated Statements of Operations.

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

Intangible assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2019 and 2018.

Customer deposits

Customer deposits represent the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place.

Advance from customers

Advance from customers represent trading commissions one month in advance charged to the VIP traders. Starting from April 1, 2016, the Company charges a monthly commission to VIP traders, instead of charging per transaction.

Revenue Recognition

The Company generates revenue from its services in connection with the offering and trading of artworks on the Company’s system, primarily consisting of listing fee, trading commission, and management fee.

Effective January 1, 2018, the Company adopted Topic 606 using modified retrospective approach applied to its contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are accounted for and presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605.

Under ASC 606, an entity recognizes revenue as the Company satisfies a performance obligation when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

The Company recognizes revenue when control of the promised services is transferred to the traders and service agents. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised services to the traders and service agents. The revenue mainly falls into the following broad categories: (i) listing fee, (ii) commission, (iii) management fee, (iv) authorized agent subscription fee, (v) annual fee, and (vi) online artwork sales.

Listing fee

The Company recognizes the listing fee revenue at a point in time when the ownership units of the artwork are listed and available for trading on the Company’s system, at an amount of an agreed percentage of the total offering price. The amount is collected from the money raised from the issuance of such units.

Commission

The Company generates commission fee from non-VIP traders and selected traders.

For non-VIP traders, the commission is calculated based on a percentage of transaction value of artworks when there is purchase and sale of the ownership shares of the artworks. The commission revenue is recognized at a point in time when each purchase and sale transaction is completed.

For selected traders, starting from April 1, 2016, the Company charged a predetermined monthly commission fee which allows the selected traders to conduct unlimited trades for specific artworks. The commission revenue is recognized on a monthly basis as the Company continuously satisfied its performance obligation.

Management fee

The Company provides custody and insurance service for artworks listed and traded on the Company’s platform, and charges management fee to traders on a daily basis. The management fee is recognized as revenue ratably over time, and is deducted from proceeds from the sale of artwork ownership shares when there is a purchase and sale transaction. A discount program is offered to waive the management fee during certain promotion periods. Such discounts are recognized as a reduction of the revenue.

Authorized agent subscription revenue

The Company charges an annual authorized agent subscription fee to certain authorized agents, for them to have the right to introduce artwork owners to list their artwork on Takung’s trading platform. This revenue is recognized ratably over the annual agreement period for each agent.

Annual fee

The Company charges an up-front annual fee to certain traders for premium services, including providing in-depth information and tools on the trading platform. This revenue is recognized ratably over the service agreement period for each trader. There is no such fee charged during the year ended December 31, 2019.

Online artwork sales

From the second quarter of 2018, the Company started to offer artwork and artwork related merchandise for sales on Takung’s online platform. There are no such sales during the year ended December 31, 2019.

The Company provides third-party merchants the access to Takung’s online platform for sales of artworks, and charges commission fee to third-party merchants, at an amount of an agreed percentage of the total transaction price. The revenue is recognized at a point in time when the artwork sales transaction is completed. The Company also sells its own artwork related merchandise through its online platform. Revenue is recognized when control of the goods is transferred to the customer, which generally occurs upon the delivery to the carrier or the customer.

Revenue by customer type

The following table presents the revenue by customer type for the years ended December 31, 2019 and 2018:

	For the years ended December 31,
	2019	2018
Artwork owners	$284,210	$3,907,301
Non - VIP traders	2,256,192	2,324,441
VIP traders	632,612	2,063,887
Authorized agents	-	191,385
Online artwork sales	-	8,409
Total	$3,173,014	$8,495,423

Cost of revenue

These costs of revenue primarily included the following: commission paid to service agent, depreciation, internet service charge, artwork insurance and artwork storage:

	For the years ended December 31,
	2019	2018

Commission paid to service agents	$1,053,789	$1,214,912
Depreciation	460,749	632,440
Internet service charge	208,941	396,254
Artwork insurance	48,322	220,089
Artwork storage	89,320	110,070
Others	456	4,999
Total	$1,861,577	$2,578,764

The Company has elected to apply the practical expedient in ASC 606-10 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company does not have amounts of contract assets that it has right to consideration in exchange for services that the Company has transferred to customers when that right is conditioned on something other than the passage of time. The contract liabilities are the Company’s obligation to transfer services to traders for which the Company has received consideration from the traders. All contract liabilities are expected to be recognized as revenue within one month and are presented in Advance from Customers in the Condensed Consolidated Balance Sheet.

Cost of revenue

The Company’s cost of revenue consists primarily of expenses associated with the delivery of its service. These include expenses related to the operation of the data centers, such as facility and lease of the server equipment, development and maintenance of the platform system, as well as the cost of insurance, storage and transportation of the artworks. Cost of revenue also includes commission paid to service agent.

Leases

In February 2016, the FASB issued ASU 2016-12, Leases (ASC Topic 842), which amends the leases requirements in ASC Topic 840, Leases. Under the new lease accounting standard, a lessee will be required to recognize a right-of-use asset and lease liability for most leases on the balance sheet. The new standard also modifies the classification criteria and accounting for sales-type and direct financing leases, and enhances the disclosure requirements. Leases will continue to be classified as either finance or operating leases.

The Company adopted ASC Topic 842 using the modified retrospective transition method effective January 1, 2019. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date nor revision of the balances in comparative periods. As a result of the adoption, the Company recognized a lease liability and right-of-use asset for each of the existing lease arrangement. The adoption of the new lease standard does not have a material impact on the consolidated income statements or the consolidated statements of cash flows.

The Company determines if an arrangement is a lease at inception. The lease payments under the lease arrangements are fixed. Non-lease components include payments for building management, utilities and property tax. It separates the non-lease components from the lease components to which they relate.

Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company generally uses the base, non-cancelable, lease term when determining the lease assets and liabilities.

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

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of December 31, 2019 due to the recent enactment.

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the year ended December 31, 2019 and 2018. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Earnings or loss per share

Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive (Note 15).

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

Concentration of customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the years ended December 31, 2019 and 2018.

Concentration of customer deposits

As of December 31, 2019, two traders accounted for 25.64% and 10.80% of the Company’s total customer deposits. As of December 31, 2018, there was no individual trader accounted for greater than 10% of the Company’s total customer deposits.

Recently adopted accounting standards

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which supersedes the revenue recognition requirements in Topic 605. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. See Note 2 “Revenue Recognition” above for further details.

Adoption of ASC Topic 842, “Leases”

In February 2016, the FASB issued ASU 2016-12, Leases (ASC Topic 842), which amends the leases requirements in ASC Topic 840, Leases.

The Company adopted ASC Topic 842 using the modified retrospective transition method effective January 1, 2019. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date nor revision of the balances in comparative periods. See Note 2 “Leases” above for further details.

Adoption of ASU2016-18

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

Fair Value Measurement: In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

Income Taxes: On December 18, 2019, the FASB issued ASU No. 2019-12, Income taxes (Topic 740), Simplifying the Accounting for Income Taxes. This guidance amends ASC Topic 740 and addresses several aspects including 1) evaluation of step-up tax basis of goodwill when there is not a business combination, 2) policy election to not allocate consolidated taxes on a separate entity basis to entities not subject to income tax, 3) accounting for tax law changes or rates during interim periods, 4) ownership changes from equity method investment to subsidiary or vice versa, 5) elimination of exception to intraperiod allocation when there is gain in discontinued operations and a loss from continuing operations, 6) treatment of franchise taxes that are partially based on income. The guidance is effective for calendar year-end public entities on January 1, 2021 and other entities on January 1, 2022. The Company is evaluating the impact of this guidance on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

3. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, the prepaid services for maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

	December 31, 2019	December 31, 2018

Prepaid tax	$281,582	$399,026
Prepaid service fees	132,064	140,934
Staff advance	18,380	93,676
Prepaid repair and maintenance	-	1,201
Deposit	316	241,827
Short-term borrowings to third parties	53,919	436,332
Other current assets	18,906	78,585
Less: allowance for doubtful accounts	(53,919)	(436,332)
Prepayment and other current assets, net	$451,248	$955,249

For the years ended December 31, 2019 and 2018, the Company has recorded provision for doubtful accounts, $53,605 and $453,926, respectively.

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	December 31, 2019	December 31, 2018

Listing fee	$-	$568,757
Authorized agent subscription revenue	560,780	557,837
Monthly commission fee	1,385,420	1,378,148
Others	53,909	53,626
Less: allowance for doubtful accounts	(2,000,109)	(1,989,611)
Account receivables, net	$-	$568,757

No provision for doubtful accounts was recognized during the year ended December 31, 2019. The Company recovered the provision for doubtful accounts approximately $76,429 in 2018.

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Outstanding Balance (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$718,205	0%	7/17/2020
8/29/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$718,205	0%	8/28/2020
9/20/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	4,000,000	4,000,000	$574,564	0%	9/19/2020
			Total		$2,010,974

All the transactions were aimed to meet the Company’s working capital needs in U.S. Dollars, which are freely convertible to Hong Kong Dollar.

•	The interest-free loans (the “RMB Loans”) entered into by Tianjin Takung were guaranteed by Mr. Daquan Wang who is a General Manager and legal representative of Chongqing Aoge Import and Export Co. (“Chongqing”). Mr. Daquan Wang is a citizen of the People’s Republic of China. Both Chongqing and Mr. Daquan Wang are non-related parties to the Company.
•	Hong Kong Takung entered into loan agreements (the “Hong Kong Dollar Loans”) with Friend Sourcing Ltd., a Hong Kong company (“Friend Sourcing”) with interest accruing at a rate of 8% per annum (See Note 10). Friend Sourcing is a non-related party to the Company.

The transactions with Friend Sourcing were aimed to meet the Company’s working capital needs in Hong Kong Dollars.

Through an understanding between Chongqing Aoge Import and Export Co. and Friend Sourcing, the Hong Kong Dollar Loans are “secured” by the RMB Loans. It is the understanding between the parties that the Hong Kong Dollar Loans and the RMB Loans will be repaid simultaneously.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2019	December 31, 2018

Furniture, fixtures and equipment	$201,093	$156,656
Leasehold improvements	343,697	447,048
Computer trading and clearing system	3,379,654	3,382,168
Transport equipment	103,330	104,628
Sub-total	4,027,774	4,090,500
Less: accumulated depreciation	(3,167,948)	(2,644,821)
Property and equipment, net	$859,826	$1,445,679

Depreciation expense was $597,654 and $895,267 for the year ended December 31, 2019 and 2018, respectively.

The impairment loss charged to property and equipment was nil and $352,669 for the years ended December 31, 2019 and 2018, respectively. The impairment loss was recorded in the third quarter in 2018 as a result of the close of the Hanzhou branch office where the internal use software and technology developments took place. The Company deemed that no sufficient future economic benefits would be generated from these software developments and charged $352,669 to impairment loss.

7. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible asset was $22,401 and $22,284 as of December 31, 2019 and 2018, respectively.

8. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2019 and 2018 consisted of:

	December 31, 2019	December 31, 2018

Deposit – non-current	$53,431	$57,965
Prepayment – non-current	4,039	84,328
Total other non-current assets	$57,470	$142,293

9. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of December 31, 2019 and 2018 consisted of:

	December 31,	December 31,
	2019	2018

Accruals for consulting fees	$311,122	$264,793
Accruals for professional fees	168,040	49,518
Payroll payables	79,710	104,437
Trading and clearing system	50,295	86,208
Other payables	20,499	136,736
Total accrued expenses and other payables	$629,666	$641,692

10. SHORT-TERM BORROWINGS FROM THIRD PARTIES

In July 2019, Hong Kong Takung entered into a loan agreement (the “HKD Loan”) with Friend Sourcing Ltd, a Hong Kong company (“Friend Sourcing”) with interest accruing at a rate of 8% per annum. The HKD Loan is to provide Hong Kong Takung with sufficient HKD currency to meet its working capital requirements. Friend Sourcing is a non-related party to the Company.

In the meantime, Tianjin Takung entered an interest-free loan (the “RMB Loan”) to another third party as a guarantee for the HKD Loan. The loan amount was $ 2,010,974 (RMB 14,000,000). Through an understanding between the two third parties, the HKD Loan is “secured” by the RMB Loan. It is an understanding between the parties that when the HKD Loans is repaid, the RMB Loan will be repaid at the same time.

Date	Borrower	Lender	December 31, 2019 (USD)	December 31, 2018 (USD)	Annual Interest Rate	Repayment Due Date

8/24/2016	Hong Kong Takung	Merit Crown Limited	$-	$1,499,500	8%	1/2/2019
12/19/2017	Hong Kong Takung	Merit Crown Limited	$-	$500,000	8%	1/2/2019
12/22/2017	Hong Kong Takung	Merit Crown Limited	$-	$500,000	8%	1/2/2019
7/18/2019	Hong Kong Takung	Friend Sourcing Ltd.	$714,808	$-	8%	7/17/2020
8/29/2019	Hong Kong Takung	Friend Sourcing Ltd.	$696,202	$-	8%	8/28/2020
9/20/2019	Hong Kong Takung	Friend Sourcing Ltd.	$556,961	$-	8%	9/19/2020
		Less: Discount loan payable	$(99,626)	$-

		Total	$1,868,345	$2,499,500

The U.S. Dollar loan from Merit Crown Limited of $2,499,500 as of December 31, 2018 was settled on January 2, 2019.

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of December 31, 2019. The fair value of the short-term borrowings approximates their carrying amounts. The weighted average short-term borrowings were $686,884 and $2,499,500 for the years ended December 31, 2019 and 2018, respectively. The interest expenses for the short-term borrowings were $57,474 and $569,556 for the years ended December 31, 2019 and 2018, respectively.

11. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of directors and related parties to which the Company has transactions with:

(a) Song Wang (“Wang”), the General Manager of Tianjin Takung and Shanghai Takung, and Director of Hong Kong Takung, Tianjin Takung and Shanghai Takung. Mr. Wang resigned as the director of Hong Kong Takung on May 31, 2019.

(b) Zhenying Liu (“Liu”), the former Vice President of Hong Kong Takung. Liu resigned from the Company on September 30, 2018.

(c) Jianping Mao (“Mao”), the Human Resources Management Director of Hong Kong Takung.

(d) Shuhai Li (“Li”), the legal representative of Tianjin Takung.

(e) Di Xiao (“Xiao”), Former Chief Executive Officer who resigned from the Company on November 19, 2018.

Amount due from related parties

Amount due from related parties consisted of the following as of the years indicated:

	For the year ended December 31, 2019		For the year ended December 31, 2018

Wang (a)(i)	$		$5,907,789
Li (d)(i)		5,834,554	-
Total current amount due from related parties		$5,834,554	$5,907,789

	For the year ended December 31, 2019	For the year ended December 31, 2018

Mao (c) (ii)	$104,128	$-

Total noncurrent amount due from a related party	$104,128	$-

Amount due to related parties

Amount due to related parties consisted of the following as of the years indicated:

	For the year ended December 31, 2019	For the year ended December 31, 2018

Wang (a) (i)	$-	$6,385,288
Li (d) (i)	6,418,980	-
Mao (c) (ii)	443,733	-
Total current amount due to related parties	$6,862,713	$6,385,288

Related party transactions

The expenses incurred to the related parties consisted of the following for the years indicated:

	For the year ended December 31, 2019	For the year ended December 31, 2018

Mao (c) – interest expense	$-	$4,209
Xiao (e) – consulting fee expense	-	278,146
Total	$-	$282,355

(i)	Amount due from and due to Wang and Li

On May 16, 2018, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Working Capital Loan") with Liu that was transferred to Wang on October 18, 2018 for the loan of $6,418,980 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2019. On May 15, 2019, Hong Kong Takung entered into an extension agreement with Wang to extend the HK Dollar Working Capital Loan with a due date on May 15, 2020. On September 16, 2019, Wang transferred this loan to Shuhai Li, the legal representative of Tianjin Takung with the same extended maturity date.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Working Capital Loan") with Liu that was transferred to Wang on October 18, 2018 for the loan of $5,834,554 (RMB40,619,000) with the maturity date of the loan as May 15, 2019. On May 15, 2019, Tianjin Takung entered into an extension agreement with Wang to extend the RMB Working Capital Loan with a due date on May 15, 2020. On September 16, 2019, Wang transferred this loan to Li, the legal representative of Tianjin Takung with the same extended maturity date.

Through an understanding between Li and the Company, the HK Dollar Working Capital Loan is "secured" by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

(ii)	Amount due to and due from Mao

The amount due to Mao is primarily related to the lease from Mao. On May 13, 2019, the Company entered into a non-cancellable lease agreement with a related party, Mao for its office location in Tianjin, PRC. The leased office location is approximately 2,090.61 square meters. The lease will expire on May 12, 2021. The Company is charged rent at a rate of $0.55 per square meter per day. The agreement requires a lump sum payment of $208,256 (RMB1,449,838.04) every six months and a deposit of $104,128 (RMB724,919.02). The deposit is refundable to the Company. The total lease liability was $376,218, which was included in current portion as of December 31, 2019.

On October 16, 2019, Tianjin MQ entered into a non-cancellable lease agreement with Ms. Mao for its office facility in Tianjin, PRC. The leased office location is approximately 1,475.67 square meters. The lease will be expired on October 15, 2020.  Monthly rent payment is approximately $24,690 (RMB 170,563). As of December 31, 2019, the amount due to Mao pertinent to this lease agreement was $61,250.

As of December 31, 2019, Mao also lent a startup deposit of $6,265 to Hong Kong MQ.

(iii)	Other related party transactions

During the year ended December 31, 2018, the Company has engaged Xiao for consulting services, and accrued service fee of $278,146. The amount related to this consulting service for the year ended December 31, 2019 was nil.

12. INCOME TAXES

Takung was incorporated in the State of Delaware and is therefore subject to United States income tax. Hong Kong Takung, Takung Art Holdings and Hong Kong MQ were incorporated in Hong Kong S.A.R. People’s Republic of China and are subject to Hong Kong profits tax. Shanghai Takung, Tianjin Takung, Art Era and Tianjin MQ are PRC corporations and are subject to enterprise taxes in the PRC.

United States of America

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act introduced significant changes to the U.S. income tax regulations. The Tax Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent and created new tax rules on certain foreign-sourced earnings. Except for the one-time Deemed Repatriation Transition Tax ("Transition Tax"), most of these provisions go into effect starting January 1, 2018.

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2019 and 2018, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of December 31, 2019 due to the recent enactment.

As of December 31, 2019 and 2018, the Company in the United States had $2,167,494 and $1,332,438 in net operating loss carry forwards available to offset future taxable income, respectively. Net operating loss generated from the tax year 2018 will be carryforward indefinitely under the Tax Act.

Hong Kong

Two-tier Profits Tax Rates

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $255,261) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung U.S, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected Hong Kong Takung to be subject to the two-tier profits tax rates.

The provision for current income and deferred taxes of Hong Kong Takung has been calculated by applying the new tax rate of 8.25%. Takung Art Holdings and Hong Kong MQ still apply the original tax rate of 16.5% for its provision for current income and deferred taxes.

As of December 31, 2019 and 2018, the Company’s subsidiaries in Hong Kong had $7,453,397 and 5,501,087 in net operating loss carry forwards available to offset future taxable income, respectively. These net operating loss will be carryforward indefinitely under Hong Kong Profits Tax regulation.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company in PRC had $1,263,472 and $760,660 in net operating loss carryforwards available to offset future taxable income, respectively. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carryback of losses is not permitted. If not utilized, the PRC net operating loss of $482,179, $21,601, $156,921 and $602,771 will expire in 2021, 2022, 2023 and 2024, respectively.

The income tax expense (benefit) was $73,269 and $(479,901) for the years ended December 31, 2019 and 2018, respectively, related primarily to the Company’s subsidiaries located outside of the U.S. The loss before provision for income taxes for the years ended December 31, 2019 and 2018 was as follows:

The income tax provision consists of the following components:

	For the year ended December 31, 2019	For the year ended December 31, 2018

Current:
Federal	$-	$-
State	-	-
Foreign	-	(145,910)
Total Current	$-	$(145,910)

Deferred:
Federal	$-	$37,398
State	-	-
Foreign	73,269	(371,389)
Total Deferred	$73,269	$(333,991)
Total provision for income taxes	$73,269	(479,901)

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follow:

	For the year ended December 31, 2019	For the year ended December 31, 2018

Loss before income tax expense	$(4,019,537)	$(8,111,864)
Computed tax benefit with statutory tax rate	(663,224)	(1,338,456)
Impact of different tax rates in other jurisdictions	(113,115)	(149,425)
Effect of preferred tax rates	189,288	356,949
Tax effect of non-deductible expenses	110,044	188,538
Changes in valuation allowance	543,150	505,433
Previous years unrecognized tax effects	7,126	(42,940)
Total Provision for Income Taxes	$73,269	$(479,901)

The effective tax rate was (1.8)% and 5.9% for the years ended December 31, 2019 and 2018, respectively.

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of December 31,	As of December 31,
	2019	2018

Deferred tax assets
Tax loss carried forward	$1,460,573	$997,880
Unvested restricted share carried forward	1,105	7,721
Deferred advertising expenses	55,178	55,921
Accrued rental expense	8,264	-
Provision for doubtful accounts	107,731	109,083
Others	459	465
Total deferred tax assets	1,633,310	1,171,070
Less: valuation allowance	(1,093,031)	(553,442)
Total Deferred tax assets, net of valuation allowance	540,279	617,628
Deferred tax liabilities
PPE, due to difference in depreciation	-	(5,890)
Total Deferred tax liabilities	$-	$(5,890)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	540,279	611,738

13. LEASES

The Company has operating leases for its office facilities and artwork storages. The Company's leases have remaining terms of less than one year to approximately nine years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases by balance sheet location as of December 31, 2019:

Assets/liabilities	Classification	As of December 31, 2019

Assets
Operating lease right-of-use assets	Operating lease assets	$731,469

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$166,987
	Amount due to related parties	376,218

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	48,856
	Amount due to related parties, non-current	-

Total lease liabilities		$592,061

The operating lease expense, including two lease arrangements from a related party, for the year ended December 31, 2019 was as follows:

		For the year ended
Lease Cost	Classification	December 31, 2019
Operating lease cost	Cost of revenue, general and administrative expenses	$812,586
Total lease cost		$812,586

Future minimum lease payments as of December 31, 2018 were as follows:

Lease (1)
Year ending December 31, 2019	$396,243

Year ending December 31, 2020	230,683

Year ending December 31, 2021	14,737

Year ending December 31, 2022	14,737

Year ending December 31, 2023 and thereafter	37,457

Total	$693,857

(1)	Amounts are based on ASC 840, Leases that was superseded upon the adoption of ASC 842, Lease on January 1, 2019.

Maturities of operating lease liabilities as of December 31, 2019 were as follow:

Maturity of Lease Liabilities	Operating Leases
2020	$574,600
2021	14,364
2022	14,364
2023	14,364
2024	14,364
Thereafter	-
Total lease payments	$632,056
Less: interest	(39,995)
Present value of lease payments	$592,061

Supplemental information related to operating leases was as follows:

For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$724,769
New operating lease assets obtained in exchange for operating lease liabilities	$1,017,815

As of December 31, 2019, the operating leases had a weighted average remaining lease term of 1.7 years and a weighted average discount rate of 8%.

14. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company purchased property and equipment which the payment was due within one year. As of December 31, 2019 and 2018, the Company has capital commitments of $3,591 and $53,920, respectively.

Contingencies

From November 2019 to March 2020, there were a total of seven individual claims filed against Shanghai Takung in the Shanghai Pudong People’s Court, China, as a result of contractual disputes and misrepresentations over ownership units made by certain service agents. These claims amounted to approximately $0.11 million. These claims have all been settled as of present date with the voluntary dismissal by the claimants. For the year ended December 31, 2019, the Company did not accrue any liabilities pertaining to these claims.

As of December 31, 2019, the Company did not have any other significant indemnification claims.

15. NET LOSS PER SHARE

The computation of the Company’s basic and diluted net loss per share is as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018

Numerator:
Net loss	$(4,092,806)	$(7,631,963)
Denominator:
Weighted-average shares outstanding-Basic	11,246,119	11,218,534
Stock options and restricted shares	-	-
Weighted-average shares outstanding-Diluted	11,246,119	11,218,534

Earnings per share
-Basic	(0.36)	(0.68)
-Diluted	(0.36)	(0.68)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Due to the loss for the year ended December 31, 2018, approximately 254,238 and 22,438 options and restricted shares, respectively, were excluded from the calculation of diluted net loss per share.

Due to the loss for the year ended December 31, 2019, approximately 100,890 and 6,250 options and restricted shares, respectively, were excluded from the calculation of diluted net loss per share.

16. SHAREHOLDERS’ EQUITY

On August 26, 2015, the 2015 Incentive Share Plan (“2015 Plan”) was approved by the Board of Directors for rewarding the Company’s directors, executives and selected employees and consultants for making major contributions to the success of the Company. 1,037,000 shares were registered on August 27, 2015.

 On October 2, 2017, the Company entered into a prepaid retainer contract with Regeneration Capital Group, LLC to render consulting and advisory services in connection with investor relations. The Company recognized the cost of the 20,000 shares at the current fair value of $46,000 as of October 2, 2017 as prepayment, and amortized the cost subsequently in a straight-line method until Regeneration has completed its performance for one year ended October 2, 2018. Accordingly, the share-based compensation related to this consulting agreement was nil and $34,500 for the years ended December 31, 2019 and 2018, respectively. On January 22, 2018, the Company issued 20,000 restricted shares of common stock to Regeneration.

Share-based Compensation Plans

On March 1, 2018, 12,438 of restricted share-based awards were granted. 17,143 of restricted share-based awards were vested during the fiscal year ended December 31, 2018.

On December 1, 2018, 10,000 of restricted share-based awards were granted.

On March 1, 2019, 5,000 of restricted share-based awards were granted. 8,323 of restricted share-based awards were vested during the fiscal year ended December 31, 2019.

The exercise price of share options ranged from $2.91 to $3.65 and the requisite service period ranged from two to five years.

47,600 share options have been vested and 164,522 share options were forfeited by employees during the fiscal year ended December 31, 2018, and no share options were exercised in the year ended December 31, 2018.

10,178 share options have been vested and 153,348 share options were forfeited by employees during the fiscal year ended December 31, 2019, and no share options were exercised in the year ended December 31, 2019.

Share Options:

The number of share options as of December 31, 2019 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding, beginning of year	254,238	3.13	1.30	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(153,348)	3.17	0.76	-
Outstanding, end of year	100,890	3.08	0.59	-
Exercisable, end of year	80,534	3.03	0.44	-
Expected to vest	20,356	3.24	1.16	-

The following table sets forth changes in compensation-related restricted share awards during year ended December 31, 2019. The Company uses fair market value of its common stock publicly traded on the date of the grant to determine the fair value of restricted shares.

	Number of	Weighted Average Grant Date	Weighted Average Remaining Contractual
	Shares	Fair Value	Term

Unvested at December 31, 2018	11,240	$0.95	0.78 year
Granted	5,000	0.68	0.00 year
Forfeited	(7,917)	0.70
Vested	(8,323)	1.03
Unvested at December 31, 2019	-	$-	0.00 year

As of December 31, 2019, the unrecognized share-based compensation expenses under the 2015 Stock Incentive Plan were $51,111, which is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income (loss) before February 2021.

The share-based compensation expenses recognized, including the forfeiture of share option, were $38,843 and $200,111 during the years ended December 31, 2019 and 2018, respectively.

17. SUBSEQUENT EVENT

The spread of COVID-19 around China and other parts of the world in the first quarter of 2020 has caused significant volatility in the markets of China, U.S., and rest of the world. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the economy of China, U.S. and international markets and, as such, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Fang Mu, the Company’s Chief Executive Officer (“CEO”), and Jehn Ming Lim, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company's internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not made any changes in internal controls over financial reporting during the year ended December 31, 2019.

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

The following are our officers and directors as of May 8, 2020. Other than Mr. Jiangping (Gary) Xiao, our officers and other directors reside year-round in either the PRC or Hong Kong and, therefore, it may be difficult for investors to effect service of process within the U.S. upon the latter or to enforce judgments against them obtained from the United States courts.

The following table sets forth certain information concerning our directors and executive officer:

Name	Age	Position

Fang Mu	34	Chief Executive Officer
Jehn Ming Lim	38	Chief Financial Officer
Xiaoyu Zhang	32	Director
Jiangping (Gary) Xiao	41	Director
Li Lv	47	Director

The following is a summary of the biographical information of our directors and officers:

FANG MU has extensive experience in corporate finance, accounting, and human resource management. She is familiar with artwork storage, appraisal, and other facets related to the trading of art works. Her experience also includes budgeting, forecasting, financial planning and analysis, human source management and commercial insurance. She has served as the Vice President of Takung Cultural Development (Tianjin) Co. Ltd, one of the Company’s subsidiaries since 2016. She has relinquished this position with effect from August 6, 2019. From 2009 to 2016, Ms. Mu worked as Financial Controller of Tianjin Cultural and Artwork Exchange Company. From 2008 to 2009, Ms. Mu served as an assistant auditor of Tianjin Zhong He Xin Cheng CPA Firm. Ms. Mu was recently qualified as a Professional Art Appraiser by the Beijing Open University in 2019. She graduated from Tianjin University of Finance and Economics in 2008 with a double degree in Audit and Finance.

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

XIAOYU ZHANG, has been an internal audit manager at the Bank of China (New Zealand) Limited from January 2019. From November 2018 to December 2018, she was an auditor with PricewaterhouseCoopers at its New Zealand Auckland office since November 2018. Prior to that, she was a senior supervisor of Internal Audit Department with the headquarter of Tianjin Kin Cheng Bank in China. Ms. Zhang had been an associate and senior associate with PricewaterhouseCoopers China from 2009 to 2015. Ms. Zhang obtained her Bachelor of Financial Management from Tianjin University, located in China and Master of Business Administration from Nankai University, located in China, and Postgraduate Diploma in Accounting from Massey University, located in New Zealand.

JIANGPING (GARY) XIAO has been the Vice President of Finance and Accounting at Hilco IP Merchant Bank since 2019. Prior to that, he was the Chief Financial Officer of Professional Diversity Network, Inc., from March 2017 to March 2019. From 2013 to 2016, Mr. Xiao was the Chief Financial Officer and Controller of Petstages. Earlier in his career, Mr. Xiao served as the Controller of the Operations Management Group of The Jordan Company, a private equity firm, from August of 2008 to May of 2013, and as a Senior Finance Associate, Financial Planning and Analysis of United Airlines from June 2006 to August of 2008. Mr. Xiao obtained a Master of Business Administration from the Ross School of Business Management at the University of Michigan in 2006 and a B.A. in Accounting from Tsinghua University in Beijing, China in 2000.

LI LV is a corporate management expert with 12 years of financial, accounting and business experience. From August 2010 to December 2018, she served as a General Manager of Hua Xia Investment, a PRC Investment consultancy firm. From April 2006 to May 2010, she served as an Assistant Branch Manager in Rural Commercial Bank. Ms. Lv graduated from the Hebei University of Technology as a Bachelor of Engineering Cost in 2005.

Directors and Officers of Hong Kong Takung

Ms. Fang Mu is a director of Hong Kong Takung. Under Hong Kong Takung’s Articles of Association and Hong Kong law, Hong Kong Takung is managed by the General Manager who is appointed and supervised by its Board of Directors. A director is appointed by the shareholders for a term of one year or until the next Annual General Meeting and can be re-elected for consecutive terms.

Mr. Lim, our Chief Financial Officer, has been appointed Chief Financial Officer of Hong Kong Takung effective February 18, 2019.

Directors and Officers of Shanghai Takung and Tianjin Takung

Ms. Fang Mu is Shanghai Takung and Tianjin Takung’s General Manager and also the director of the Tianjin Takung, Shanghai Takung.

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

Directors and Officers of Hong Kong MQ

Ms. Hiu Ngai Ma is a director of Hong Kong MQ. Under Hong Kong MQ’s Articles of Association and Hong Kong law, Hong Kong MQ is managed by the General Manager who is appointed and supervised by its Board of Directors. A director is appointed by the shareholders for a term of one year or until the next Annual General Meeting and can be re-elected for consecutive terms.

Directors and Officers of Tianjin MQ

The positions of directors and officers are still vacant as Tianjin MQ is still a startup company as of December 31, 2019.

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

	Xiaoyu Zhang	Jiangping (Gary) Xiao	Li Lv
High level of financial literacy	X	X	X

Extensive knowledge of the Company’s business

Marketing/Marketing related technology experience		X	X

Relevant Chief Executive/President or like experience		X	X

Corporate Governance expertise		X

Xiaoyu Zhang

High level of financial literacy – Ms. Zhang obtained her Bachelor of Financial Management from Tianjin University, located in China, Master of Business Administration from Nankai University, located in China, and Postgraduate Diploma in Accounting from Massey University, located in New Zealand.

Jiangping (Gary) Xiao

High level of financial literacy - Mr. Xiao obtained a Master of Business Administration from the Ross School of Business Management at the University of Michigan in 2006 and a B.A. in Accounting from Tsinghua University in Beijing, China in 2000.

Marketing/Marketing related technology experience, Relevant Chief Executive/President or like experience and Corporate Governance Expertise – Mr. Xiao has held many leadership positions in private and public companies, more recently as Vice President of Finance and Accounting at Hilco IP Merchant Bank since 2019 and as Chief Financial Officer of Professional Diversity Network, Inc., a Nasdaq-listed company from March 2017 to March 2019. In his previous roles, he had garnered valuable knowledge and experience in marketing, managing and advising a U.S. public company and public company corporate governance.

Li Lv

High level of financial literacy – Ms. Lv is a corporate management expert with 12 years of financial, accounting and business experience. She was previously an Assistant Branch Manager at the Rural Commercial Bank.

Marketing/Marketing related technology experience, Relevant Chief Executive/President or like experience – Ms. Lv served as a General Manager of Hua Xia Investment, a PRC Investment consultancy firm and is a corporate management expert. She has invaluable experience is marketing and advising on financial, accounting and business issues.

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries), has:

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

Our Board of Directors has three committees - the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. The Audit Committee currently consists of Ms. Xiaoyu Zhang, and Ms. Li Lv, with Jiangping (Gary) Xiao) serving as Chairman. The Compensation Committee currently consists of Mr. Jiangping (Gary) Xiao and Ms. Li Lv, with Ms. Xiaoyu Zhang serving as Chairwoman. The Governance and Nominating Committee (the “Nominating Committee”) currently consists of Mr. Jiangping (Gary) Xiao and Ms. Xiaoyu Zhang, with Ms. Li Lv serving as Chairwoman.

Our Audit Committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our Board of Directors has determined that both Mr. Levinson and Mr. Levy qualify as audit committee financial experts and have the accounting or financial management expertise as required under NYSE Rule 303A.07(a). Our Board of Directors has also adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis. A copy of the audit committee’s current charter is available at our corporate website at http://www.takungart.com/content.equisolve.net/_1f010bf36ebf8949a247a2400b90e89f/takungae/db/225/642/file/Audit%
20Committee%20Charter%20-%20v443235_TAKUNG_ART_CO.%2c_LTD._8K_20160623%20-%2099.1.pdf.

The Compensation Committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally. If so authorized by the Board of Directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The Compensation Committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the Compensation Committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers. A copy of the compensation committee’s current charter is available at our corporate website at http://www.takungart.com/content.equisolve.net/_1f010bf36ebf8949a247a2400b90e89f/takungae/db/225/643/file/Compensation
%20Committee%20Charter%20-%20v443235_TAKUNG_ART_CO.%2c_LTD._8K_20160623%20-%2099.2.pdf.

The Governance and Nominating Committee is involved in evaluating the desirability of and recommending to the Board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers. The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally. A copy of the nominating committee’s current charter is available at our corporate website at http://www.takungart.com/content.equisolve.net/_1f010bf36ebf8949a247a2400b90e89f/takungae/db/225/644/file/Governance
%20and%20Nominating%20Committee%20Charter%20-%20v443235_TAKUNG_ART_CO.%2c_LTD._8K_20160623%20-%2099.3.pdf.

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2019:

Board of Directors	8
Audit Committee	6
Compensation Committee	1
Nominating Committee	1

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officers and principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees. The Code is current available on our website at http://www.takungart.com/content.equisolve.net/_1f010bf36ebf8949a247a2400b90e89f/takungae/db/225/645/file/Code%20of%
20Business%20Conduct%20and%20Ethics%20-%20v443235_TAKUNG_ART_CO.%2c_LTD._8K_20160623%20-%2099.4.pdf.

Board Leadership Structure and Role in Risk Oversight

Ms. Xiaoyu Zhang is the Company’s Chairman of Board of Director and Mr. Jehn Ming Lim is our Chief Financial Officer. We have three independent directors. Ms. Fang Mu is our chief executive officer is best situated to serve as our business and industry most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well. The Board’s role in the risk oversight of the Company includes, among other things:

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2019, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, save that one officer who filed an erroneous report, which has since been rectified.

Item 11.	Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Takung Art Co., Ltd and its subsidiaries, Hong Kong Takung Art Co., Ltd, Hong Kong Takung Art Holdings Co., Ltd, Takung (Shanghai) Co., Ltd, Takung Cultural Development (Tianjin) Co., Ltd, Art Era Internet Technology (Tianjin) Co., Ltd, Hong Kong MQ Group Limited and Tianjin MQ Enterprise Management Consulting Co., Ltd in the fiscal years ended December 31, 2019 and 2018 in their capacity as such officers. Mr. Ming Cheng receives no additional consideration for his services as director of the Company. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Bonus	Share Options *	Total Annual
Fang Mu1	2019	$38,687	5,984	—	$44,671
Chief Executive Officer

Jehn Ming Lim[2]	2019	$90,367	$7,605	—	$97,972
Chief Financial Officer

Di Xiao[3]	2019	—	—	—	—
Former Chief Executive Officer and	2018	$178,626	$46,555	$9,900	$235,081
Director of the Company and Hong Kong Takung, Director of Takung Art Holdings

Chun Hin Leslie Chow[4]	2019	$121,561	—	—	$121,561
Former Chief Executive Officer, former Chief Financial Officer	2018	$208,325	$104,417	$7,059	$319,801

Zishen Li5	2019	—	—	—	—
Former Vice President, Hong Kong Takung General	2018	$67,022	$57,530	$11,738	$136,290
Manager, Shanghai Takung and Tianjin Takung

(1)

On August 6, 2019, Mr. Chun Hin Leslie Chow tendered his resignation as Chief Executive Officer for personal reasons. In order to fill the vacancy, the Company’s Nominating and Compensation Committee met on August 6, 2019 to nominate Ms. Fang Mu as the Company’s new Chief Executive Officer. On August 6, 2019, the Company’s Board of Directors approved Ms. Mu’s appointment. Ms. Mu’s compensation as Chief Executive Officer of the Company is set forth in an employment agreement between Ms. Mu and the Company, dated August 6, 2019 as well as Pursuant to the agreement, Ms. Mu will receive a monthly salary of HK$30,000 (approximately, $3,829) for her services as Chief Executive Officer.

On August 14, 2019, Ms. Mu entered into a consulting agreement with our indirect wholly-owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd to provide management services, consulting services to clients, administration and human resources management and financial and accounting management services. In consideration for her services, Ms. Mu will be paid RMB 30,000 (approximately $4,343) per month on an after-tax basis and be reimbursed for all incidental expenses. The term of her engagement will be for an initial period of one year beginning August 14, 2019 through August 13, 2020 and will automatically renew for successive one (1) year periods unless terminated by either party. The consulting agreement was approved by our Audit Committee on August 12, 2019.

The amount from both of above agreements was treated as the executive compensation to Ms. Mu.

(2)	On February 18, 2019, our Nominating and Compensation Committees nominated and appointed Mr. Jehn Ming Lim as our and our Hong Kong subsidiary, Hong Kong Takung Art Co., Ltd’s new Chief Financial Officer. Also on February 18, 2019, the Company’s board of directors ratified and approved his appointment.

Mr. Lim’s compensation as Chief Financial Officer of both the Company and its Hong Kong subsidiary is set forth in an employment agreement between Mr. Lim and Hong Kong Takung Art Co., Ltd dated February 18, 2019. Pursuant to the agreement, Mr. Lim will receive a monthly salary of HK$65,000 (approximately $8,296) for his services as Chief Financial Officer. He will be subject to a 3-month probationary period, during which either party may terminate his employment without notice or payment in lieu of notice during his first month and thereafter, with seven (7) days’ notice in writing or seven (7) days’ salary in lieu of notice for the remainder of his probationary period. After his probation, either party may terminate his employment with one (1) month’s written notice or one (1) month’s salary in lieu of notice. Mr. Lim’s employment is also subject to customary benefits such as paid time off, sickness allowance and other rights and benefits provided under the Hong Kong Employment Ordinance, Minimum Wage Ordinance, Mandatory Provident Fund Schemes Ordinance, Employee’s Compensation Ordinance and other applicable ordinances.

(3)	For the year ended December 31, 2018, Mr. Xiao received a salary of $178,626, bonus of $46,555 and share options worth $9,900.

On March 1, 2016, Mr. Xiao was granted share options to purchase 50,000 shares of common stock of the Company at an exercise price of $3.30 per share pursuant to the Company’s 2015 Incentive Share Plan. The options are exercisable during the term of his employment in three equal installments of 16,666 shares of common stock, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof.

Mr. Xiao became a Director of Takung Art Holdings on July 20, 2018. He resigned all his other positions on November 19, 2018 except that he remains a Director of Takung Art Holdings but receives no compensation for his position.

(4)	Mr. Chow was appointed our Chief Financial Officer and Chief Financial Officer of our Hong Kong subsidiary, Hong Kong Takung Art Co., Ltd on February 22, 2016. On February 22, 2016, Mr. Chow was granted share options to purchase 50,000 shares of common stock of the Company at an exercise price of $2.91 per share pursuant to the Company’s 2015 Incentive Stock Plan. The options are exercisable during the term of his employment in three equal installments of 16,666 shares of common stock, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof. On November 16, 2018, Mr. Chow took over as acting Chief Executive Officer, replacing Mr. Xiao who resigned that day. There was no change in Mr. Chow’s employment terms. For the year ended December 31, 2018, Mr. Chow received an apportioned salary of $208,325, a bonus of $104,417, and share options worth $7,059. For the year 2019, Mr. Chow received an apportioned salary of $121,561 and Mr. Chow he resigned as our Chief Executive Officer on August 6, 2019.

(5)	Mr. Li had been a Vice President of Hong Kong Takung since March 1, 2015. He was subsequently appointed as the General Manager of Shanghai Takung with effect from July 28, 2015 and General Manager of Tianjin Takung with effect from January 27, 2016. He was appointed as director of the Company on March 11, 2016. For the year ended December 31, 2017, Mr. Li received an apportioned salary of $83,653 and an apportioned bonus of $26,553. For the year ended December 31, 2018, Mr. Li received an apportioned salary of $67,022 and an apportioned bonus of $57,530. Mr. Li resigned from all his positions on November 15, 2018. His compensation is apportioned between the subsidiaries, Hong Kong Takung Art Co., Ltd, Shanghai Takung and Tianjin Takung to reflect the time he spends on the affairs of these entities. He receives no additional compensation as director of the Company.

*The value reported for each executive is the cost recognized in our financial statements during fiscal year 2019, calculated in accordance with Accounting Standards Codification Topic 718 "Share-based Compensation”.

Operating Subsidiary Executive Compensation Summary

The table below sets forth the positions and compensations for the officers of Hong Kong and Tianjian Takung for the years ended December 31, 2019 and 2018.

Name	Year	Annual Salary ($)		Bonus ($)	Total ($)
Di Xiao	2019	-		-	-
Former Chief Executive Officer and Director	2018	178,626	(1)	46,555	225,181

Leslie Chow	2019	121,561	(2)	-	121,561
Former Chief Executive Officer, former Chief Financial Officer	2018	208,325		104,417	312,742

Jehn Ming Lim	2019	90,367	(3)	7,605	97,972
Chief Financial Officer	2018	-		-	-

Fang Mu	2019	38,687	(4)	5,984	44,671
Chief Executive Office	2018	-		-	-

Song Wang	2019	28,175	(5)	-	28,175
Former Director	2018	22,422		3,038	25,460

(1)	Mr. Xiao’s monthly compensation was adjusted to $17,863 (HK$140,000) on February 2017 and remained unchanged for 2018. His compensation was apportioned between Takung Art Co., Ltd and its subsidiary, Hong Kong Takung Art Co., Ltd to reflect the time he spends on the affairs of both entities. Mr. Xiao became a Director of Takung Art Holdings on July 20, 2018. He resigned all his other positions on November 19, 2018 except that he remains a Director of Takung Art Holdings but receives no compensation for his position there.

(2)	Mr. Chow’s monthly compensation was adjusted to $17,366 (HK$136,064) since February 2017 and remained the same for 2019. His compensation is apportioned between Takung Art Co., Ltd and its subsidiary, Hong Kong Takung Art Co., Ltd to reflect the time he spends on the affairs of both entities as a Chief Executive Officer. Mr. Chow resigned as our Chief Executive Officer on August 6, 2019.

(3)	Mr. Lim’s compensation as Chief Financial Officer of both the Company and its Hong Kong subsidiary is set forth in an employment agreement between Mr. Lim and Hong Kong Takung Art Co., Ltd dated February 18, 2019. Pursuant to the agreement, Mr. Lim will receive a monthly salary of HK$65,000 (approximately $8,296) for his services as Chief Financial Officer.

(4)

Ms. Mu’s compensations as Chief Executive Officer of the Company and its Hong Kong subsidiary is set forth in a consultancy agreement between Ms. Mu and Hong Kong Takung Art Co., Ltd date August 6, 2019. Pursuant to the agreement, Ms. Mu will receive a monthly salary of HK$30,000 (approximately $ 3,829). In addition, a new consultancy agreement with our indirect wholly-owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd and the effective day of August 14, 2019 with the payment of RMB 30,000 (approximately $4,343) per month.

(5)	Mr. Wang has been receiving a monthly compensation of $3,829 (HKD$30,000) from Hong Kong Takung for his services as director since October 1, 2018. Mr. Wang resigned as the director of Hong Kong Takung on June 30, 2019 .

Operating Subsidiary Employment Agreements

Mr. Xiao entered into an employment agreement with Hong Kong Takung on June 1, 2014 whereby he agreed to serve as Hong Kong Takung’s General Manager and Managing Director. Pursuant to such employment agreement, Mr. Xiao is entitled to a monthly salary of $7,658 (HK$60,000), which will be reviewed annually in January. On March 2015, Mr. Xiao’s salary was adjusted to $10,210 (HK$80,000), and was adjusted to $12,763 (HK$100,000) on October 2015, and was adjusted to $15,316 (HK$120,000) on April 2016, and further adjusted to $17,868 (HK$140,000) on February 2017. The employment agreement may be terminated by either party upon one month’s advance notice. Mr. Xiao became a director of Takung Art Holdings on July 20, 2018. He resigned all his other positions on November 19, 2018.

On February 22, 2016, the board of directors of the Company approved the appointment of Mr. Chow as Chief Financial Officer of the Company and the Company’s wholly-owned Hong Kong subsidiary, Hong Kong Takung Art Co., Ltd, effective February 22, 2016. The employment agreement may be terminated by either party upon three months’ advance notice. On November 16, 2019, Mr. Chow took over as acting Chief Executive Officer, replacing Mr. Xiao who resigned that day. There was no change in Mr. Chow’s employment terms. Mr. Chow’s positions as our Chief Financial Officer and Chief Financial Officer of Hong Kong Takung has been filled by Mr. Jehn Ming Lim since February 18, 2019. Mr. Chow resigned as Chief Executive Officer on August 6, 2019.

Ms. Mu, as Chief Executive Officer of the Company, entered into a consulting agreement with our wholly-owned subsidiary, Hong Kong Takung Art Co., Ltd to provide management services and the effective day of August 6, 2019.

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

Compensation of Directors

The following table sets forth the compensation received by our directors in fiscal years 2019 and 2018 in their capacity as directors.

Name and Principal Position	Year	Fee earned or paid in Cash ($)	Base Compensation and bonus ($)	Share Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred	All Other Compensation ($)	Total ($)
Xiaoyu Zhang[1]	2019	-	$10,986	—	—	—	—	—	$10,986
Director	2018	-	—	—	-	-	-	-	-
(Chairperson)

Jiangping (Gary) Xiao[2]	2019	-	$10,000	—	—	—	—	—	$10,000
Director

Li Lv2	2019	-	$5,000	—	—	—	—	—	$5,000
Director

Di Xiao[3]	2018	—	$225,181	—	$9,900	—	—	—	$235,081
Former Chief Executive Officer and Director

Joseph Levinson[4]	2019	$15,000	—	$1,760	—	—	—	—	$16,760
Former Director	2018	$40,000	—	$23,178	—				$63,178

William Kwok Keung Tsui[4]	2019	$15,000	—	$1,760	—	—	—	—	$16,760
Former Director	2018	$40,000	—	$23,178	—	—	—	—	$63,178

John Levy [5]	2019	$15,000	—	$5,178	—	—	—	—	$20,178
Former Director	2018	$40,000	—	$27,579	—	—	—	—	$67,579

Zishen Li6	2018	—	$124,552	—	$11,738	—	—	—	$136,290
Former Director

Ming Cheng[7]	2018	—	—	—	—	—	—	—	—
Director

(1)	Ms. Xiaoyu Zhang was appointed director and Chairperson of the board of directors on November 19, 2018. She received no share awards for the years ended December 31, 2019 and December 31, 2018.

(2)	Both Mr. Xiao and Ms. Lv joined the board of directors on July 8, 2019.

(3)	On March 1, 2016, Mr. Di Xiao was granted share options to purchase 50,000 shares of common stock of the Company at an exercise price of $3.30 per share pursuant to the Company’s 2015 Incentive Share Plan. The options are exercisable during the term of his employment in three equal installments of 16,666 shares of common stock, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof. Mr. Xiao received these share options for his services as director for the year ended December 31, 2018. He resigned from all his other positions on November 19, 2018. Mr. Xiao did not exercise his options and those options were expired in January 2019. The expired options were forfeited and accounted for in the year ended December 31, 2019.

(4)	Messrs. Joseph Levinson and William Kwok Keung Tsui joined the Company as its directors on December 1, 2015. They both received an apportioned cash compensation of $40,000 and shares awards worth $23,178 for their services for the year ended December 31, 2018. In the fiscal year ended December 31, 2019, each of them received 8,333 restricted share-based awards. Both Messrs Levinson and Tsui resigned as directors on July 8, 2019.

(5)	Mr. John Levy joined the Company as a director on March 1, 2016. He received an apportioned cash compensation of $40,000 and share awards worth $27,579 for his services for the year ended December 31, 2018. In the fiscal year ended December 31, 2019, he received 12,438 shares restricted share-based awards. He resigned as director on July 8, 2019.

(6)	Mr. Zishen Li was appointed to serve as a director of the Company on March 11, 2016. He received share awards worth $11,738 for his services as director. Mr. Li resigned on his own accord on November 15, 2018.

(7)	Mr. Cheng was appointed director on November 19, 2018. He received no share awards for the years ended December 31, 2019 and December 31, 2018. Mr. Cheng resigned as director on January 17, 2020.

Option Grants Table

During the years ended December 31, 2019 and 2018, the Company did not grant new share options under the 2015 Plan.

Outstanding Equity Awards at Fiscal Year-End

During year ended December 31, 2018, 22,438 of restricted share-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The total unvested restricted share was 11,240 shares as of December 31, 2018.

During year ended December 31, 2019, 5,000 restricted share-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The total unvested restricted shares Nil shares as of December 31, 2019.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

194,514 share options have been vested and 164,522 share options were forfeited during the year ended December 31, 2018.  As of December 31, 2018, the number of options outstanding and exercisable were 254,238 and 194,514, respectively.

80,534 share options have been vested and 153,348 share options were forfeited during year ended December 31, 2019. As of December 31, 2019, the number of options outstanding and exercisable were 100,890 and 80,534 respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of May 8, 2020.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Takung Art Co., Ltd, Flat/RM 05 11/F Wing On Plaza 62 Mody Road, Tsim Sha Tsui, Hong Kong.

		Number of Shares	Percentage Ownership of Shares of
Name and Address	Title of Class	Beneficially Owned(1)	Common Share
Owner of more than 5% of Class

Hiu Ngai Ma	Common Stock	2,216,907	19.697%
2A, Block H3, Chi Fu Fa Yuen, Pok Fu Lam, Hong Kong

Xiao Jian No. 503, Unit 1, Block 22, Dan Yang Li, Zong Shu Ying District, Xi Shan Qu, Kun Ming City, Yunnan Province, People’s Republic of China	Common Stock	3,000,000	26.655%

CEDE & CO PO BOX 20 Bowling Green Station New York NY 10014	Common Stock	1,356,972	12.056%

Directors and Officers

Fang Mu(2)	Common Stock	--	*
Jehn Ming Lim(3)	Common Stock	5,000	*
Xiaoyu Zhang(4)	Common Stock	--	*
Jiangping (Gary) Xiao(5)	Common Stock	--	*
Li Lv(5)	Common Stock	--	*
All Officers and Directors (Six persons)		5,000	*

*             Less than one percent (1%) of the issued and outstanding shares of common stock as of May 8, 2020.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on May 8, 2020, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on May 8, 2020 (11,255,129), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred share and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Ms. Fang Mu was appointed our Chief Executive Officer on August 6, 2019.

(3)	Mr. Jehn Ming Lim was appointed out Chief Financial Officer on February 18, 2019.

(4)	Ms. Xiaoyu Zhang was appointed director of the Company on November 19, 2018 and has not received any common stock awards nor own any common stock.

(5)	Messrs Jiangping (Gary) Xiao and Li Lv were appointed directors of the Company on July 8, 2019 and neither has received any common stock awards nor owns any common stock.

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

Other Related Transactions of Hong Kong Operating Entity, Shanghai Operating Entity, Tianjin Operating Entity and Tianjin MQ.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Xiaoyu Zhang, Jiangping (Gary) Xiao and Li Lv are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Secured Loan Agreements

On May 16, 2018, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Working Capital Loan") with Mr. Zhenying Liu (“Liu”), the former Vice President of Hong Kong Takung,that was transferred to Mr. Song Wang (“Wang”), the former General Manager of Tianjin Takung and Shanghai Takung and the Director of Hong Kong Takung, Tianjin Takung and Shanghai Takung, on October 18, 2018 for the loan of $6,418,980 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2019. On May 15, 2019, Hong Kong Takung entered into an extension agreement with Wang to extend the HK Dollar Working Capital Loan with a due date on May 15, 2020. On September 16, 2019, Wang transferred this loan to Shuhai Li (“Li”), the legal representative of Tianjin Takung with the same extended maturity date.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Working Capital Loan") with Liu that was transferred to Wang on October 18, 2018 for the loan of $5,834,554 (RMB40,619,000) with the maturity date of the loan as May 15, 2019. On May 15, 2019, Tianjin Takung entered into an extension agreement with Wang to extend the RMB Working Capital Loan with a due date on May 15, 2020. On September 16, 2019, Wang transferred this loan to Li, the legal representative of Tianjin Takung with the same extended maturity date.

Through an understanding between Li and the Company, the HK Dollar Working Capital Loan is "secured" by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

Lease Agreements

Tianjin Takung and Tianjin MQ entered into lease agreements with Jianping Mao (“Mao”), the Human Resources Management Director of Hong Kong Takung for their office facilities in Tianjin.

On May 13, 2019, Tianjin Takung entered into a non-cancellable lease agreement with Mao for its office location in Tianjin, PRC. The leased office location is approximately 2,090.61 square meters. The lease will be expired on May 12, 2021. Tianjin Takung is charged rent at a rate of $0.55 per square meter per day. The agreement requires a lump sum payment of $208,256 (RMB1,449,838.04) every six months and a deposit of $104,128 (RMB724,919.02). The deposit is refundable to the Company. The total lease liability was $376,218, which was included in current portion as of December 31, 2019.

On October 16, 2019, Tianjin MQ entered into a non-cancellable lease agreement with Mao for its office facility in Tianjin, PRC. The leased office location is approximately 1,475.67 square meters. The lease will be expired on October 15, 2020. Monthly rent payment is approximately $24,690 (RMB 170,563). The total lease liability was $61,250, which was included in current portion as of December 31, 2019.

Consulting Agreements

During the year ended December 31, 2018, the Company has engaged Xiao for consulting services, and accrued service fee of $278,146.

On August 15, 2019, the Company has engaged Chun Hin Leslie Chow as an external consultant after his resignation as the Company’s Chief Executive Officer.

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

We incurred approximately $231,000 for professional services rendered by our current registered independent public accounting firm, Marcum Bernstein & Pinchuk LLP for the audit and review of the Company in the fiscal year 2019.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2019 and 2018.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2019 and 2018.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2019 and 2018.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment (3)
3.7	Certificate of Amendment (5)
3.8	Certificate of Incorporation of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd. (4)
3.9	Articles of Association of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd. (4)
4.1	Takung Art Co., Ltd 2015 Incentive Share Plan (6)
4.2	Description of Securities *
10.1	Share Exchange Agreement dated September 23, 2014, by and among Cardigant Medical Inc., HongKong Takung Assets and Equity Artworks Exchange Co., Ltd., and the shareholders of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
10.2	Tenancy Agreement with Hongville Limited (4)
10.3	Co-Owner Agreement (4)
10.4	Provisional Rules Governing the Trading in Artwork Units (4)
10.5	Provisional Rules Governing the Offering and Listing of Artwork Units(4)
10.6	Market Entry Agreement of Traders (4)
10.7	Provisional Administrative Measures Governing the Registration and Clearing of Artwork Units(4)
10.8	Order Form with China Telecom Global Limited(4)
10.9	Employment Letter, dated June 1, 2014, by and between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Di Xiao(4)
10.10	Cooperation Agreement for Bank-Dealer Payment Services, dated August 20, 2013, by and between Wing Lung Bank Ltd. and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.11	Agreement of Funds Transfer Services, dated June 25, 2014, by and between China Merchants Bank Co., Ltd., Hong Kong Branch and HongKong Takung Assets and Equity Artworks Exchange Co., Ltd (4)
10.12	Internet and SMS Marketing Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.13	Print Media Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.14	Trader Promotion Services Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.15	Software Development Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.16	Subscription Agreement (8)
10.17	Consulting Agreement between the Company and Regeneration Capital Group, LLC dated November 20, 2015 (9)
10.18	Software Development Agreement dated August 1, 2015, between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Shenzhen Qianrong Cultural Investment Development Co., Ltd.(10)
10.19	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated July 15, 2016 (11)
10.20	Loan Agreement between Takung (Shanghai) Co., Ltd, Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated July 15, 2016 (11)
10.21	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated August 24. 2016. (12)
10.22	Loan Agreement between Takung (Shanghai) Co., Ltd, Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated August 24, 2016.(12)

10.23	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Jianping Mao dated August 25. 2016. (12)
10.24	Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated November 14. 2016. (13)
10.25	Loan Agreement between Takung (Shanghai) Co., Ltd, Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated November 14. 2016. (13)
10.26	English Translation of the Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated December 2, 2016. (14)
10.27	English Translation of the Loan Agreement between Takung Cultural Development (Tianjin) Co., Ltd., Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated December 2, 2016. (14)
10.28	Financial Advisory Agreement between the Company and Maxim Group, LLC dated October 27, 2016.(15)
10.29	Extension of Loan Agreement between Hongkong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Merit Crown Limited dated January 4, 2017. (16)
10.30	Loan Agreement between Takung Cultural Development (Tianjin) Co., Ltd., Xiaohui Wang and Chongqing Wintus (New Star) Enterprises Group dated January 4, 2017. (16)
10.31	Employment Agreement between Mr. Jehn Ming Lim and Hong Kong Takung Art Co., Ltd dated February 18, 2019. (17)
10.32	Lease Agreement between The Shaw Foundation Hong Kong Limited and Hong Kong Takung Art Company Limited dated January 25, 2019. (18)
10.33	English Translation of Lease Agreement between Zhang Ying and Takung Cultural Development (Tianjin) Co., Ltd. (18)

21.1	List of Subsidiaries *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

(4)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(5)	Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on August 12, 2015.

(6)	Incorporated herein by reference to Exhibit 4.1 to our registration statement on Form S-8 filed with the SEC on August 27, 2015.

(7)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 31, 2015.

(8)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 17, 2015.

(9)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 23, 2015.

(10)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on November 25, 2015.

(11)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on July 20, 2016.

(12)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on August 30, 2016.

(13)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 23, 2016.

(14)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on December 7, 2016.

(15)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on December 9, 2016.

(16)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on January 10, 2017.

(17)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on February 19, 2019.

(18)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on April 16, 2019.

*	Filed herewith

**	Furnish herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKUNG ART CO., LTD

May 8, 2020	By:	/s/ Fang Mu
Fang Mu
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fang Mu	Chief Executive Officer	May 8, 2020
Fang Mu	(Principal Executive Officer)

/s/ Jehn Ming Lim	Chief Financial Officer	May 8, 2020
Jehn Ming Lim	(Principal Financial and Accounting Officer)

/s/Xiaoyu Zhang	Director	May 8, 2020
Xiaoyu Zhang

/s/ Jiangping (Gary) Xiao	Director	May 8, 2020
Jiangping (Gary) Xiao

/s/ Li Lv	Director	May 8, 2020
Li Lv

