Form 10-Q
period 2020-03-31
Takung Art Co., Ltd.
filed 2020-06-29
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of common stock issued and outstanding as of June 29, 2020 is 11,271,379.

EXPLANATORY NOTE

Takung Art Co., Ltd and subsidiaries (“Takung” or the “Company”) is filing this quarterly report on Form 10-Q after the May 15, 2020 (the “Original Due Date”) deadline applicable to it for the filing of a Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

  On May 12, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with its statements made in the Form 8-K, the Company was unable to file the Quarterly Report by the Original Due Date, and therefore relied on the Order. Due to the circumstances and uncertainty surrounding the effects of the COVID-19 pandemic on the business, employees, consultants and service providers of the Company, and considering the lack of time for the compilation, dissemination and review of the information required to be presented and the importance of markets and investors receiving materially accurate information in the Quarterly Report, the Quarterly Report is hereby filed before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date, or June 29, 2020.

FORM 10-Q

TAKUNG ART CO., LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,062,253	$5,424,213
Restricted cash	15,466,438	16,404,941
Account receivables, net	154,813	-
Prepayment and other current assets, net	311,103	451,248
Amount due from a related party	-	5,834,554
Loan receivables	1,977,178	2,010,974
Total current assets	22,971,785	30,125,930

Non-current assets
Property and equipment, net	727,443	859,826
Intangible assets	22,510	22,401
Deferred tax assets, net	557,136	540,279
Operating lease right-of-use assets	582,121	731,469
Amount due from related parties	5,838,877	104,128
Other non-current assets	57,675	57,470
Total non-current assets	7,785,762	2,315,573
Total assets	$30,757,547	$32,441,503

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$831,399	$629,666
Customer deposits	15,466,438	16,404,941
Advance from customers	16,364	8,788
Short-term borrowings from a third party	1,916,540	1,868,345
Amount due to related parties	383,638	6,862,713
Operating lease liabilities – current	132,348	166,987
Tax payables	22,274	6,050
Total current liabilities	18,769,001	25,947,490

Non-current liabilities
Operating lease liabilities, non-current	49,002	48,856
Amount due to a related party, non-current	6,450,531	-
Total non-current liabilities	6,499,533	48,856
Total liabilities	25,268,534	25,996,346

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,255,129 shares issued and outstanding as of March 31, 2020; 11,255,129 shares issued and outstanding as of December 31, 2019)	11,255	11,255
Additional paid-in capital	6,326,590	6,320,604
(Accumulated deficit) retained earnings	(567,035)	386,327
Accumulated other comprehensive loss	(281,797)	(273,029)
Total shareholders’ equity	5,489,013	6,445,157
Total liabilities and shareholders’ equity	$30,757,547	$32,441,503

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Revenue
Listing fee	$176,943	$289,072
Commission	900,823	178,358
Management fee	103,520	68,271
Total revenue	1,181,286	535,701

Cost of revenue	(656,514)	(267,279)
Gross profit	524,772	268,422

Operating expenses
General and administrative expenses	(1,110,447)	(1,274,585)
Selling expenses	(42,989)	(30,812)
Total operating expenses	(1,153,436)	(1,305,397)

Loss from operations	(628,664)	(1,036,975)

Other income and expenses:
Other income (expenses)	38,305	(21,990)
Loan interest expense	(38,913)	-
Exchange (loss) gain	(236,695)	358,734
Total other (expenses) income	(237,303)	336,744

Loss before income tax expense	(865,967)	(700,231)

Income tax expense	(87,395)	(8,562)

Net loss	(953,362)	(708,793)

Foreign currency translation adjustment	(8,768)	(5,480)

Comprehensive loss	$(962,130)	$(714,273)

Loss per common share – basic	$(0.08)	$(0.06)
Loss per common share – diluted	$(0.08)	$(0.06)
Weighted average number of common shares outstanding –basic	11,255,129	11,226,025
Weighted average number of common shares outstanding –diluted	11,255,129	11,226,025

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUTIY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Number	Common	Additional Paid-in	Retained earnings (accumulated	Accumulated other comprehensive
	of shares	stock	capital	deficit)	loss	Total
Balance, December 31, 2019	11,255,129	$11,255	$6,320,604	$386,327	$(273,029)	$6,445,157
Shared-based compensation	-	-	5,986	-	-	5,986
Net loss	-	-	-	(953,362)	-	(953,362)
Foreign currency translation adjustment	-	-	-	-	(8,768)	(8,768)
Balance, March 31, 2020	11,255,129	$11,255	6,326,590	(567,035)	(281,797)	5,489,013

	Number	Common	Additional Paid-in	Retained	Accumulated other comprehensive
	of shares	stock	capital	earnings	loss	Total
Balance, December 31, 2018	11,226,025	11,226	6,281,790	4,479,133	(302,702)	10,469,447

Shared-based compensation	-	-	16,851	-	-	16,851
Net loss	-	-	-	(708,793)	-	(708,793)
Foreign currency translation adjustment	-	-	-	-	(5,480)	(5,480)
Balance, March 31, 2019	11,226,025	11,226	6,298,641	3,770,340	(308,182)	9,772,025

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(1,214,913)	6,175,680

Cash flows from investing activities:
Purchase of property and equipment	-	(27,233)
Purchase of available-for-sale investments	-	(10,633,534)
Maturity and redemption of available-for-sale investments	-	10,633,534
Repayment from loan to third party	-	2,443,252
Net cash provided by investing activities	-	2,416,019

Cash flows from financing activities:
Repayment of loan from third party	-	(2,499,500)
Net cash used in financing activities	-	(2,499,500)

Effect of exchange rate change on cash, cash equivalents and restricted cash	(85,550)	(503,119)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,300,463)	5,589,080

Cash, cash equivalents and restricted cash, beginning balance	21,829,154	12,524,086

Cash, cash equivalents and restricted cash, ending balance	$20,528,691	$18,113,166

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents as of March 31, 2020 and 2019, respectively	5,062,253	7,740,711
Restricted cash as of March 31, 2020 and 2019, respectively	15,466,438	10,372,455
Total cash, cash equivalents, and restricted cash as of March 31, 2020 and 2019, respectively	20,528,691	18,113,166

Supplemental cash flows information:

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Takung (Shanghai) Co., Ltd (“Shanghai Takung”) is a limited liability company, with a registered capital of $1 million, located in the Shanghai Pilot Free Trade Zone. Shanghai Takung was incorporated on July 28, 2015. It is engaged in providing services to its parent company Hong Kong Takung by receiving deposits from and making payments to online artwork traders of Takung for and on behalf of Takung. Shanghai Takung was deregistered on May 8, 2020 and the Company merged the operations of Shanghai Takung with Tianjin Takung.

Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) provides technology development services to Hong Kong Takung and also carries out marketing and promotion activities in mainland China. It is engaged in providing services to its parent company Hong Kong Takung by receiving deposits from and making payments to online artwork traders of Takung for and on behalf of Takung when Shanghai Takung was deregistered.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC.

Beginning in the quarter ended March 31, 2020, a strain of coronavirus (COVID-19) has spread globally and at this point, the extent to which the COVID-19 may impact operations of the Company is uncertain. The extent of the impact of the coronavirus on the Company's business and operations will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the three months ended March 31, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. Dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2020, its interim condensed consolidated results of operations and cash flows for the three-month periods ended March 31, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recent Accounting Pronouncements

Except for the ASUs issued but not yet adopted disclosed in Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

  3. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, the prepaid services for maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

	March 31,	December 31,
	2020	2019
	(Unaudited)
Prepaid tax	$181,068	$281,582
Prepaid service fees	101,695	132,064
Short-term borrowings to a third party	54,184	53,919
Staff advance	22,892	18,380
Deposit	311	316
Other current assets	5,137	18,906
Less: allowance for doubtful accounts	(54,184)	(53,919)
Prepayment and other current assets, net	$311,103	$451,248

No provision for doubtful accounts was recognized for the three months ended March 31, 2020 and 2019.

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
Listing fee	$154,813	$-
Authorized agent subscription revenue	563,537	560,780
Monthly commission fee	1,392,229	1,385,420
Others	54,174	53,909
Less: allowance for doubtful accounts	(2,009,940)	(2,000,109)
Account receivables, net	$154,813	$-

No provision for doubtful accounts was recognized for the three months ended March 31, 2020 and 2019.

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Outstanding Balance (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$706,135	0%	7/17/2020
8/29/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$706,135	0%	8/28/2020
9/20/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	4,000,000	4,000,000	$564,908	0%	9/19/2020
			Total		$1,977,178

•	The interest-free loans (the “RMB Loans”) entered into by Tianjin Takung were guaranteed by Mr. Daquan Wang who is a General Manager and legal representative of Chongqing Aoge Import and Export Co. (“Chongqing”). Mr. Daquan Wang is a citizen of the People’s Republic of China. Both Chongqing and Mr. Daquan Wang are non-related parties to the Company.

•

Hong Kong Takung entered into loan agreements (the “HKD Loans”) with Friend Sourcing Ltd., a Hong Kong company (“Friend Sourcing”) with interest accruing at a rate of 8% per annum (See Note 8). Friend Sourcing is a non-related party to the Company.

The transactions with Friend Sourcing were aimed to meet the Company’s working capital needs in Hong Kong Dollars.

Through an understanding between Chongqing Aoge Import and Export Co. and Friend Sourcing, the HKD Loans are “secured” by the RMB Loans. It is the understanding between the parties that the HKD Loans and the RMB Loans will be repaid simultaneously.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Furniture, fixtures and equipment	$199,091	$201,093
Leasehold improvements	342,465	343,697
Computer trading and clearing system	3,375,544	3,379,654
Transport equipment	101,594	103,330
Sub-total	4,018,694	4,027,774
Less: accumulated depreciation	(3,291,251)	(3,167,948)
Property and equipment, net	$727,443	$859,826

Depreciation expense was $127,930 and $156,779 for the three months ended March 31, 2020 and 2019, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Accruals for professional fees	434,650	168,040
Accruals for consulting fees	$267,499	$311,122
Payroll payables	33,105	79,710
Trading and clearing system	50,543	50,295
Other payables	45,602	20,499
Total accrued expenses and other payables	$831,399	$629,666

8. SHORT-TERM BORROWINGS FROM A THIRD PARTY

In July 2019, Hong Kong Takung entered into loan agreements (the “HKD Loans”) with Friend Sourcing Ltd, a Hong Kong company (“Friend Sourcing”) with interest accruing at a rate of 8% per annum. The HKD Loans are to provide Hong Kong Takung with sufficient HKD currency to meet its working capital requirements. Friend Sourcing is a non-related party to the Company.

In the meantime, Tianjin Takung entered interest-free loan (the “RMB Loans”) to another third party as a guarantee for the HKD Loans. The loan amount was $1,977,178 (RMB 14,000,000). Through an understanding between the two third parties, the HKD Loans are “secured” by the RMB Loans. It is an understanding between the parties that when the HKD Loans are repaid, the RMB Loans will be repaid at the same time.

Date	Borrower	Lender	March 31, 2020 (USD)	December 31, 2019 (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Hong Kong Takung	Friend Sourcing Ltd.	$718,322	$714,808	8%	7/17/2020
8/29/2019	Hong Kong Takung	Friend Sourcing Ltd.	$699,624	$696,202	8%	8/28/2020
9/20/2019	Hong Kong Takung	Friend Sourcing Ltd.	$559,699	$556,961	8%	9/19/2020
		Less: Discount loan payable	$(61,105)	$(99,626)
		Total	$1,916,540	$1,868,345

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of March 31, 2020. The fair value of the short-term borrowings approximates their carrying amounts. The weighted average short-term borrowings were $1,916,540 and $686,884 for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. The interest expenses for the short-term borrowings were $38,913 and $nil for the three months ended March 31, 2020 and 2019, respectively.

9. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of director and related parties to which the Company has transactions with:

(a) Jianping Mao (“Mao”), the Human Resources Management Director of Hong Kong Takung.

(b) Shuhai Li (“Li”), the legal representative of Tianjin Takung, resigned on April 3, 2020.

(c) Jing Wang (“Wang”), the Chief Financial Officer of the Company since June 1, 2020 and the legal representative of Tianjin Takung since May 28, 2020.

Amount due from related parties

Amount due from related parties consisted of the following as of the years indicated:

	March 31, 2020	December 31, 2019
	(Unaudited)
Li (b)(i)	-	5,834,554
Total current amount due from a related party	$-	$5,834,554

	March 31, 2020	December 31, 2019
	(Unaudited)
Li (b)(i)	5,736,499	-
Mao (a) (ii)	$102,378	$104,128

Total noncurrent amount due from related parties	$5,838,877	$104,128

Amount due to related parties

Amount due to related parties consisted of the following as of the years indicated:

	March 31, 2020	December 31, 2019
	(Unaudited)
Li (b) (i)	-	6,418,980
Mao (a) (ii)	383,638	443,733
Total current amount due to related parties	$383,638	$6,862,713

	March 31, 2020	December 31, 2019
	(Unaudited)
Li (b)(i)	6,450,531	-
Total noncurrent amount due to a related party	$6,450,531	$-

(i)	Amount due to and due from Li and Wang

On September 16, 2019, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Working Capital Loan") with Li for the loan of $6,450,531 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2020. On May 15, 2020, Hong Kong Takung entered into an extension agreement with Li to extend the HK Dollar Working Capital Loan with a maturity date on May 15, 2021. On May 29, 2020, the loan was transferred to Wang, the Chief Financial Officer of the Company and the legal representative of Tianjin Takung. Thus, the amount was reclassified to non-current assets as of March 31, 2020. As of March 31, 2020, the current and noncurrent portions of this loan obligation were nil and $6,450,531, respectively.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Working Capital Loan") with Li for the loan of $5,736,499 (RMB40,619,000) with the maturity date of the loan as May 15, 2020. On May 15, 2020, Tianjin Takung entered into an extension agreement with Li to extend the RMB Working Capital Loan with a maturity date on May 15, 2021. On May 29, 2020, the loan was transferred to Wang. Thus, the amount was reclassified to non-current liabilities as of March 31, 2020. As of March 31, 2020, the current and noncurrent portions of this loan receivable were nil and $5,736,499, respectively.

Through an understanding between Wang and the Company, the HK Dollar Working Capital Loan is "secured" by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

(ii)	Amount due to and due from Mao

The amount due to Mao is primarily related to the lease from Mao. On May 13, 2019, the Company entered into a non-cancellable lease agreement with a related party, Mao for its office location in Tianjin, PRC. The leased office location is approximately 2,090.61 square meters. The lease will expire on May 12, 2021. The Company is charged rent at a rate of $0.55 per square meter per day. The agreement requires a lump sum payment of $204,756 (RMB1,449,838.04) every six months and a deposit of $102,378 (RMB724,919.02). The deposit is refundable to the Company. The total lease liability was $377,342, which was included in current portion as of March 31, 2020.

On October 16, 2019, Tianjin MQ entered into a non-cancellable lease agreement with Ms. Mao for its office facility in Tianjin, PRC. The leased office location is approximately 1,475.67 square meters. The lease was terminated on February 15, 2020 and monthly rent payment is approximately $24,441 (RMB 170,563). As of March 31, 2020, the amount due to Mao pertinent to this lease agreement was $nil.

As of March 31, 2020, Mao also lent a startup deposit of $6,296 to Hong Kong MQ.

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

United States of America

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of March 31, 2020 due to the recent enactment.

As of March 31, 2020 and December 31, 2019, the Company in the United States had $2,403,141 and $2,167,494 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

Hong Kong

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $257,374) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung U.S, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected Hong Kong Takung to be subject to the two-tier profits tax rates.

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

The income tax provision consists of the following components:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-
State	-	-
Foreign	101,561	-
Total Current	$101,561	$-

Deferred:
Federal	$-	$-
State	-	-
Foreign	(14,166)	8,562
Total Deferred	$(14,166)	$8,562

Total income tax expense	$87,395	$8,562

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Loss before income tax expense	$(865,967)	$(700,231)

Computed tax expense with statutory tax rate	(142,884)	(115,494)
Impact of different tax rates in other jurisdictions	(5,019)	(4,365)
Impact of preferred tax rate	57,184	43,848

Non-deductible items:
Tax effect of non-deductible expenses	13,328	6,825
Changes in valuation allowance	28,600	77,748
Others	136,186	-
Total income tax expense	$87,395	$8,562

The effective tax rate was (10.1)% and (1.2)% for the three months ended March 31, 2020 and 2019, respectively.

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	March 31, 2020	December 31, 2019
Uncertain tax liabilities, beginning of period	-	-
Additions for tax position of current period	73,446	-
Uncertain tax liabilities, end of period	$73,446	$-

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the interim condensed consolidated financial statements as of March 31, 2020. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of nil as of March 31, 2020 and December 31, 2019, respectively.

Our subsidiary, Hong Kong Takung, has been recently selected for routine examination for its tax years ended 31 December 2016 through 2018 by Hong Kong Inland Revenue Department (“IRD”). As of March 31, 2020 and December 31, 2019, the Company had $73,446 and nil, respectively, of uncertain tax liabilities related to the different methodology of certain tax non-deductible expenses applied by the IRD. The examination is currently in progress. Due to the uncertain tax regulations, it is possible that the ultimate resolution of uncertain tax positions may result in an adverse finding and we would be subject to additional liability which could be materially different from these estimates. In such circumstances, we will record additional tax expense or tax benefit in the period in which such the resolution occurs. The Company does not expect the position of uncertain tax liabilities will significantly fluctuate within the next twelve months.

The statute of limitations for the Internal Revenue Services to assess the income tax returns on a taxpayer expires three years from the due date of the income tax return or the date on which it was filed, whichever is later.

In accordance with the Hong Kong profits tax regulations, a tax assessment by the IRD may be initiated within six years after the relevant year of assessment, but extendable to 10 years in the case of potential willful underpayment or evasion.

In accordance with PRC Tax Administration Law on the Levying and Collection of Taxes, the PRC tax authorities generally have up to five years to assess underpaid tax plus penalties and interest for PRC entities’ tax filings. In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation. Accordingly, the PRC entities remain subject to examination by the tax authorities based on the above.

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

The following table provides a summary of leases by balance sheet location as of March 31, 2020:

Assets/liabilities	Classification	As of March 31, 2020
Assets
Operating lease right-of-use assets	Operating lease assets	$582,121

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$132,348
	Amount due to a related party	377,342

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	49,002

Total lease liabilities		$558,692

The operating lease expenses for the three months ended March 31, 2020 and 2019 were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2020	2019
Operating lease cost	Cost of revenue, general and administrative expenses	$200,362	190,449
Total lease cost		$200,362	190,449

Maturities of operating lease liabilities at March 31, 2020 were as follows:

Maturity of Lease Liabilities	Operating Leases
2020 (remaining)	$530,175
2021	14,123
2022	14,123
2023	14,123
2024	14,123
Thereafter	-
Total lease payments	$586,667
Less: interest	(27,975)
Present value of lease payments	$558,692

	Three Months Ended March 31,
Lease Term and Discount Rate	2020	2019
Weighted-average remaining lease term (years)
Operating leases	1.51	2.60

Weighted-average discount rate (%)
Operating leases	8%	8%

	Three Months Ended March 31,
Other Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28,478	$41,063
Leased assets obtained in exchange for new operating lease liabilities	-	275,189

12. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(953,362)	$(708,793)

Denominator:
Weighted-average shares outstanding – Basic	11,255,129	11,226,025
Stock options and restricted shares	-	-
Weighted-average shares outstanding – Diluted	11,255,129	11,226,025

Loss per share
-Basic	(0.08)	(0.06)
-Diluted	(0.08)	(0.06)

Due to the loss for the three months ended March 31, 2019, approximately 149,323 options and 15,000 restricted shares, respectively, were excluded from the calculation of diluted net loss per share.

Due to the loss or the three months ended March 31, 2020, approximately 100,890 options and 6,250 restricted shares, respectively, were excluded from the calculation of diluted net loss per share.

13. CONTINGENCIES

The Company received two summons dated on May 22, 2020 and June 9, 2020, respectively, there were two individuals filing claims against Shanghai Takung and Tianjing Takung in the Shanghai Pudong People’s Court, China, as a result of contractual disputes and misrepresentations over ownership units made by certain service agent. The claims amounted to approximately $0.23 million. The Company hired legal counsel to evaluate the case. The Company believes that the allegations are without merit and intends to vigorously defend itself. Currently, the cases are under review by the Shanghai Pudong People’s Court. In the opinion of management, it is not probable that the Company will incur any losses arising from these two litigation cases. As such, as of March 31, 2020, the Company has not accrued any liability in connection with potential losses from the legal proceedings.

Except for the above, as of March 31, 2020 and through the issuance date of the condensed consolidated financial statements included in this Form 10-Q, the Company does not have any other significant indemnification claims.

14. SUBSEQUENT EVENTS

On May 15, 2020, Hong Kong Takung entered into a loan extension agreement for its HK Dollar Working Capital Loan with Shuhai Li, the legal representative of Tianjin Takung who resigned on April 3, 2020, with a maturity date on May 15, 2021. On the same day, Tianjin Takung also entered into a loan extension agreement for its RMB Working Capital Loan with Shuhai Li with a maturity date on May 15, 2021.

On May 29, 2020, the Company’s Hong Kong subsidiary, Hong Kong Takung entered into a loan transfer agreement for its HK Dollar Working Capital Loan with Shuhai Li, and Jing Wang, the Chief Financial Officer of the Company and the new legal representative of Tianjin Takung. Simultaneously, the Company’s PRC subsidiary, Tianjin Takung entered into a loan transfer agreement for its RMB Working Capital Loan with Shuhai Li and Jing Wang.

The Company had subsequently granted an aggregate of 10,000 shares of common stock as a stock-based awards to the Company’s SEC legal counsel on May 27, 2020 as a compensation for legal advisory services rendered.

Other than the events aforementioned, the Company has evaluated subsequent events through the date of issuance of the interim condensed consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the interim condensed consolidated financial statements.

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

Hong Kong Takung operates an electronic online platform located at http://en.takungae.com/ for artists, art dealers and art investors to offer and trade in valuable artwork.

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

On July 28, 2015, Hong Kong Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Shanghai Takung assists in Hong Kong Takung’s operations by receiving deposits from and making payments to online artwork traders in mainland China on behalf of Hong Kong Takung. On January 27, 2016, Hong Kong Takung incorporated a wholly owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) in the Tianjin Free Trade Zone (TJFTZ) in Tianjin, China with a registered capital of $1 million. Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China. Management has recently determined to merge the operations of Shanghai Takung with Tianjin Takung’s and eventually dissolve Shanghai Takung in order to save costs. Shanghai Takung was deregistered on May 8, 2020.

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

Recent Impacts of COVID-19 on Our Business

While the ongoing coronavirus pandemic is spreading throughout the world, the Company’s operations have fully resumed in March 2020 and we have not identified any significant decrease in the number of transactions on our platform since then. We have also maintained a stable number of new account openings.

The extent to which the COVID-19 impacts our operations is highly uncertain and cannot be predicted with confidence. It will depend on various factors including the duration and severity of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Although we do not expect that the virus will have a material adverse effect on our business or financial results at this time, COVID-19 may eventually affect the Company's 2020 overall business performance. The operating results for the three months ended March 31, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees.

THREE-MONTH PERIOD ENDED MARCH 31, 2020 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2019

The following tables set forth our interim condensed consolidated statements of income data with a percentage:

	Three Months Ended March 31,
	2020	% of Revenue	2019	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$1,181,286	100	$535,701	100
Cost of revenue	(656,514)	(56)	(267,279)	(50)
Selling expense	(42,989)	(4)	(30,812)	(6)
General and administrative expenses	(1,110,447)	(94)	(1,274,585)	(238)
Total costs and expenses	(1,809,950)	(154)	(1,572,676)	(294)
Loss from operations	(628,664)	(54)	(1,036,975)	(194)
Interest and other (expenses) income, net	(237,303)	(20)	336,744	63
Loss before income tax expense	(865,967)	(74)	(700,231)	(131)
Income tax expense	(87,395)	(7)	(8,562)	(2)
Net loss	$(953,362)	(81)	$(708,793)	(133)

Revenue

The following table sets forth our interim condensed consolidated revenue by revenue source:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Listing fee revenue	$176,943	$289,072
Commission revenue	900,823	178,358
Management fee revenue	103,520	68,271
Total	$1,181,286	$535,701

(i)	Listing fee revenue

As of March 31, 2020, a total of 287 sets of artwork were listed for trade on our platform —comprising 62 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $26,779,740 (HK$208,100,000); 35 pieces of jewelry with a total listing value of $9,350,389 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,991,816 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,225,254 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $669,172 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $334,586 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,093,838 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,327,276 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,687 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,095,048 (HK$8,509,400), of which 22.5%-48% (for 62 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended March 31, 2020, there were 2 sets of paintings listed on our platform. Their total listing values were $772,121 (HK$6,000,000) for the paintings, of which 22.83%-23% (for the paintings) of the listed values were charged as listing fees.

As of March 31, 2019, a total of 285 sets of artwork were listed for trade on our platform —comprising 60 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $25,758,348 (HK$202,100,000); 35 pieces of jewelry with a total listing value of $9,260,770 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,828,957 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,108,081 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $662,758 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $331,379 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,083,355 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,314,555 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $127,453 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,084,553 (HK$8,509,400), of which 22.5%-48% (for 60 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended March 31, 2019, there were 6 sets of paintings listed on our platform. Their total listing values were $1,147,081 (HK$9,000,000) for the paintings, of which 22.9%-28% (for the paintings) of the listed values were charged as listing fees.

The listing fees charged decreased to $176,943 during the three months ended March 31, 2020 compared to $289,072 for the same period ended March 31, 2019. Compared to those for the three months ended March 31, 2019, the number of new listing of paintings and the value of the artworks were lower during the same period in 2020. There were only two sets of paintings listed during the three months ended March 31, 2020 while there were six sets of paintings during the same period in 2019 listed on our platform. The total listing value of the new artworks for the three months ended March 31, 2020 was $772,121 compared to $1,147,081 for the three months ended March 31, 2019.

(ii)	Commission fee revenue

We generate commission fee from non-VIP traders and selected traders as follows:

For non-VIP traders, the commission revenue was calculated based on a percentage of transaction value of artworks, where we charge trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 0.3% of the total amount of each transaction, we currently charge a reduced fee of 0.2% (resulting in an aggregate of 0.4% for both buy and sell transactions) of the total transaction amount with the minimum charge of $0.0013 (HK$0.01).

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

We used to offer commissions to Traders and service agents. Effective January 1, 2019, we no longer offered commission to our Traders. For service agents, we offer a total of 40% to 75% of the commission earned from transactions with new Traders to the service agents when they bring in an agreed number of Traders to the trading platform.

The commission paid to the service agents and discounts are recognized as a cost of revenue in the same period the related revenue is recognized.

Since the second half of 2018, there was a decrease in our trading volume and transaction value amounts because of the deteriorating economy in China due to the under-performance of its financial stock markets as well as the fall-out from the P2P (peer-to-peer) lending market. Our trading volume and transaction value amounts increased in the fourth quarter of 2019 and first quarter of 2020.

Total commission revenue increased by $722,465 or 405.1% for the three months ended March 31, 2020 to $900,823 compared to $178,358 for the three months ended March 31, 2019. For the three months ended March 31, 2020, the trading amount was approximately $1,669,248,138 (HK$12,971,393,429) compared to $163,552,049 (HK$1,283,229,377) in the same period in 2019. The number of active traders increased by 45,303, from 15,074 in the three months ended March 31, 2019 to 60,377 in the same period in 2020.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the three-month period ended March 31, 2020, management fee revenue increased by $35,249, from $68,271 for the three months ended March 31, 2019 to $103,520, due to the increase in trading.

Revenue by customer type

The following table presents our revenue by customer type:

	Three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Artwork owners	$176,943	$289,072
Non – VIP Traders	856,132	154,645
VIP Traders	148,211	91,984
Total	$1,181,286	$535,701

Cost of Revenue

	Three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$497,601	$54,916
Depreciation	96,191	122,032
Internet service charge	34,332	50,674
Artwork insurance	12,120	11,962
Artwork storage	16,270	27,242
Others	-	453
Total	$656,514	$267,279

Cost of revenue for the three months ended March 31, 2020 and March 31, 2019 was $656,514 and $267,279, respectively. The increase in cost of revenue by $389,235, for the three months ended March 31, 2020 compared to March 31, 2019, was mainly due to an increase in commissions paid to service agents by $442,685 because of increase in trading transactions in the first quarter of 2020 as discussed above. Such increase was offset by a decrease in depreciation by $25,841 due to having fully depreciated of some of our computer equipment and trading systems, a decline in internet service charges by $16,342 and artwork storage costs by $10,972.

Gross Profit

Gross profit was $524,772 or 44.4% for the three months ended March 31, 2020, compared to $268,422 or 50.1% for the three months ended March 31, 2019.

Listing fees contributed 15.0% of the total revenue for the quarter ended March 31, 2020 compared to 54.0% in the corresponding period in 2019, while commission revenue contributed 76.3% for the quarter ended March 31, 2020 compared to 33.3% in the corresponding period in 2019. Compared to the same period in 2019, there was a significant increase in commission revenue. On the other hand, our cost of revenue for the three months ended March 31, 2020 was 55.6% of the total revenue compared to 49.9% for the same period in 2019. The higher cost of revenue over the total revenue for the three months ended March 31, 2020 was primarily due to the more commissions being paid to service agents as discussed above. Consequently, we posted a gross profit and gross profit margin of $524,772 and 44.4%, respectively, for the three months ended March 31, 2020 compared to $268,422 and 50.1% for the same period in 2019, respectively.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2020 were $1,110,447 compared to $1,274,585 for the three months ended March 31, 2019. The decrease in general and administrative expenses by $164,138 was attributable to a decrease in salaries and welfare by $122,765 as a result of salary reductions for our executives, a decrease in legal and professional fees by $84,880 due to reduced audit and legal fees incurred by Hong Kong Takung, a decrease in consultancy fees by $70,041 as no such fees were incurred in 2020, a decrease in share-based compensation by $10,865 as there were no restricted shares granted in 2020, a reduction in research and development expenses by $50,540 because such expenses were incurred by Art Era for the development of a software platform in 2019 but not in 2020, a decrease in depreciation by $3,008 and others by $9,223. The overall decrease was offset by an increase in office, insurance and rental expenses by $144,639 due to new offices being leased by Tianjin Takung in the second quarter in 2019, travel and accommodation fees by $15,483 attributable to meeting and conference fees incurred by Tianjin Takung for human resources and software program training, and an increase in non-deductible input VAT expenses by $27,062 as a result of an increase in service fees paid to Tianjin Takung in the first quarter 2020 compared to that in the same period in 2019.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended March 31, 2020 and March 31, 2019.

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
	(Unaudited)		(Unaudited)
	Amount ($)	% of Total	Amount ($)	% of Total
Salary and welfare	324,732	29.2	447,497	35.1
Office, insurance and rental expenses	324,779	29.2	180,140	14.1
Legal and professional fees	189,218	17.1	274,098	21.5
Non-deductible input VAT expense	72,093	6.5	45,031	3.5
Travel and accommodation fees	36,841	3.3	21,358	1.7
Consultancy fee	35,117	3.2	105,158	8.3
Depreciation	31,739	2.9	34,747	2.7
R&D expense	-	-	50,540	4.0
Share based compensation expense	5,986	0.5	16,851	1.3
Others	89,942	8.1	99,165	7.8
Total general and administrative expense	$1,110,447	100.0	$1,274,585	100.0

Other (expenses) income

Other expenses for the three-month period ended March 31, 2020 were $237,303, compared to other income of $336,744 for the same period in 2019. There was a significant increase in exchange loss by $595,429, arising from the depreciation of the Renminbi against the US dollar and loan interest expenses of $38,913 incurred in the first quarter of 2020 by a third party financing obtained in the third quarter 2019.

Income tax expenses

The Company’s effective tax rate varies due to the multiple jurisdictions in which it books its pretax income or losses. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate of 8.25% for the first HK$ 2 million (approximately $257,374) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $257,374) and PRC enterprise income tax rate of 25%.

The effective tax rates for the three months ended March 31, 2020 and 2019 were (10.1)% and (1.2)%, respectively.

Income taxes expense for the three months ended March 31, 2020 and 2019 were $87,395 and $8,562, respectively.

Net Loss

We recorded a net loss of $953,362 and $708,793 for the three months ended March 31, 2020 and 2019, respectively.

The increase in the net loss by $244,569 during this current period was predominately due to an increase in foreign exchange loss by $595,429 and an increase in income tax expense by $78,833, which were offset by an increase in gross profit by $256,350, a decrease in operating expenses by $151,961 and a decrease in bank charges by $25,468.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Three months ended
	March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(1,214,913)	$6,175,680
Net cash provided by investing activities	-	2,416,019
Net cash used in financing activities	-	(2,499,500)
Effect of exchange rate change on cash and cash equivalents	(85,550)	(503,119
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,300,463)	5,589,080
Cash, cash equivalents and restricted cash, beginning balance	21,829,154	12,524,086
Cash, cash equivalents and restricted cash, ending balance	$20,528,691	$18,113,166

Sources of Liquidity

During the three months ended March 31, 2020, net cash used in operating activities totaled $1,214,913, which predominately resulted from the net loss of $953,362 and a decline in net change in operating assets and liabilities of $654,218 and offset by non-cash adjustments to net loss of $392,667. There was no net cash used in or provided by investing or financing activities for the three months ended March 31, 2020. The resulting change in cash for the period was a decrease of $1,300,463. The cash balance at the beginning of the period was $21,829,154. The cash balance as of March 31, 2020 was $20,528,691.

During the three months ended March 31, 2019, net cash generated from operating activities totaled $6,175,680, which predominately resulted from the increase in client deposits by $5,823,253 placed by the customers for upcoming transactions which influenced the increased amounts due to clients. Net cash generated from investing activities totaled $2,416,019. Net cash used in financing activities totaled $2,499,500. The resulting change in cash for the period was an increase of $5,589,080. The cash balance at the beginning of the period was $12,524,086. The cash balance as of March 31, 2019 was $18,113,166.

As of March 31, 2020, the Company had $18,769,001 in total current liabilities, which included $831,399 in accrued expenses and other payables, $15,466,438 in customers’ deposits, $1,916,540 in short-term borrowings from a third party, $383,638 in amount due to related parties, $16,364 in advances from customers, $132,348 in lease liabilities and $22,274 in tax payables.

As of December 31, 2019, the Company had $25,947,490 in total current liabilities, which included $629,666 in accrued expenses and other payables, $16,404,941 in customers’ deposits, $1,868,345 in short-term borrowings from a third party, $6,862,713 in amount due to related parties, $8,788 in advances from customers, $166,987 in lease liabilities and $6,050 in VAT payables.

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

Future Financings

Although we are suffering business downturn including a decrease in trading volume and customer deposits, we are also undergoing a company restructuring, including re-evaluating the company’s Unit business and a downsize of the workforce. Our management forecasts that we have sufficient cash from our operations to fund our business organically. However, we may conduct equity sales of our common shares in order to fund further expansion and growth of our business. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any sales of the equity securities to fund expansion and other activities, and if we are able to, there is no guarantee that existing shareholders will not be substantially diluted. In essence, we do not need to rely on equity sales to fund our business operations.

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

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC.

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Ms. Fang Mu and our Chief Financial Officer, Mrs. Jing Wang. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2020 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On or around early April and May, 2020, plaintiffs Chunji Zhao Guangming Su respectively, commenced legal proceedings against Hong Kong Takung Art Co. Ltd and Takung Cultural Development (Tianjin) Co., Ltd, over a contract dispute relating to the Company’s trading platform use agreement amounting to an aggregate of approximately $0.23 million. Both cases originated in the Shanghai Pudong People’s Court and were originally brought against Takung (Shanghai) Co., Ltd (“Shanghai Takung. However, because Shanghai Takung was deregistered on May 8, 2020, both plaintiffs requested in their respective cases that the named defendant in the case be changed to Hong Kong Takung Art Co. Ltd, its parent company. The plaintiffs also requested that Takung Cultural Development (Tianjin) Co., Ltd be named as an additional defendant in each case. In addition to damages, plaintiffs Chunji Zhao and Guangming Su are also claiming litigation costs of RMB1,090,000 (approximately, $152,000) and RMB 536,025 (approximately, $75,733) respectively. We do not believe that the proceedings have any merit and intend to vigorously defend against them.

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

TAKUNG ART CO., LTD

Date: June 29, 2020	By:	/s/ Fang Mu
Fang Mu
Chief Executive Officer
(Principal Executive Officer)

Date: June 29, 2020	By:	/s/ Jing Wang
Jing Wang
Chief Financial Officer
(Principal Financial Officer)