Form 10-Q
period 2020-06-30
Takung Art Co., Ltd.
filed 2020-08-07
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of common stock issued and outstanding as of August 7, 2020 is 11,271,379.

FORM 10-Q

TAKUNG ART CO., LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,511,461	$5,424,213
Restricted cash	12,435,948	16,404,941
Account receivables, net	154,837	-
Prepayment and other current assets, net	201,065	451,248
Amount due from related parties, net	5,749,246	5,834,554
Loan receivables	1,981,571	2,010,974
Total current assets	26,034,128	30,125,930

Non-current assets
Property and equipment, net	627,379	859,826
Intangible assets	22,514	22,401
Deferred tax assets, net	549,864	540,279
Operating lease right-of-use assets	241,034	731,469
Amount due from a related party	-	104,128
Other non-current assets	71,766	57,470
Total non-current assets	1,512,557	2,315,573
Total assets	$27,546,685	$32,441,503

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$815,748	$629,666
Customer deposits	12,435,948	16,404,941
Advance from customers	13,612	8,788
Short-term borrowings from a third party	1,956,287	1,868,345
Amount due to related parties	6,457,827	6,862,713
Operating lease liabilities – current	152,954	166,987
Tax payables	142,330	6,050
Total current liabilities	21,974,706	25,947,490

Non-current liabilities
Operating lease liabilities, non-current	80,040	48,856
Total non-current liabilities	80,040	48,856
Total liabilities	22,054,746	25,996,346

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,271,379 shares issued and outstanding as of June 30, 2020; 11,255,129 shares issued and outstanding as of December 31, 2019)	11,271	11,255
Additional paid-in capital	6,345,877	6,320,604
(Accumulated deficit) retained earnings	(581,804)	386,327
Accumulated other comprehensive loss	(283,405)	(273,029)
Total shareholders’ equity	5,491,939	6,445,157
Total liabilities and shareholders’ equity	$27,546,685	$32,441,503

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee	$380,846	$-	$557,789	$284,090
Commission	1,188,313	532,740	2,089,136	716,080
Management fee	110,006	93,343	213,526	161,614
Total revenue	1,679,165	626,083	2,860,451	1,161,784

Cost of revenue	(754,062)	(441,028)	(1,410,576)	(708,307)

Gross profit	925,103	185,055	1,449,875	453,477

Operating expenses:
General and administrative expenses	(929,728)	(888,460)	(2,040,175)	(2,163,045)
Selling expenses	(61,585)	(3,784)	(104,574)	(34,596)
Total operating expenses	(991,313)	(892,244)	(2,144,749)	(2,197,641)

Loss from operations	(66,210)	(707,189)	(694,874)	(1,744,164)

Other income and expenses:
Other income (expenses)	65,139	(79,772)	103,444	(101,762)
Loan interest expense	(39,447)	-	(78,360)	-
Exchange gain (loss)	33,210	(407,159)	(203,485)	(48,425)
Total other income (expenses)	58,902	(486,931)	(178,401)	(150,187)

Loss before provision for income taxes	(7,308)	(1,194,120)	(873,275)	(1,894,351)

Income tax (expense) benefit	(7,461)	66,584	(94,856)	58,022

Net loss	$(14,769)	$(1,127,536)	$(968,131)	$(1,836,329)

Foreign currency translation adjustment	(1,608)	64,753	(10,376)	59,273

Comprehensive loss	$(16,377)	$(1,062,783)	$(978,507)	$(1,777,056)

Loss per common share – basic	$(0.001)	$(0.100)	$(0.086)	$(0.163)
Loss per common share – diluted	$(0.001)	$(0.100)	$(0.086)	$(0.163)
Weighted average number of common shares outstanding-basic	11,258,467	11,247,773	11,256,798	11,236,959
Weighted average number of common shares outstanding-diluted	11,258,467	11,247,773	11,256,798	11,236,959

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Number	Common	Additional Paid-in	Retained earnings (accumulated	Accumulated other comprehensive
	of shares	Stock	capital	deficit)	loss	Total
Balance, December 31, 2019	11,255,129	$11,255	$6,320,604	$386,327	$(273,029)	$6,445,157
Shared-based compensation	-	-	5,986	-	-	5,986
Net loss	-	-	-	(953,362)	-	(953,362)
Foreign currency translation adjustment	-	-	-	-	(8,768)	(8,768)
Balance, March 31, 2020	11,255,129	11,255	6,326,590	(567,035)	(281,797)	5,489,013

Issuance of ordinary shares for restricted stock award	6,250	6	(6)	-	-	-
Issuance of ordinary shares for professional services	10,000	10	13,240	-	-	13,250
Shared-based compensation	-	-	6,053	-	-	6,053

Net loss	-	-	-	(14,769)	-	(14,769)

Foreign currency translation adjustment	-	-	-	-	(1,608)	(1,608)

Balance, June 30, 2020	11,271,379	$11,271	$6,345,877	$(581,804)	$(283,405)	$5,491,939

					Accumulated
			Additional		other
	Number	Common	Paid-in	Retained	comprehensive
	of shares	stock	capital	earnings	loss	Total
Balance, December 31, 2018	11,226,025	$11,226	$6,281,790	$4,479,133	$(302,702)	$10,469,447

Shared-based compensation	-	-	16,851	-	-	16,851

Net loss	-	-	-	(708,793)	-	(708,793)

Foreign currency translation adjustment	-	-	-	-	(5,480)	(5,480)

Balance, March 31, 2019	11,226,025	11,226	6,298,641	3,770,340	(308,182)	9,772,025

Issuance of ordinary shares for restricted stock award	29,104	29	4,012	-	-	4,041

Shared-based compensation	-	-	9,719	-	-	9,719

Net loss	-	-	-	(1,127,536)	-	(1,127,536)

Foreign currency translation adjustment	-	-	-	-	64,753	64,753

Balance, June 30, 2019	11,255,129	$11,255	$6,312,372	$2,642,804	$(243,429)	$8,723,002

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,782,887)	$21,615,744

Cash flows from investing activities:
Purchase of property and equipment	(18,388)	(33,792)
Purchase of available-for-sale investments	-	(21,372,178)
Maturity and redemption of available-for-sale investments	-	21,372,178
Loan repayment from a third party	-	2,443,251
Net cash (used in) provided by investing activities	(18,388)	2,409,459

Cash flows from financing activities:
Proceeds from a related party’s loan	-	393,158
Loan repayment to a third party	-	(2,499,500)
Net cash used in financing activities	-	(2,106,342)

Effect of exchange rate change on cash, cash equivalents and restricted cash	(80,470)	10,090

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,881,745)	21,928,951

Cash, cash equivalents and restricted cash, beginning balance	21,829,154	12,524,086

Cash, cash equivalents and restricted cash, ending balance	$17,947,409	$34,453,037

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents as of June 30, 2020 and 2019, respectively	5,511,461	7,451,172
Restricted cash as of June 30, 2020 and 2019, respectively	12,435,948	27,001,865
Total cash, cash equivalents, and restricted cash as of June 30, 2020 and 2019, respectively	$17,947,409	$34,453,037

Supplemental cash flows information:

Cash paid for interest	$-	$-
Cash paid for income tax	$29,935	$-

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

Takung (Shanghai) Co., Ltd (“Shanghai Takung”) is a limited liability company, with a registered capital of $1 million, located in the Shanghai Pilot Free Trade Zone. Shanghai Takung was incorporated on July 28, 2015. It is engaged in providing services to its parent company Hong Kong Takung by receiving deposits from and making payments to online artwork traders of Takung for and on behalf of Takung. Shanghai Takung was deregistered on May 8, 2020 and the Company merged the operations of Shanghai Takung with Takung Cultural Development (Tianjin) Co., Ltd.

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

Hong Kong Takung Art Holdings Company Limited (“Takung Art Holdings”) was formed in Hong Kong on July 20, 2018 and operates as a holding company to control an online platform for offering, selling and trading whole piece of artwork. Takung Art Holdings was deregistered on April 29, 2020 due to deregistration of Art Era Internet Technology (Tianjin) Co., Ltd as discussed below.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC.

Beginning in 2020, a strain of coronavirus (COVID-19) has spread globally and at this point, the extent to which the COVID-19 may impact operations of the Company is uncertain. The extent of the impact of the coronavirus on the Company's business and operations will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the six months ended June 30, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. Dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2020, its interim condensed consolidated results of operations and cash flows for the three and six months ended June 30, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recent Accounting Pronouncements

Except for the ASUs issued but not yet adopted disclosed in Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, prepaid service fees, as well as staff advance.

	June 30,	December 31,
	2020	2019
	(Unaudited)
Prepaid tax	$33,495	$281,582
Prepaid service fees	105,399	132,064
Short-term borrowings to a third party	-	53,919
Staff advance	42,944	18,380
Other current assets	19,227	19,222
Less: allowance for doubtful accounts	-	(53,919)
Prepayment and other current assets, net	$201,065	$451,248

No provision for doubtful accounts was recognized for the three and six months ended June 30, 2020 and 2019, respectively. The Company has written off the doubtful account balance and deducted from bad debt provision related to the short-term borrowings to a third party in an amount of $54,193 during the six months ended June 30, 2020.

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
Listing fee	$154,837	$-
Authorized agent subscription revenue	-	560,780
Monthly commission fee	-	1,385,420
Others	-	53,909
Less: allowance for doubtful accounts	-	(2,000,109)
Account receivables, net	$154,837	$-

No provision for doubtful accounts was recognized for the three and six months ended June 30, 2020 and 2019, respectively.

The Company has written off the doubtful accounts balance and deducted from bad debt provision in an amount of $2,010,251 during the six months ended June 30, 2020.

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Outstanding Balance (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$707,704	0%	7/17/2020
8/29/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$707,704	0%	8/28/2020
9/20/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	4,000,000	4,000,000	$566,163	0%	9/19/2020
			Total		$1,981,571

•	The interest-free loans (the “RMB Loans”) entered into by Tianjin Takung were guaranteed by Mr. Daquan Wang who is a General Manager and legal representative of Chongqing Aoge Import and Export Co. (“Chongqing”). Mr. Daquan Wang is a citizen of the People’s Republic of China. Both Chongqing and Mr. Daquan Wang are non-related parties to the Company.

•	Hong Kong Takung entered into loan agreements (the “HKD Loans”) with Friend Sourcing Ltd., a Hong Kong company (“Friend Sourcing”) with interest accruing at a rate of 8% per annum (See Note 8). Friend Sourcing is a non-related party to the Company.

The transactions with Friend Sourcing were aimed to meet the Company’s working capital needs in Hong Kong Dollars.

Through an understanding between Chongqing and Friend Sourcing, the HKD Loans are “secured” by the RMB Loans. It is the understanding between the parties that the HKD Loans and the RMB Loans will be repaid simultaneously.

One of the loan receivables with a repayment due date of July 17, 2020 was overdue. The Company and Chongqing are currently in the process of negotiating a loan extension agreement.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Furniture, fixtures and equipment	$205,178	$201,093
Leasehold improvements	210,299	343,697
Computer trading and clearing system	3,390,531	3,379,654
Transport equipment	101,819	103,330
Sub-total	3,907,827	4,027,774
Less: accumulated depreciation	(3,280,448)	(3,167,948)
Property and equipment, net	$627,379	$859,826

Depreciation expense was $119,060 and $157,687 for the three months ended June 30, 2020 and 2019, respectively, and $246,990 and $314,466 for the six months ended June 30, 2020 and 2019, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Accruals for professional fees	$431,240	$168,040
Accruals for consulting fees	267,540	311,122
Payroll payables	38,642	79,710
Payables for trading and clearing system	50,550	50,295
Other payables	27,776	20,499
Total accrued expenses and other payables	$815,748	$629,666

8. SHORT-TERM BORROWINGS FROM A THIRD PARTY

In July 2019, Hong Kong Takung entered into HKD Loans with Friend Sourcing with interest accruing at a rate of 8% per annum. The HKD Loans are to provide Hong Kong Takung with sufficient HKD currency to meet its working capital requirements. Friend Sourcing is a non-related party to the Company.

In the meantime, Tianjin Takung entered interest-free RMB Loans to another third party as a guarantee for the HKD Loans. The loan amount was $1,981,571 (RMB 14,000,000). Through an understanding between the two third parties, the HKD Loans are “secured” by the RMB Loans. It is an understanding between the parties that when the HKD Loans are repaid, the RMB Loans will be repaid at the same time.

Date	Borrower	Lender	June 30, 2020 (USD)	December 31, 2019 (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Hong Kong Takung	Friend Sourcing Ltd.	$718,433	$714,808	8%	7/17/2020
8/29/2019	Hong Kong Takung	Friend Sourcing Ltd.	$699,732	$696,202	8%	8/28/2020
9/20/2019	Hong Kong Takung	Friend Sourcing Ltd.	$559,786	$556,961	8%	9/19/2020
		Less: Discount loan payable	$(21,664)	$(99,626)
		Total	$1,956,287	$1,868,345

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of June 30, 2020. The fair value of the short-term borrowings approximates their carrying amounts.

One of the short-term borrowings with a repayment due date of July 17, 2020 was overdue. The Company and Friend Sourcing are currently in the process of negotiating a loan extension agreement.

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

Amount due from related parties, net

Amount due from related parties consisted of the following as of the years indicated:

	June 30, 2020	December 31, 2019
	(Unaudited)
Li (b)(i)	$-	$5,834,554
Wang (c)(i)	5,749,246	-
Mao (a) (ii)	102,606	-
Less: allowance for doubtful accounts (ii)	(102,606)
Total current amount due from related parties, net	$5,749,246	$5,834,554

	June 30, 2020	December 31, 2019
	(Unaudited)
Mao (a) (ii)	$-	$104,128
Total noncurrent amount due from a related party	$-	$104,128

Amount due to related parties

Amount due to related parties consisted of the following as of the years indicated:

	June 30, 2020	December 31, 2019
	(Unaudited)
Li (b) (i)	$-	$6,418,980
Wang (c)(i)	6,451,530	-
Mao (a) (ii)	6,297	443,733
Total current amount due to related parties	$6,457,827	$6,862,713

(i)	Amount due to and due from Li and Wang

On September 16, 2019, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Working Capital Loan") with Li for the loan of $6,451,530 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2020. On May 15, 2020, Hong Kong Takung entered into an extension agreement with Li to extend the HK Dollar Working Capital Loan with a maturity date on May 15, 2021. On May 29, 2020, the loan was transferred to Wang, the Chief Financial Officer of the Company and the legal representative of Tianjin Takung.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Working Capital Loan") with Li for the loan of $5,749,246 (RMB40,619,000) with the maturity date of the loan as May 15, 2020. On May 15, 2020, Tianjin Takung entered into an extension agreement with Li to extend the RMB Working Capital Loan with a maturity date on May 15, 2021. On May 29, 2020, the loan was transferred to Wang.

Through an understanding between Wang and the Company, the HK Dollar Working Capital Loan is "secured" by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

(ii)	Amount due to and due from Mao

The amount due to Mao is primarily related to the lease from Mao. On May 13, 2019, the Company entered into a non-cancellable lease agreement with a related party, Mao for its office location in Tianjin, PRC. The leased office location is approximately 2,090.61 square meters. The lease will expire on May 12, 2021. The Company is charged rent at a rate of $0.55 per square meter per day. The agreement requires a lump sum payment of $205,211 (RMB1,449,838) every six months and a deposit of $102,606 (RMB724,919). On May 12, 2020, the Company terminated the lease early and recorded a $102,606 associated bad debt provision due to the remote likelihood of collecting the rent deposit. No related lease liability was recognized as of June 30, 2020.

On October 16, 2019, Tianjin MQ entered into a non-cancellable lease agreement with Ms. Mao for its office facility in Tianjin, PRC. The leased office location is approximately 1,475.67 square meters. The lease was terminated on February 15, 2020 and monthly rent payment is approximately $24,254 (RMB 170,563). As of June 30, 2020, the amount due to Mao pertinent to this lease agreement was $nil.

As of June 30, 2020, Mao also lent a startup deposit of $6,297 to Hong Kong MQ.

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

United States of America

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for net operation loss (“NOL”) deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of June 30, 2020 due to the recent enactment.

As of June 30, 2020 and December 31, 2019, the Company in the United States had $2,570,094 and $2,167,494 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

Hong Kong

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $257,705) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung U.S, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected Hong Kong Takung to be subject to the two-tier profits tax rates.

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

The income tax provision consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	(131)	-	(101,692)	-
Total Current	$(131)	$-	$(101,692)	$-

Deferred:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	(7,330)	66,584	6,836	58,022
Total Deferred	$(7,330)	$66,584	$6,836	$58,022

Total income tax (expense) benefit	$(7,461)	$66,584	$(94,856)	$58,022

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss before income tax expense	$(7,308)	$(1,194,120)	$(873,275)	$(1,894,351)

Computed tax benefit with statutory tax rate	1,207	197,073	144,091	312,567
Impact of different tax rates in other jurisdictions	(3,342)	12,427	1,677	16,794
Impact of preferred tax rate	2,666	(82,047)	(54,519)	(125,895)

Non-deductible items:
Tax effect of non-deductible expenses	(170,572)	(11,061)	(183,900)	(17,886)
Changes in valuation allowance	162,756	(49,808)	134,157	(127,558)
Others	(176)	-	(136,362)	-

Total income tax (expense) benefit	$(7,461)	$66,584	$(94,856)	$58,022

The effective tax rate was (102.1)% and 5.6% for the three months ended June 30, 2020 and 2019, respectively, and (10.9)% and 3.1% for the six months ended June 30, 2020 and 2019, respectively.

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	June 30, 2020	December 31, 2019
Uncertain tax liabilities, beginning of period	$-	$-
Additions for tax position of current period	73,357	-
Uncertain tax liabilities, end of period	$73,357	$-

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the interim condensed consolidated financial statements as of June 30, 2020. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of June 30, 2020 and December 31, 2019, respectively.

Our subsidiary, Hong Kong Takung, has been recently selected for routine examination for its tax years ended 31 December 2016 through 2018 by Hong Kong Inland Revenue Department (“IRD”). As of June 30, 2020 and December 31, 2019, the Company had $73,357 and $nil, respectively, of uncertain tax liabilities related to the different methodology of certain tax non-deductible expenses applied by the IRD. The examination is currently in progress. Due to the uncertain tax regulations, it is possible that the ultimate resolution of uncertain tax positions may result in an adverse finding and we would be subject to additional liability which could be materially different from these estimates. In such circumstances, we will record additional tax expense or tax benefit in the period in which such the resolution occurs. The Company does not expect the position of uncertain tax liabilities will significantly fluctuate within the next twelve months.

The statute of limitations for the Internal Revenue Services to assess the income tax returns on a taxpayer expires three years from the due date of the profits tax return or the date on which it was filed, whichever is later.

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

The following table provides a summary of leases by balance sheet location as of June 30, 2020:

Assets/liabilities	Classification	As of June 30, 2020
Assets		(Unaudited)
Operating lease right-of-use assets	Operating lease assets	$241,034

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$152,954

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	80,040

Total lease liabilities		$232,994

The operating lease expenses for the three months and six months ended June 30, 2020 and 2019 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2020	2019	2020	2019
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	Cost of revenue, general and administrative expenses	$160,850	$86,395	$361,212	$137,173
Total lease cost		$160,850	$86,395	$361,212	$137,173

Maturities of operating lease liabilities at June 30, 2020 were as follows:

Maturity of Lease Liabilities	Operating Leases
2020 (remaining)	$131,141
2021	76,936
2022	14,154
2023	14,154
2024	14,154
Thereafter	-
Total lease payments	$250,539
Less: interest	(17,545)
Present value of lease payments	$232,994

	Six Months Ended June 30,
Lease Term and Discount Rate	2020	2019
	(Unaudited)	(Unaudited)
Weighted-average remaining lease term (years)
Operating leases	2.32	2.06

Weighted-average discount rate (%)
Operating leases	8%	8%

	Six Months Ended June 30,
Other Information	2020	2019
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$111,303	$94,573
Leased assets obtained in exchange for new operating lease liabilities	115,667	275,189

12. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(14,769)	$(1,127,536)	$(968,131)	$(1,836,329)

Denominator:
Weighted-average shares outstanding - Basic	11,258,467	11,247,773	11,256,798	11,236,959
Stock options and restricted shares	-	-	-	-
Weighted-average shares outstanding - Diluted	11,258,467	11,247,773	11,256,798	11,236,959

Loss per share
-Basic	(0.001)	(0.100)	(0.086)	(0.163)
-Diluted	(0.001)	(0.100)	(0.086)	(0.163)

Due to the loss for the three and six months ended June 30, 2019, approximately 148,890 and 15,000 options and restricted shares, respectively, were excluded from the calculation of diluted net loss per share.

Due to the loss for three and six months ended June 30, 2020 approximately 100,890 options were excluded from the calculation of diluted net loss per share.

13. CONTINGENCIES

Around May and June 2020, the Company received two summonses regarding the institution of two individual proceedings against Shanghai Takung, Tianjin Takung and Hong Kong Takung in the Shanghai Pudong People’s Court, China, as a result of contractual disputes and misrepresentations over ownership units made by a certain service agent. The claims amounted to approximately $0.23 million. Subsequently, one of the plaintiffs with a claim amount of $0.15 million withdrew his claim against Tianjin Takung on July 1, 2020. The withdrawal was approved by the Shanghai Pudong People’s court on July 20, 2020. Meanwhile, the other litigation proceeding with a claim amount of approximately $0.08 million has been transferred to the Tianjin City Beicheng District People’s Court on July 22, 2020.

The Company hired legal counsel to evaluate the cases. The Company believes that both these claims are both without merit and intends to vigorously defend itself. Currently, the outstanding case is under review by the Tianjin City Beicheng District People’s Court.

On or around July 2020, a third claim was filed in the Shanghai Pudong People’s Court, China against Hong Kong Takung on the basis of, alleged breaches of contract. The claim amount has yet to be determined.

In the opinion of management, it is not probable that the Company will incur any losses arising from the above litigation cases. As such, as of June 30, 2020 the Company has not accrued any liability in connection with potential losses from the legal proceedings.

Except for the above, as of June 30, 2020 and through the issuance date of the condensed consolidated financial statements included in this Form 10-Q, the Company does not have any other significant indemnification claims.

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

Overview

Takung Art Co., Ltd and Subsidiaries (“Takung”) were incorporated in Delaware under the name Cardigant Medical Inc. on April 17, 2009. Our initial business plan was to focus on the development of novel biologic and peptide based compounds and enhanced methods for local delivery for the treatment of vascular disease including peripheral artery disease and ischemic stroke.

Hong Kong Takung Art Co., Ltd. (“Hong Kong Takung”) is a limited liability company incorporated on September 17, 2012 under the laws of Hong Kong, Special Administrative Region, China. Although Takung was incorporated in 2012, it did not commence business operations until late 2013.

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

Hong Kong Takung Art Holdings Company Limited (“Takung Art Holdings”) was incorporated in Hong Kong on July 20, 2018 and operates as a holding company to operate an e-commerce platform for offering, selling and trading whole pieces of artwork instead of units of artwork. Takung Art Holdings was deregistered on April 29, 2020 due to deregistration of Art Era Internet Technology (Tianjin) Co., Ltd as discussed below.

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

Although we do not expect that the virus will have a material adverse effect on our business or financial results at this time, COVID-19 may eventually affect the Company's 2020 overall business performance. The operating results for the three and six months ended June 30, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees.

THREE-MONTH PERIOD ENDED JUNE 30, 2020 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2019

The following tables set forth our interim condensed consolidated statements of income data with a percentage:

	Three Months Ended June 30,
	2020	% of Revenue	2019	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$1,679,165	100	$626,083	100
Cost of revenue	(754,062)	(45)	(441,028)	(70)
Selling expense	(61,585)	(4)	(3,784)	(1)
General and administrative expenses	(929,728)	(55)	(888,460)	(142)
Total costs and expenses	(1,745,375)	(104)	(1,333,272)	(213)
Loss from operations	(66,210)	(4)	(707,189)	(113)
Interest and other income (expenses), net	58,902	4	(486,931)	(78)
Loss before income taxes	(7,308)	0	(1,194,120)	(191)
Income tax (expense) benefit	(7,461)	(1)	66,584	11
Net loss	$(14,769)	(1)	$(1,127,536)	(180)

Revenue

The following table sets forth our interim condensed consolidated revenue by revenue source:

	Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Listing fee revenue	$380,846	$-
Commission revenue	1,188,313	532,740
Management fee revenue	110,006	93,343
Total	$1,679,165	$626,083

(i)	Listing fee revenue

As of June 30, 2020, a total of 292 sets of artwork were listed for trade on our platform —comprising 67 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $28,489,331 (HK$221,100,000); 35 pieces of jewelry with a total listing value of $9,362,437 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $17,013,710 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,241,006 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $670,034 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $335,017 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,095,248 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,328,987(HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,853 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,096,459 (HK$8,509,400), of which 22.5%-48% (for 67 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended June 30, 2020, there were 5 new sets of paintings listed on our platform. Their total listing values were $1,675,085 (HK$13,000,000) for the paintings, of which 22.90-23% (for the paintings) of the listed values were charged as listing fees.

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

The listing fees charged increased to $380,846 during the three months ended June 30, 2020 compared to $nil for the same period ended June 30, 2019. Compared to those for the three months ended June 30, 2019, the number of new listing of paintings and the value of the artworks were higher during the same period in 2020. There were five sets of paintings listed during the three months ended June 30, 2020 while there was no new artworks listed on our platform during the same period in 2019.

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

Total commission revenue increased by $655,573 or 123% for the three months ended June 30, 2020 to $1,188,313 compared to $532,740 for the three months ended June 30, 2019. For the three months ended June 30, 2020, the trading amount was approximately $2,215,309,610 (HK$17,192,574,819) compared to $825,532,976(HK$6,474,490,023) in the same period in 2019. The number of active traders increased by 27,171, from 38,786 in the three months ended June 30, 2019 to 65,957 in the same period in 2020.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the three-month period ended June 30, 2020 management fee revenue increased by $16,663, from $93,343 for the three months ended June 30, 2019 to $110,006 due to the increase in trading.

Revenue by customer type

The following table presents our revenue by customer type:

	Three months ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Artwork owners	$380,846	$-
Non – VIP Traders	1,078,701	481,162
VIP Traders	219,618	144,921
Total	$1,679,165	$626,083

Cost of Revenue

	Three months ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$601,704	$235,088
Depreciation	88,245	121,763
Internet service charge	36,303	47,104
Artwork insurance	12,151	11,971
Artwork storage	15,659	25,091
Others	-	11
Total	$754,062	$441,028

Cost of revenue for the three months ended June 30, 2020 and June 30, 2019 was $754,062 and $441,028, respectively. The increase in cost of revenue by $313,034, for the three months ended June 30, 2020 compared to June 30, 2019, was mainly due to an increase in commissions paid to service agents by $366,616 because of increase in trading transactions during the three months ended June 30, 2020 as discussed above. Such increase was primarily offset by a decrease in depreciation by $33,518 due to some of our computer equipment and trading systems having been fully depreciated, a decline in internet service charges by $10,801 and a decrease of artwork storage costs by $9,432.

Gross Profit

Gross profit was $925,103 or 55.1% of the total revenue for the three months ended June 30, 2020 compared to $185,055 or 29.6% of the total revenue for the three months ended June 30, 2019.

Listing fees contributed 22.7% of the total revenue for the three months ended June 30, 2020 compared to 0% in the corresponding period in 2019, while commission revenue contributed 70.8% for the three months ended June 30, 2020 compared to 85.1% in the corresponding period in 2019. Our management fee contributed to 6.5% of the total revenue for the three months ended June 30, 2020 compared to 14.9% in the same period in 2019. Although the percentages of commission and management fee revenues were higher for the three months ended June 30, 2019 compared to those in the same period in 2020, the dollar amount of those revenue were higher in the three months ended June 30, 2020. Particularly, our commission revenue for the three months ended June 30, 2020 increased by $655,573 from $532,740 for the three months ended June 30, 2019 to $1,188,313 in same period in 2020. Moreover, our cost of revenue for the three months ended June 30, 2020 was 44.9% of the total revenue compared to 70.4% for the same period in 2019. Consequently, we posted a higher gross profit and gross profit margin of $925,103 or 55.1%, respectively, for the three months ended June 30, 2020 compared to $185,055 or 29.6%, respectively, for the same period in 2019.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2020 were $929,728 compared to $888,460 for the three months ended June 30, 2019. The increase in general and administrative expenses by $41,268 or 5% was attributable to an increase in office, insurance and rental expenses by $38,155 due to a new office being leased by Tianjin Takung in mid-May 2019, an increase in legal and professional fees by $46,362 due to higher audit fee, an increase in share-based compensation expense by $5,543 due to the additional shares issued for legal fees, an increase in non-deductible input VAT expenses by $35,919 as a result of an increase in service fees paid to Tianjin Takung and an increase in others by $112,515. The overall increase was offset by a fall in salaries and welfare by $136,333 as a result of salary reductions for our executives, a reduction in consultancy fees by $32,089 attributable to lower consulting fee charged by our consultants of Tianjin Takung, a decrease in depreciation by $5,109 and a decrease in travel and accommodation fees by $23,695 due to lower overseas travel and accommodation during the three months ended June 30, 2020 compared to the same period in 2019.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended June 30, 2020 and June 30, 2019.

	Three months ended
	June 30,
	2020	% of Total	2019	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$294,036	31.6	$430,369	48.4
Office, insurance and rental expenses	185,697	20.0	147,542	16.6
Legal and professional fees	154,904	16.7	108,542	12.2
Non-deductible input VAT expense	80,486	8.7	44,567	5.0
Travel and accommodation fees	7,290	0.8	30,985	3.5
Consultancy fee	35,188	3.8	67,277	7.6
Depreciation	30,815	3.3	35,924	4.0
Share based compensation expense	19,303	2.0	13,760	1.6
Others	122,009	13.1	9,494	1.1
Total general and administrative expense	$929,728	100.0	$888,460	100.0

Other income (expenses)

Other income for the three months ended June 30, 2020 was $58,902, compared to other expenses of $486,931 for the same period in 2019. The significant increase in other income for the three months ended June 30, 2020 is predominantly due to a significant increase in foreign currency exchange gain by $440,369, arising from the depreciation of the Renminbi against the US dollar and sundry income by $159,343, slightly offset by loan interest for our third party financing since the third quarter 2019.

Income tax (expenses) benefits

The Company’s effective tax rate varies due to the multiple jurisdictions in which it books its pretax income or losses. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate of 8.25% for the first HK$ 2 million (approximately $257,705) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $257,705) and PRC enterprise income tax rate of 25%.

The effective tax rates for the three months ended June 30, 2020 and 2019 were (102.1)% and 5.6%, respectively.

The income tax expense and income tax benefit were $7,461 and $66,584 for the three months ended June 30, 2020 and 2019, respectively. The income tax expense was due to Hong Kong Takung generating operating income before tax for the three months ended June 30, 2020, while all subsidiaries incurred losses before income tax in the same period in 2019.

Net loss

We recorded a net loss of $14,769 and $1,127,536 for the three months ended June 30, 2020 and 2019, respectively.

The decrease in the net loss by $1,112,767 during this current period compared to the same period in 2019 was predominantly due to a growth in total revenues by $1,053,082 and an increase in exchange gain by $440,369.

 SIX-MONTH PERIOD ENDED JUNE 30, 2020 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2019

The following tables set forth our condensed consolidated statements of income data:

	Six Months Ended
	June 30,
	2020	% of Revenue	2019	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$2,860,451	100	$1,161,784	100
Cost of revenue	(1,410,576)	(49)	(708,307)	(61)
Selling expense	(104,574)	(4)	(34,596)	(3)
General and administrative expenses	(2,040,175)	(71)	(2,163,045)	(186)
Total costs and expenses	(3,555,325)	(124)	(2,905,948)	(250)
Loss from operations	(694,874)	(24)	(1,744,164)	(150)
Interest and other expenses, net	(178,401)	(6)	(150,187)	(13)
Loss before income taxes	(873,275)	(30)	(1,894,351)	(163)
Income tax (expense) benefit	(94,856)	(3)	58,022	5
Net loss	$(968,131)	(33)	$(1,836,329)	(158)

Revenue

The following table sets forth our condensed consolidated revenue by revenue source:

	Six months ended
	June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Listing fee revenue	$557,789	$284,090
Commission	2,089,136	716,080
Management fee revenue	213,526	161,614
Total	$2,860,451	$1,161,784

(i)	Listing fee revenue

As of June 30, 2020, a total of 292 sets of artwork were listed for trade on our platform —comprising 67 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $28,489,331 (HK$221,100,000); 35 pieces of jewelry with a total listing value of $9,362,437 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $17,013,710 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,241,006 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $670,034 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $335,017 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,095,248 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,328,987(HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,853 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,096,459 (HK$8,509,400), of which 22.5%-48% (for 67 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the six months ended June 30, 2020, there were 7 new sets of paintings listed on our platform. Their total listing values were $2,448,201 (HK$19,000,000) for the paintings, of which 22.83-23% (for the paintings) of the listed values were charged as listing fees.

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

During the six months ended June 30, 2019, there were 6 new sets of paintings listed on our platform. Their total listing values were $1,147,549 (HK$9,000,000) for the paintings, of which 22.9%-28% (for the paintings) of the listed values were charged as listing fees.

The listing fees revenue rose to $557,789 during the six months ended June 30, 2020 compared to $284,090 for the same period ended June 30, 2019. During the six months ended June 30, 2020, we had 7 new sets of paintings listed on our online platform.

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

Total commission revenue grew by $1,373,056 or 192% for the six months ended June 30, 2020 to $2,089,136 compared to $716,080 for the six months ended June 30, 2019 chiefly due to higher trading transaction amount incurred and more active traders involved during the six months ended June 30, 2020. Total transaction amounts for the six months ended June 30, 2020 and 2019 were $3,884,557,747 (HKD30,163,968,248) and $989,151,757 (HKD7,757,719,400), respectively. Total active traders involved for the six months ended June 30, 2020 and 2019 were 126,334 and 53,860, respectively.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the six-month period ended June 30, 2020, management fee revenue increased by $51,912, from $161,614 for the six months ended June 30, 2019 to $213,526, due to the higher trading transactions in the current quarter.

Revenue by customer type

The following table presents our revenue by customer type:

	Six months ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Artwork owners	$557,789	$284,090
Non – VIP traders	1,934,832	640,789
VIP traders	367,830	236,905
Total	$2,860,451	$1,161,784

Cost of Revenue

	Six months ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$1,099,305	$290,004
Depreciation	184,436	243,795
Internet service charge	70,635	97,778
Artwork insurance	24,271	23,933
Artwork storage	31,929	52,333
Others	-	464
Total	$1,410,576	$708,307

Cost of revenue for the six months ended June 30, 2020 and June 30, 2019 was $1,410,576 and $708,307, respectively. The rise in cost of revenue for the six months ended June 30, 2020 compared to June 30, 2019 was mainly due to an increase in the commissions paid to service agents by $809,301. This increase was driven by an increase in trading transactions during the six months ended June 30, 2020 as discussed above. Such increase was offset by a decrease in depreciation by $59,359 due to some of our computer equipment and trading systems having been fully depreciated, a decline in internet service charges by $27,143 and a decrease of artwork storage costs by $20,404.

Gross Profit

Gross profit was $1,449,875 or 50.7% of the total revenue for the six months ended June 30, 2020, compared to $453,477 or 39.0% of the total revenue for the six months ended June 30, 2019. The increase in gross profit and margin was mainly due to the growth in total revenue.

Overall total revenue for the six months ended June 30, 2020 rose by $1,698,667 or 146.2% compared to the same period in 2019. Compared to the same period in 2019, there was a significant increase in commission revenue for the six months ended June 30, 2020 by $1,373,056 or 191.7%. Consequently, we posted a gross profit margin of 50.7% for the six months ended June 30, 2020 compared to 39.0% for the same period in 2019.

Operating Expenses

General and administrative expenses for the six months ended June 30, 2020 were $2,040,175, compared to $2,163,045 for the six months ended June 30, 2019. The reduction in general and administrative expense by $122,870 or 5.7% was attributed to a decrease in salary and welfare by $259,098 due to salary reductions for our executives, a decrease in consultancy fee by $102,130 due to the lower consulting fee charged by our consultants of Tianjin Takung, a decrease in legal and professional fees by $38,518 due to reduced audit and legal fees incurred by Hong Kong Takung, a decrease in travel and accommodation fees by $8,212 due to lower overseas travel and accommodation, a fall in share-based compensation by $5,322 as there were no additional stock options granted and a decrease in depreciation by $8,117 as some of our furniture and fixtures and computer equipment had been fully depreciated. The overall decline in general and administrative expenses was offset by an increase in office, insurance and rental expenses by $182,794 due to a new office being leased by Tianjin Takung in mid-May 2019 and an increase in non-deductible input VAT expense by $62,981 as a result of an increase in service fees paid to Tianjin Takung.

The following table sets forth the main components of the Company’s general and administrative expenses for the six months ended June 30, 2020 and June 30, 2019.

	Six months ended
	June 30,
	2020	% of Total	2019	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$618,768	30.3	$877,866	40.6
Legal and professional fees	344,122	16.9	382,640	17.7
Office, insurance and rental expenses	510,476	25.0	327,682	15.1
Consultancy fee	70,305	3.4	172,435	8.0
Non-deductible input VAT expense	152,579	7.5	89,598	4.1
Depreciation	62,554	3.1	70,671	3.3
Traveling and accommodation fees	44,131	2.2	52,343	2.4
Share Based Compensation Expense	25,289	1.2	30,611	1.4
Others	211,951	10.4	159,199	7.4
Total general and administrative expense	$2,040,175	100.0	$2,163,045	100.0

Other expenses

Other expenses for the six months ended June 30, 2020 was $178,401 compared to $150,187 for the six months ended June 30, 2019. The amount was comparable between two periods.

Income tax (expense) benefits

The Company’s effective tax rate varies due to the multiple jurisdictions in which it books its pretax income or losses. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate of 8.25% for the first HK$ 2 million (approximately $257,705) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $257,705) and PRC enterprise income tax rate of 25%.

The effective tax rates for the six months ended June 30, 2020 and 2019 were (10.9)% and 3.1%, respectively.

The income tax expense and income tax benefit were $94,856 and $58,022 for the six months ended June 30, 2020 and 2019, respectively.

Net loss

We recorded a net loss for the six months ended June 30, 2020 of $968,131 compared to net loss of $1,836,329 for the six months ended June 30, 2019.

The decrease in the net loss by $868,198 during this current period compared to the same period in 2019 was predominantly triggered by the growth in total revenue for the six months ended June 30, 2020 as discussed above.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Six months ended
	June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(3,782,887)	$21,615,744
Net cash (used in) provided by investing activities	(18,388)	2,409,459
Net cash used in financing activities	-	(2,106,342)
Effect of exchange rate change on cash and cash equivalents	(80,470)	10,090
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,881,745)	21,928,951
Cash, cash equivalents and restricted cash, beginning balance	21,829,154	12,524,086
Cash, cash equivalents and restricted cash, ending balance	$17,947,409	$34,453,037

Sources of Liquidity

During the six months ended June 30, 2020, net cash used in operating activities totaled $3,782,887, which predominantly resulted from the net loss of $968,131 and a decline in net change in operating assets and liabilities of $3,462,397 and offset by non-cash adjustments to net loss of $647,641. Net cash used in investing activities included purchase of furniture and computer equipment by Tianjin Takung. There was no net cash used in or provided by financing activities for the six months ended June 30, 2020. The resulting change in cash for the period was a decrease of $3,881,745. The cash balance at the beginning of the period was $21,829,154. The cash balance as of June 30, 2020 was $17,947,409.

During the six months ended June 30, 2019, net cash generated from operating activities totaled $21,615,744. Although the Company incurred a net loss of $1,836,329 during the six months ended June 30, 2019, such net loss was offset by an increase in net change in operating assets and liabilities of $23,063,582 and non-cash adjustments to net loss of $388,491. Net cash generated from investing activities totaled $2,409,459. Net cash used in financing activities totaled $2,106,342. The resulting change in cash for the period was an increase of $21,928,951. The cash balance at the beginning of the period was $12,524,086. The cash balance on June 30, 2019 was $34,453,037.

As of June 30, 2020, the Company had $21,974,706 in total current liabilities, which included $815,748 in accrued expenses and other payables, $12,435,948 in customer deposits, $1,956,287 in short-term borrowings from a third party, $6,457,827 in amount due to related parties, $13,612 in advances from customers, $152,954 in lease liabilities and $142,330 in tax payables.

As of December 31, 2019, the Company had $25,947,490 in total current liabilities, which included $629,666 in accrued expenses and other payables, $16,404,941 in customer deposits, $1,868,345 in short-term borrowings from a third party, $6,862,713 in amount due to related parties, $8,788 in advances from customers, $166,987 in lease liabilities and $6,050 in VAT payables.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Ms. Fang Mu and our Chief Financial Officer, Mrs. Jing Wang. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2020 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On or around May and June 2020, plaintiffs Chunji Zhao and Guangming Su commenced legal proceedings against Takung (Shanghai) Co., Ltd (“Shanghai Takung”) over a contract dispute relating to the Company’s trading platform use agreement and misrepresentations over ownership units made by a certain service agent amounting to an aggregate of approximately $0.23 million.

Both cases originated in the Shanghai Pudong People’s Court. However, because Shanghai Takung was subsequently deregistered on May 8, 2020, both plaintiffs requested the defendant in their respective cases be re-named Hong Kong Takung Art Co. Ltd, its parent company. The plaintiffs also requested that Takung Cultural Development (Tianjin) Co., Ltd be named as additional defendant. In addition to damages, plaintiffs Chunji Zhao and Guangming Su were also claiming litigation costs of RMB1,090,000 (approximately, $0.15 million) and RMB 536,025 (approximately, $0.08 million) respectively.

On July 1, 2020, Chunji Zhao withdrew his claim against Tianjin Takung. The withdrawal was approved by the court on July 20, 2020. The other litigation proceeding from Guangming Su has been transferred to the Tianjin City Beicheng District People’s Court on July 22, 2020 and is presently under review. We do not believe that the proceedings have any merit and intend to vigorously defend against them.

On or around July 2020, a third filing claim was filed in the Shanghai Pudong People’s Court, China against Hong Kong Takung Art Co. Ltd in the Shanghai Pudong People’s Court, China, on the basis of alleged breaches of contract. The claim amount has yet to be determined. In our management’s opinion, it is not probable that we will incur any losses arising from this litigation case. As such, as of June 30, 2020 the Company has not accrued any liability in connection with potential losses from the legal proceedings.

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

TAKUNG ART CO., LTD

Date: August 7, 2020	By:	/s/ Fang Mu
Fang Mu
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Jing Wang
Jing Wang
Chief Financial Officer
(Principal Financial Officer)