Form 10-Q
period 2020-09-30
Takung Art Co., Ltd.
filed 2020-11-13
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of common stock issued and outstanding as of November 13, 2020 is 11,271,379.

FORM 10-Q

TAKUNG ART CO., LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,934,049	$5,424,213
Restricted cash	10,316,599	16,404,941
Account receivables, net	154,839	-
Prepayment and other current assets, net	392,584	451,248
Amount due from related parties, net	5,982,532	5,834,554
Loan receivables	2,061,977	2,010,974
Total current assets	23,842,580	30,125,930

Non-current assets
Property and equipment, net	531,310	859,826
Intangible assets	22,514	22,401
Deferred tax assets, net	550,547	540,279
Operating lease right-of-use assets	97,474	731,469
Amount due from a related party	-	104,128
Other non-current assets	53,703	57,470
Total non-current assets	1,255,548	2,315,573
Total assets	$25,098,128	$32,441,503

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$610,078	$629,666
Customer deposits	10,316,599	16,404,941
Advance from customers	6,191	8,788
Short-term borrowings from a third party	1,977,976	1,868,345
Amount due to related parties	6,457,910	6,862,713
Operating lease liabilities – current	48,171	166,987
Tax payables	101,181	6,050
Total current liabilities	19,518,106	25,947,490

Non-current liabilities
Operating lease liabilities, non-current	38,257	48,856
Total non-current liabilities	38,257	48,856
Total liabilities	19,556,363	25,996,346

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,271,379 shares issued and outstanding as of September 30, 2020; 11,255,129 shares issued and outstanding as of December 31, 2019)	11,271	11,255
Additional paid-in capital	6,351,996	6,320,604
(Accumulated deficit) retained earnings	(499,726)	386,327
Accumulated other comprehensive loss	(321,776)	(273,029)
Total shareholders’ equity	5,541,765	6,445,157
Total liabilities and shareholders’ equity	$25,098,128	$32,441,503

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in U.S. Dollars except Number of Shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee	$-	$-	$557,789	$284,090
Commission	568,853	939,164	2,657,989	1,655,244
Management fee	116,612	184,428	330,138	346,042
Total revenue	685,465	1,123,592	3,545,916	2,285,376

Cost of revenue	(393,990)	(580,282)	(1,804,566)	(1,288,589)

Gross profit	291,475	543,310	1,741,350	996,787

Operating expenses:
General and administrative expenses	(617,228)	(1,159,502)	(2,657,403)	(3,322,547)
Selling expenses	(174,379)	(108,458)	(278,953)	(143,054)
Total operating expenses	(791,607)	(1,267,960)	(2,936,356)	(3,465,601)

Loss from operations	(500,132)	(724,650)	(1,195,006)	(2,468,814)

Other income and expenses:
Other income (expenses)	55,497	13,125	158,941	(88,637)
Loan interest expense	(21,678)	(18,015)	(100,038)	(18,015)
Exchange gain (loss)	547,760	(515,808)	344,275	(564,233)
Total other income (expenses)	581,579	(520,698)	403,178	(670,885)

Income (loss) before provision for income taxes	81,447	(1,245,348)	(791,828)	(3,139,699)

Income tax (benefit) expense	(631)	(117,451)	94,225	(175,473)

Net income (loss)	$82,078	$(1,127,897)	$(886,053)	$(2,964,226)

Foreign currency translation adjustment	(38,371)	(12,750)	(48,747)	46,523

Comprehensive income (loss)	$43,707	$(1,140,647)	$(934,800)	$(2,917,703)

Income (loss) per common share – basic	$0.01	$(0.10)	$(0.08)	$(0.26)
Income (loss) per common share – diluted	$0.01	$(0.10)	$(0.08)	$(0.26)
Weighted average number of common shares outstanding-basic	11,271,379	11,255,129	11,261,694	11,243,082
Weighted average number of common shares outstanding-diluted	11,271,379	11,255,129	11,261,694	11,243,082

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Number	Common	Additional Paid-in	Retained earnings (accumulated	Accumulated other comprehensive
	of shares	Stock	Capital	deficit)	Loss	Total
Balance, December 31, 2019	11,255,129	$11,255	$6,320,604	$386,327	$(273,029)	$6,445,157
Shared-based compensation	-	-	5,986	-	-	5,986
Net loss	-	-	-	(953,362)	-	(953,362)
Foreign currency translation adjustment	-	-	-	-	(8,768)	(8,768)
Balance, March 31, 2020	11,255,129	11,255	6,326,590	(567,035)	(281,797)	5,489,013

Issuance of ordinary shares for restricted stock award	6,250	6	(6)	-	-	-
Issuance of ordinary shares for professional services	10,000	10	13,240	-	-	13,250
Shared-based compensation	-	-	6,053	-	-	6,053

Net loss	-	-	-	(14,769)	-	(14,769)

Foreign currency translation adjustment	-	-	-	-	(1,608)	(1,608)
Balance, June 30, 2020	11,271,379	11,271	6,345,877	(581,804)	(283,405)	5,491,939

Share-based compensation	-	-	6,119	-	-	6,119

Net income	-	-	-	82,078	-	82,078

Foreign currency translation adjustment	-	-	-	-	(38,371)	(38,371)

Balance, September 30, 2020	11,271,379	$11,271	$6,351,996	$(499,726)	$(321,776)	$5,541,765

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of shares	stock	Capital	Earnings	Loss	Total
Balance, December 31, 2018	11,226,025	$11,226	$6,281,790	$4,479,133	$(302,702)	$10,469,447

Shared-based compensation	-	-	16,851	-	-	16,851

Net loss	-	-	-	(708,793)	-	(708,793)

Foreign currency translation adjustment	-	-	-	-	(5,480)	(5,480)

Balance, March 31, 2019	11,226,025	11,226	6,298,641	3,770,340	(308,182)	9,772,025

Issuance of ordinary shares for restricted stock award	29,104	29	4,012	-	-	4,041

Shared-based compensation	-	-	9,719	-	-	9,719

Net loss	-	-	-	(1,127,536)	-	(1,127,536)

Foreign currency translation adjustment	-	-	-	-	64,753	64,753

Balance, June 30, 2019	11,255,129	11,255	6,312,372	2,642,804	(243,429)	8,723,002

Shared-based compensation	-		6,273	-	-	6,273

Net loss	-	-	-	(1,127,897)	-	(1,127,897)

Foreign currency translation adjustment	-	-	-	-	(12,750)	(12,750)

Balance, September 30, 2019	11,255,129	$11,255	$6,318,645	$1,514,907	$(256,179)	$7,588,628

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(6,680,813)	$10,828,217

Cash flows from investing activities:
Purchase of property and equipment	(19,961)	(36,108)
Purchase of available-for-sale investments	-	(22,205,745)
Maturity and redemption of available-for-sale investments	-	22,205,745
Loan to third parties	-	(2,093,555)
Loan repayment from a third party	-	2,443,251
Net cash (used in) provided by investing activities	(19,961)	313,588

Cash flows from financing activities:
Proceeds from a related party’s loan	-	6,226
Proceeds from a third party’s loan	-	1,955,669
Loan repayment to a third party	-	(2,499,500)
Net cash used in financing activities	-	(537,605)

Effect of exchange rate change on cash, cash equivalents and restricted cash	122,268	(33,398)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,578,506)	10,570,802
Cash, cash equivalents and restricted cash, beginning balance	21,829,154	12,524,086
Cash, cash equivalents and restricted cash, ending balance	$15,250,648	$23,094,888
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents as of September 30, 2020 and 2019, respectively	4,934,049	6,086,637
Restricted cash as of September 30, 2020 and 2019, respectively	10,316,599	17,008,251
Total cash, cash equivalents, and restricted cash as of September 30, 2020 and 2019, respectively	$15,250,648	$23,094,888
Supplemental cash flows information:
Cash paid for interest	$-	$156,453
Cash paid for income tax	$58,452	$-

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

Art Era Internet Technology (Tianjin) Co., Ltd (“Art Era”), formed in Tianjin on September 7, 2018, is a directly wholly owned subsidiary of Takung Art Holdings, and formed as a limited liability company with a registered capital of $2 million located in the Pilot Free Trade Zone in Tianjin. Art Era mainly focused on developing its e-commerce platform for art. Art Era was deregistered on June 18, 2019 due to Company’s plan to put off the e-commerce platform development.

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

MQ (Tianjin) Enterprise Management Consulting Co., Ltd. (“Tianjin MQ”) was incorporated in Tianjin, PRC on July 9, 2019 and is a directly wholly owned subsidiary of Hong Kong MQ. It was established as a limited liability company with a registered capital of $100,000 located in the Pilot Free Trade Zone in Tianjin. Tianjin MQ focused on exploring business opportunities and promoting its artwork trading business. Tianjin MQ was deregistered on August 10, 2020 due to the Company streamlining its operation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC.

Beginning in 2020, a strain of coronavirus (COVID-19) has spread globally. Although the Company’s operations have fully resumed in March 2020 and maintained an increasing trend of new trader accounts opening, the extent of the impact of the coronavirus on the Company's business and operations is highly uncertain and cannot be predicted with confidence. The Company’s business and operation will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the nine months ended September 30, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. Dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2020, its interim condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recent Accounting Pronouncements

Except for the ASUs issued but not yet adopted disclosed in Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, prepaid service fees, as well as staff advance.

	September 30,	December 31,
	2020	2019
	(Unaudited)
Prepaid tax	$34,854	$281,582
Prepaid service fees	314,536	132,064
Short-term borrowings to a third party	-	53,919
Staff advance	2,209	18,380
Other current assets	40,985	19,222
Less: allowance for doubtful accounts	-	(53,919)
Prepayment and other current assets, net	$392,584	$451,248

No provision for doubtful accounts was recognized for the three and nine months ended September 30, 2020 and 2019, respectively. The Company has written off the doubtful account balance and deducted from bad debt provision related to the short-term borrowings to a third party in an amount of $54,143 during the nine months ended September 30, 2020.

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
Listing fee	$154,839	$-
Authorized agent subscription revenue	-	560,780
Monthly commission fee	-	1,385,420
Others	-	53,909
Less: allowance for doubtful accounts	-	(2,000,109)
Account receivables, net	$154,839	$-

No provision for doubtful accounts was recognized for the three and nine months ended September 30, 2020 and 2019, respectively.

The Company has written off the doubtful accounts balance and deducted from bad debt provision in an amount of $2,008,385 during the nine months ended September 30, 2020.

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Outstanding Balance (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$736,420	0%	4/1/2021
8/29/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$736,420	0%	4/1/2021
9/20/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	4,000,000	4,000,000	$589,137	0%	4/1/2021
			Total		$2,061,977

•	The interest-free loans (the “RMB Loans”) entered into by Tianjin Takung were guaranteed by Mr. Daquan Wang who is a General Manager and legal representative of Chongqing Aoge Import and Export Co. (“Chongqing”). Mr. Daquan Wang is a citizen of the People’s Republic of China. Both Chongqing and Mr. Daquan Wang are non-related parties to the Company. On September 30, 2020, Tianjin Takung signed an extension agreement for the RMB Loans with the repayment due date being extended to April 1, 2021 without interest.

•

Hong Kong Takung entered into loan agreements (the “HKD Loans”) with Friend Sourcing Ltd, a Hong Kong company (“Friend Sourcing”) with interest accruing at a rate of 8% per annum (See Note 8). Friend Sourcing is a non-related party to the Company.  On September 30, 2020, Hong Kong Takung extended the due date of the HKD Loans with Friend Sourcing to April 1, 2021 with an interest rate of 3% of the total principal amount, or $63,358, for the period from September 30, 2020 to April 1, 2021. (See Note 8)

The transactions with Friend Sourcing were aimed to meet the Company’s working capital needs in Hong Kong Dollars.

Through an understanding between Chongqing and Friend Sourcing, the HKD Loans are “secured” by the RMB Loans. It is the understanding between the parties that the HKD Loans and the RMB Loans will be repaid simultaneously.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Furniture, fixtures and equipment	$212,431	$201,093
Leasehold improvements	210,301	343,697
Computer trading and clearing system	3,429,217	3,379,654
Transport equipment	105,951	103,330
Sub-total	3,957,900	4,027,774
Less: accumulated depreciation	(3,426,590)	(3,167,948)
Property and equipment, net	$531,310	$859,826

Depreciation expense was $109,766 and $148,774 for the three months ended September 30, 2020 and 2019, respectively, and $356,756 and $463,241 for the nine months ended September 30, 2020 and 2019, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Accruals for professional fees	$232,760	$168,040
Accruals for consulting fees	267,544	311,122
Payroll payables	42,480	79,710
Payables for trading and clearing system	50,551	50,295
Other payables	16,743	20,499
Total accrued expenses and other payables	$610,078	$629,666

8. SHORT-TERM BORROWINGS FROM A THIRD PARTY

In July 2019, Hong Kong Takung entered into HKD Loans with Friend Sourcing with interest accruing at a rate of 8% per annum. The HKD Loans are to provide Hong Kong Takung with sufficient HKD currency to meet its working capital requirements. Friend Sourcing is a non-related party to the Company. On September 30, 2020, Hong Kong Takung extended the due date of the HKD Loans with Friend Sourcing to April 1, 2021 with an interest rate of 3% of the total loan amount, or $63,358, for the period from September 30, 2020 to April 1, 2021.

In the meantime, Tianjin Takung entered interest-free RMB Loans with another third party as a guarantee for the HKD Loans. The loan amount was $2,061,977 (RMB 14,000,000). Through an understanding between the two third parties, the HKD Loans are “secured” by the RMB Loans. It is an understanding between the parties that when the HKD Loans are repaid, the RMB Loans will be repaid at the same time.

Date	Borrower	Lender	September 30, 2020 (USD)	December 31, 2019 (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Hong Kong Takung	Friend Sourcing Ltd.	$718,442	$714,808	6~8%	4/1/2021
8/29/2019	Hong Kong Takung	Friend Sourcing Ltd.	$699,741	$696,202	6~8%	4/1/2021
9/20/2019	Hong Kong Takung	Friend Sourcing Ltd.	$559,793	$556,961	6~8%	4/1/2021
		Less: Discount loan payable	$-	$(99,626)
		Total	$1,977,976	$1,868,345

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of September 30, 2020. The fair value of the short-term borrowings approximates their carrying amounts.

9. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of director and related parties to which the Company has transactions with:

(a) Jianping Mao (“Mao”), the Human Resources Management Director of Hong Kong Takung.

(b) Shuhai Li (“Li”), the former legal representative of Tianjin Takung, resigned on April 3, 2020.

(c) Jing Wang (“Wang”), the Chief Financial Officer of the Company since June 1, 2020 and the former legal representative of Tianjin Takung during period from May 28, 2020 to September 24, 2020.

Amount due from related parties, net

Amount due from related parties consisted of the following as of the years indicated:

	September 30, 2020	December 31, 2019
	(Unaudited)
Li (b)(i)	$-	$5,834,554
Wang (c)(i)	5,982,532	-
Mao(a)(ii)	106,769	-
Less: allowance for doubtful accounts (ii)	(106,769)	-
Total current amount due from related parties, net	$5,982,532	$5,834,554

	September 30, 2020	December 31, 2019
	(Unaudited)
Mao (a) (ii)	$-	$104,128
Total noncurrent amount due from a related party	$-	$104,128

Amount due to related parties

Amount due to related parties consisted of the following as of the years indicated:

	September 30, 2020	December 31, 2019
	(Unaudited)
Li (b) (i)	$-	$6,418,980
Wang (c)(i)	6,451,613	-
Mao (a) (ii)	6,297	443,733
Total current amount due to related parties	$6,457,910	$6,862,713

(i)	Amount due to and due from Li and Wang

On September 16, 2019, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Working Capital Loan") with Li for the loan of $6,451,613 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2020. On May 15, 2020, Hong Kong Takung entered into an extension agreement with Li to extend the HK Dollar Working Capital Loan with a maturity date on May 15, 2021. On May 29, 2020, the loan was transferred to Wang.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Working Capital Loan") with Li for the loan of $5,982,532 (RMB40,619,000) with the maturity date of the loan as May 15, 2020. On May 15, 2020, Tianjin Takung entered into an extension agreement with Li to extend the RMB Working Capital Loan with a maturity date on May 15, 2021. On May 29, 2020, the loan was transferred to Wang.

Through an understanding between Wang and the Company, the HK Dollar Working Capital Loan is "secured" by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

(ii)	Amount due to and due from Mao

The amount due to Mao is primarily related to the lease from Mao. On May 13, 2019, the Company entered into a non-cancellable lease agreement with a related party, Mao for its office location in Tianjin, PRC. The leased office location is approximately 2,090.61 square meters. The lease will expire on May 12, 2021. The Company is charged rent at a rate of $0.55 per square meter per day. The agreement requires a lump sum payment of $207,333 (RMB1,449,838) every six months and a deposit of $106,769(RMB724,919). On May 12, 2020, the Company terminated the lease early and recognized bad debt expense of $103,666 related to the deposit due to the remote likelihood of collecting the rent deposit. No related lease liability was recognized as of September 30, 2020.

On October 16, 2019, Tianjin MQ entered into a non-cancellable lease agreement with Ms. Mao for its office facility in Tianjin, PRC. The leased office location is approximately 1,475.67 square meters. The lease was terminated on February 15, 2020 and monthly rent payment is approximately $24,391 (RMB 170,563). As of September 30, 2020, the amount due to Mao pertinent to this lease agreement was $nil.

As of September 30, 2020, Mao also lent a startup deposit of $6,297 to Hong Kong MQ.

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

United States of America

The Coronavirus Aid, Relief and Economy Security Act (“the CARES Act”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for net operation loss (“NOL”) deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of September 30, 2020 due to the recent enactment.

As of September 30, 2020 and December 31, 2019, the Company in the United States had $2,632,562 and $2,167,494 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

Hong Kong

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $257,822) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung U.S, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected Hong Kong Takung to be subject to the two-tier profits tax rates.

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

The income tax provision consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	-	101,738	-
Total Current	$-	$-	$101,738	$-

Deferred:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	(631)	(117,451)	(7,513)	(175,473)
Total Deferred	$(631)	$(117,451)	$(7,513)	$(175,473)

Total income tax (benefit) expense	$(631)	$(117,451)	$94,225	$(175,473)

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income (loss) before income tax expense	$81,447	$(1,245,348)	$(791,828)	$(3,139,699)

Computed tax benefit with statutory tax rate	13,440	(205,484)	(130,651)	(518,050)
Impact of different tax rates in other jurisdictions	16,109	(38,958)	14,432	(55,752)
Impact of preferred tax rate	7,729	54,914	62,248	180,808

Non-deductible items:
Tax effect of non-deductible expenses	153,619	17,096	337,519	34,982
Changes in valuation allowance	(204,420)	47,847	(338,577)	175,405
Others	12,892	7,134	149,254	7,134

Total income tax (benefit) expense	$(631)	$(117,451)	$94,225	$(175,473)

The effective tax rate was (0.8)% and 9.4% for the three months ended September 30, 2020 and 2019, respectively, and (11.9)% and 5.6% for the nine months ended September 30, 2020 and 2019, respectively.

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	September 30, 2020	December 31, 2019
Uncertain tax liabilities, beginning of period	$-	$-
Additions for tax position of current period	73,459	-
Uncertain tax liabilities, end of period	$73,459	$-

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the interim condensed consolidated financial statements as of September 30, 2020. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of September 30, 2020 and December 31, 2019, respectively.

Our subsidiary, Hong Kong Takung, has been recently selected for routine examination for its tax years ended 31 December 2016 through 2018 by Hong Kong Inland Revenue Department (“IRD”). As of September 30, 2020 and December 31, 2019, the Company had $73,459 and $nil, respectively, of uncertain tax liabilities related to the different methodology of certain tax non-deductible expenses applied by the IRD. The examination is currently in progress. Due to the uncertain tax regulations, it is possible that the ultimate resolution of uncertain tax positions may result in an adverse finding and we would be subject to additional liability which could be materially different from these estimates. In such circumstances, we will record additional tax expense or tax benefit in the period in which such the resolution occurs. The Company does not expect the position of uncertain tax liabilities will significantly fluctuate within the next twelve months.

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

The following table provides a summary of leases by balance sheet location as of September 30, 2020:

Assets/liabilities	Classification	As of September 30, 2020
Assets		(Unaudited)
Operating lease right-of-use assets	Operating lease assets	$97,474

Liabilities
Current
Operating lease liability – current	Current operating lease liabilities	$48,171

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	38,257

Total lease liabilities		$86,428

The operating lease expenses for the three months and nine months ended September 30, 2020 and 2019 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2020	2019	2020	2019
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	Cost of revenue, general and administrative expenses	$72,901	$145,313	$466,419	$282,486
Total lease cost		$72,901	$145,313	$466,419	$282,486

Maturities of operating lease liabilities at September 30, 2020 were as follows:

Maturity of Lease Liabilities	Operating Leases
2020 (remaining)	$37,821
2021	14,728
2022	14,728
2023	14,728
2024	14,728
Thereafter	-
Total lease payments	$96,733
Less: interest	(10,305)
Present value of lease payments	$86,428

	Nine Months Ended September 30,
Lease Term and Discount Rate	2020	2019
	(Unaudited)	(Unaudited)
Weighted-average remaining lease term (years)
Operating leases	2.81	1.86

Weighted-average discount rate (%)
Operating leases	8%	8%

	Nine Months Ended September 30,
Other Information	2020	2019
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$208,198	$448,405
Leased assets obtained in exchange for new operating lease liabilities	-	1,032,824

12. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$82,078	$(1,127,897)	$(886,053)	$(2,964,226)

Denominator:
Weighted-average shares outstanding - Basic	11,271,379	11,255,129	11,261,694	11,243,082
Stock options and restricted shares	-	-	-	-
Weighted-average shares outstanding - Diluted	11,271,379	11,255,129	11,261,694	11,243,082

Income (loss) per share
-Basic	0.01	(0.10)	(0.08)	(0.26)
-Diluted	0.01	(0.10)	(0.08)	(0.26)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Due to the loss from continued operations for the three and nine months ended September 30, 2019, approximately 130,890 options, were excluded from the calculation of diluted net loss per share.

Due to the options were out-of-money, approximately 100,890 options were excluded from the calculation of the diluted net income per share, for the three months ended September 30, 2020.

Due to the loss from continued operations for the nine months ended September 30, 2020 approximately 100,890 options were excluded from the calculation of diluted net loss per share.

13. CONTINGENCIES

Around May and June 2020, the Company received two summonses regarding the institution of two individual proceedings against Shanghai Takung, Tianjin Takung and Hong Kong Takung in the Shanghai Pudong People’s Court, China, as a result of contractual disputes and misrepresentations over ownership units made by a certain service agent. The claims amounted to approximately $0.23 million. Subsequently, one of the plaintiffs with a claim amount of $0.15 million withdrew his claim against Tianjin Takung on July 1, 2020. The withdrawal was approved by the Shanghai Pudong People’s Court on July 20, 2020. Meanwhile, the other litigation proceeding with a claim amount of approximately $0.08 million has been transferred to the Tianjin City Beicheng District People’s Court on July 22, 2020. On October 12, 2020, a court hearing was held, and a ruling has not been issued by the Tianjin City Beicheng District People’s Court by the date of the issuance of the interim condensed consolidated financial statements. The Company hired legal counsel to evaluate the case and believes that the claim is without merit and intends to vigorously defend itself.

On or around July 2020, a third claim was filed in the Shanghai Pudong People’s Court, China against Hong Kong Takung on the basis of alleged breaches of contract. The claim amount has yet to be determined.

In the opinion of management, it is not probable that the Company will incur any losses arising from the above litigation cases. As such, as of September 30, 2020 the Company has not accrued any liability in connection with potential losses from the legal proceedings.

Except for the above, as of September 30, 2020 and through the issuance date of the condensed consolidated financial statements included in this Form 10-Q, the Company does not have any other significant indemnification claims.

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

Overview

Takung Art Co., Ltd (“Takung”) were incorporated in Delaware under the name Cardigant Medical Inc. on April 17, 2009. Our initial business plan was to focus on the development of novel biologic and peptide based compounds and enhanced methods for local delivery for the treatment of vascular disease including peripheral artery disease and ischemic stroke.

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

On July 28, 2015, Hong Kong Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Shanghai Takung assists in Hong Kong Takung’s operations by receiving deposits from and making payments to online artwork traders in mainland China on behalf of Hong Kong Takung. On January 27, 2016, Hong Kong Takung incorporated a wholly owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) in the Tianjin Free Trade Zone (TJFTZ) in Tianjin, China with a registered capital of $1 million. Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China. Management recently determined to merge the operations of Shanghai Takung with Tianjin Takung’s and dissolved Shanghai Takung in order to save costs on May 8, 2020.

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

Art Era Internet Technology (Tianjin) Co., Ltd (“Art Era”), formed in Tianjin on September 7, 2018, is a directly wholly owned subsidiary of Takung Art Holdings, and formed as a limited liability company with a registered capital of $2 million located in the Pilot Free Trade Zone in Tianjin. Art Era mainly focused on developing its e-commerce platform for art. Art Era was deregistered on June 18, 2019 due to Company’s plan to put off the e-commerce platform development.

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

MQ (Tianjin) Enterprise Management Consulting Co., Ltd (“Tianjin MQ”) was incorporated in Tianjin, PRC on July 9, 2019 and is a directly wholly owned subsidiary of Hong Kong MQ. It was established as a limited liability company with a registered capital of $100,000 located in the Pilot Free Trade Zone in Tianjin. Tianjin MQ focused on exploring business opportunities and promoting our artwork trading business. Tianjin MQ was deregistered on August 10, 2020 due to the Company’s streamlining its operation.

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

Although we do not expect that the virus will have a material adverse effect on our business or financial results at this time, COVID-19 may eventually affect the Company's 2020 overall business performance. The operating results for the three and nine months ended September 30, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees.

21

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2020 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

The following tables set forth our interim condensed consolidated statements of income data with a percentage:

	Three Months Ended September 30,
	2020	% of Revenue	2019	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$685,465	100	$1,123,592	100
Cost of revenue	(393,990)	(58)	(580,282)	(52)
Selling expense	(174,379)	(25)	(108,458)	(10)
General and administrative expenses	(617,228)	(90)	(1,159,502)	(103)
Total costs and expenses	(1,185,597)	(173)	(1,848,242)	(165)
Loss from operations	(500,132)	(73)	(724,650)	(65)
Other income (expenses), net	581,579	85	(520,698)	(46)
Income (loss) before income taxes	81,447	12	(1,245,348)	(111)
Income tax benefit	(631)	(0)	(117,451)	(10)
Net income (loss)	$82,078	12	$(1,127,897)	(101)

Revenue

The following table sets forth our interim condensed consolidated revenue by revenue source:

	Three Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Listing fee revenue	$-	$-
Commission revenue	568,853	939,164
Management fee revenue	116,612	184,428
Total	$685,465	$1,123,592

(i)	Listing fee revenue

As of September 30, 2020, a total of 292 sets of artwork were listed for trade on our platform —comprising 67 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $28,502,185 (HK$221,100,000); 35 pieces of jewelry with a total listing value of $9,366,661 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $17,021,386 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,246,529 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $670,336 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $335,168 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,095,742 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,329,586 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,911 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,096,954 (HK$8,509,400), of which 22.5%-48% (for 67 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended September 30, 2020, there were no new artworks listed on our platform because of the uncertain economic climate and tepid investor interest. We however plan to resume new listings in the last quarter of the year.

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

There was no change to the listing revenue for the three months ended September 30, 2020 and 2019 as there was no new artwork listed on our platform during those periods.

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

We used to offer commissions to traders and service agents. Effective January 1, 2019, we no longer offer commissions to our traders. For service agents, we offer a total of 40% to 75% of the commission earned from transactions with new traders to the service agents when they bring in an agreed number of traders to the trading platform.

The commission paid to the service agents and discounts are recognized as a cost of revenue in the same period the related revenue is recognized.

Total commission revenue decreased by $370,311 or 39% for the three months ended September 30, 2020 to $568,853 compared to $939,164 for the three months ended September 30, 2019, which was mainly the result of a decrease in trading amounts of non-VIP trader from $363,676,117 for the three months ended September 30, 2019 to $225,925,736 for the same period in 2020. Additionally, decreased non-transactional transfers also led to decreased commission revenue.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the three-month period ended September 30, 2020 management fee revenue fell by $67,816, from $184,428 for the three months ended September 30, 2019 to $116,612 due to a decrease in trading artwork units.

Revenue by customer type

The following table presents our revenue by customer type:

	Three Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Non – VIP Traders	$427,373	$853,276
VIP Traders	258,092	270,316
Total	$685,465	$1,123,592

Cost of Revenue

	Three Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$233,784	$370,204
Depreciation	79,518	116,082
Internet service charge	51,591	62,104
Artwork insurance	12,152	12,192
Artwork storage	15,802	19,700
Others	1,143	-
Total	$393,990	$580,282

Cost of revenue for the three months ended September 30, 2020 and September 30, 2019 was $393,990 and $580,282, respectively. The decline in cost of revenue by $186,292, for the three months ended September 30, 2020 compared to September 30, 2019, was mainly due to a decrease in commissions paid to service agents by $136,420 because of the decrease in trading amounts during the three months ended September 30, 2020 as discussed above. Overall decrease in cost of revenue was further contributed by the decrease in depreciation by $36,564 due to some of our computer equipment and trading systems having been fully depreciated, a decline in internet service charges by $10,513 and a reduction of artwork storage costs by $3,898.

Gross Profit

Gross profit was $291,475 or 42.5% of the total revenue for the three months ended September 30, 2020 compared to $543,310 or 48.4% of the total revenue for the three months ended September 30, 2019.

Commission fees contributed 83.0% of the total revenue for the three months ended September 30, 2020 compared to 83.6% in the corresponding period in 2019. Our management fee contributed to 17.0% of the total revenue for the three months ended September 30, 2020 compared to 16.4% in the same period in 2019. Although the percentages of commission and management fee revenues were approximately identical for the three months ended September 30, 2020 compared to those in the same period in 2019, the dollar amount of those revenue was lower in the three months ended September 30, 2020. Particularly, our commission revenue for the three months ended September 30, 2020 decreased by $370,311 from $939,164 for the three months ended September 30, 2019 to $568,853 in same period in 2020. Moreover, our cost of revenue for the three months ended September 30, 2020 was 57.5% of the total revenue compared to 51.6% for the same period in 2019. Consequently, we posted a lower gross profit and gross profit margin of $291,475 or 42.5%, respectively, for the three months ended September 30, 2020 compared to $543,310 or 48.4%, respectively, for the same period in 2019.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2020 were $617,228 compared to $1,159,502 for the three months ended September 30, 2019. The decline in general and administrative expenses by $542,274 or 46.8% was attributable to a significant reduction in office, insurance and rental expenses by $287,832 due to early lease terminations by Tianjin Takung and Tianjin MQ in July 2020, a decrease in salary and welfare by $124,373 as a result of lower employee headcount and salary reduction of our executives, a decrease in legal and professional fees by $102,950 due to reduced audit and legal fees incurred by Hong Kong Takung, a decrease in consultancy fees by $19,587 attributable to lower consulting fees charged by our consultants of Tianjin Takung, a decrease in depreciation by $2,444, and a decrease in travel and accommodation fees by $26,922 due to fewer overseas travel and accommodation during the three months ended September 30, 2020 compared to the same period in 2019. The overall decline in general and administrative expenses was offset by an increase in non-deductible input VAT expense by $20,461 as a result of an increase in service fees paid to Tianjin Takung.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended September 30, 2020 and September 30, 2019.

	Three Months Ended
	September 30,
	2020	% of Total	2019	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$281,247	45.6	$405,620	35.0
Office, insurance and rental expenses	82,115	13.3	369,947	31.9
Legal and professional fees	110,313	17.9	213,263	18.4
Non-deductible input VAT expense	61,179	9.9	40,718	3.5
Travel and accommodation fees	2,017	0.3	28,939	2.5
Consultancy fee	26,907	4.4	46,494	4.0
Depreciation	30,248	4.9	32,692	2.8
Share based compensation expense	6,119	1.0	6,273	0.5
Others	17,083	2.7	15,556	1.4
Total general and administrative expense	$617,228	100.0	$1,159,502	100.0

Other income (expenses)

Other income for the three months ended September 30, 2020 was $581,579, compared to other expenses of $520,698 for the same period in 2019. The significant increase in other income for the three months ended September 30, 2020 is predominantly due to a significant increase in foreign currency exchange gain by $547,760, arising from the appreciation of the Renminbi against the US dollar and sundry income by $34,656.

Income tax expense (benefits)

The Company’s effective tax rate varies due to the multiple jurisdictions in which it books its pretax income or losses. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate of 8.25% for the first HK$ 2 million (approximately $257,822) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $257,822) and PRC enterprise income tax rate of 25%.

The effective tax rates for the three months ended September 30, 2020 and 2019 were (0.8)% and 9.4%, respectively.

The income tax benefits were $631 and $117,451 for the three months ended September 30, 2020 and 2019, respectively. Although the Company generated net income before income tax for the three months ended September 30, 2020, it incurred income tax benefit which was primarily driven by the tax loss incurred by our subsidiary, Hong Kong Takung.

Net income (loss)

We recorded a net income of $82,078 and net loss of $1,127,897 for the three months ended September 30, 2020 and 2019, respectively.

The net income of $82,078 incurred in this current period compared to the net loss, $1,127,897, incurred in the same period in 2019 was predominantly due to an increase in exchange gain by $1,063,568.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2020 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

The following tables set forth our condensed consolidated statements of income data:

	Nine Months Ended
	September 30,
	2020	% of Revenue	2019	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$3,545,916	100	$2,285,376	100
Cost of revenue	(1,804,566)	(51)	(1,288,589)	(56)
Selling expense	(278,953)	(8)	(143,054)	(6)
General and administrative expenses	(2,657,403)	(75)	(3,322,547)	(146)
Total costs and expenses	(4,740,922)	(134)	(4,754,190)	(208)
Loss from operations	(1,195,006)	(34)	(2,468,814)	(108)
Other income (expenses), net	403,178	11	(670,885)	(29)
Loss before income taxes	(791,828)	(23)	(3,139,699)	(137)
Income tax expense (benefit)	94,225	3	(175,473)	(8)
Net loss	$(886,053)	(26)	$(2,964,226)	(129)

Revenue

The following table sets forth our condensed consolidated revenue by revenue source:

	Nine Months Ended
	September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Listing fee revenue	$557,789	$284,090
Commission	2,657,989	1,655,244
Management fee revenue	330,138	346,042
Total	$3,545,916	$2,285,376

(i)	Listing fee revenue

As of September 30, 2020, a total of 292 sets of artwork were listed for trade on our platform —comprising 67 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $28,502,185 (HK$221,100,000); 35 pieces of jewelry with a total listing value of $9,366,661 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $17,021,386 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,246,529 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $670,336 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $335,168 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,095,742 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,329,586 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,911 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,096,954 (HK$8,509,400), of which 22.5%-48% (for 67 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the nine months ended September 30, 2020, there were 7 new sets of paintings listed on our platform. Their total listing values were $2,449,306(HK$19,000,000) for the paintings, of which 22.83-23% (for the paintings) of the listed values were charged as listing fees.

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

The listing fees revenue rose to $557,789 during the nine months ended September 30, 2020 compared to $284,090 for the same period ended September 30, 2019. The higher listing fee revenue for the nine months ended September 30, 2020 compared to that for the same period in 2019 was due to the higher total listing values of the artworks listed during the nine months ended September 30, 2020. Our listing fee was charged based on the listing value of an artwork.

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

Total commission revenue grew by $1,002,745 or 60.6% for the nine months ended September 30, 2020 to $2,657,989 compared to $1,655,244 for the nine months ended September 30, 2019 mainly due to higher trading transaction amount incurred and more traders involved in the first and second quarters of 2020. Total transaction amounts for the nine months ended September 30, 2020 and 2019 were $6,082,049,702 (HK$47,171,899,387) and $1,958,853,980 (HK$15,341,601,522), respectively. Total active traders for the nine months ended September 30, 2020 and 2019 were 167,345 and 104,307, respectively.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the nine months ended September 30, 2020, management fee revenue decreased by $15,904, from $346,042 for the nine months ended September 30, 2019 to $330,138, due to the lower trading units in the current period.

Revenue by customer type

The following table presents our revenue by customer type:

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Artwork owners	$557,789	$284,090
Non – VIP traders	2,362,204	1,494,066
VIP traders	625,923	507,220
Total	$3,545,916	$2,285,376

Cost of Revenue

	Nine Months ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$1,333,089	$660,208
Depreciation	263,954	359,878
Internet service charge	122,226	159,882
Artwork insurance	36,423	36,124
Artwork storage	47,731	72,033
Others	1,143	464
Total	$1,804,566	$1,288,589

Cost of revenue for the nine months ended September 30, 2020 and September 30, 2019 was $1,804,566 and $1,288,589, respectively. The rise in cost of revenue for the nine months ended September 30, 2020 compared to September 30, 2019 was mainly due to an increase in the commissions paid to service agents by $672,881. This increase was driven by a higher trading transaction amounts during the nine months ended September 30, 2020 as discussed above. Such increase was offset by a decrease in depreciation by $95,924 due to some of our computer equipment and trading systems having been fully depreciated, a decline in internet service charges by $37,656 and a decrease of artwork storage costs by $24,302.

Gross Profit

Gross profit was $1,741,350 or 49.1% of the total revenue for the nine months ended September 30, 2020, compared to $966,787 or 43.6% of the total revenue for the nine months ended September 30, 2019. The increase in gross profit and margin was mainly due to the growth in total revenue.

Overall total revenue for the nine months ended September 30, 2020 rose by $1,260,540 or 55.2% compared to the same period in 2019. Compared to the same period in 2019, there was a significant increase in commission revenue for the nine months ended September 30, 2020 by $1,002,745 or 60.6%. Consequently, we posted a gross profit margin of 49.1% for the nine months ended September 30, 2020 compared to 43.6% for the same period in 2019.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2020 were $2,657,403, compared to $3,322,547 for the same period in 2019. The reduction in general and administrative expense by $665,144 or 20.0% was attributed to a significant decrease in salary and welfare by $383,472 due to lower employee headcount and salary reduction of our executives, a decrease in consultancy fees by $121,717 due to lower consulting fees charged by our consultants of Tianjin Takung, a decrease in legal and professional fees by $141,468 due to reduced audit and legal fees incurred by Hong Kong Takung, a decrease in travel and accommodation fees by $35,134 due to fewer overseas travel and accommodation, a fall in share-based compensation by $5,476 as there were no additional stock options granted, a decrease in office, insurance and rental expenses by $105,038 due to early lease terminations by Tianjin Takung and Tianjin MQ in July 2020 and a decrease in depreciation by $10,561 as some of our furniture and fixtures and computer equipment had been fully depreciated. The overall decline in general and administrative expenses was offset by an increase in non-deductible input VAT expense by $83,442 as a result of an increase in service fees paid to Tianjin Takung and other expense by $54,280.

The following table sets forth the main components of the Company’s general and administrative expenses for the nine months ended September 30, 2020 and September 30, 2019.

	Nine Months Ended
	September 30,
	2020	% of Total	2019	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$900,014	33.9	$1,283,486	38.6
Legal and professional fees	454,435	17.1	595,903	18.0
Office, insurance and rental expenses	592,591	22.3	697,629	21.0
Consultancy fee	97,212	3.7	218,929	6.6
Non-deductible input VAT expense	213,758	8.0	130,316	3.9
Depreciation	92,802	3.5	103,363	3.1
Traveling and accommodation fees	46,148	1.7	81,282	2.4
Share Based Compensation Expense	31,408	1.2	36,884	1.1
Others	229,035	8.6	174,755	5.3
Total general and administrative expense	$2,657,403	100.0	$3,322,547	100.0

Other income (expenses)

Other income for the nine months ended September 30, 2020 was $403,178 compared to other expenses $670,885 for the nine months ended September 30, 2019. The significant increase in other income for the nine months ended September 30, 2020 is predominantly due to a significant increase in foreign currency exchange gain by $908,508, arising from the appreciation of the Renminbi against the US dollar.

Income tax (expense) benefit

The Company’s effective tax rate varies due to the multiple jurisdictions in which it books its pretax income or losses. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate of 8.25% for the first HK$ 2 million (approximately $257,822) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $257,822) and PRC enterprise income tax rate of 25%.

The effective tax rates for the nine months ended September 30, 2020 and 2019 were (11.9)% and 5.6%, respectively.

The income tax expense and income tax benefit were $94,225 and $175,473 for the nine months ended September 30, 2020 and 2019, respectively. The increase in income tax expense by $269,698 primarily due to a recognition of uncertain tax position driven by the income tax examination of our subsidiary in Hong Kong and a decrease in deferred tax attributable to less net operating loss incurred by the Company.

Net loss

We recorded a net loss for the nine months ended September 30, 2020 of $886,053 compared to net loss of $2,964,226 for the nine months ended September 30, 2019.

The decrease in the net loss by $2,078,173 during this current period compared to the same period in 2019 was predominantly triggered by the growth in total revenue and foreign exchange gain for the nine months ended September 30, 2020 as discussed above.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Nine Months Ended
	September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(6,680,813)	$10,828,217
Net cash (used in) provided by investing activities	(19,961)	313,588
Net cash used in financing activities	-	(537,605)
Effect of exchange rate change on cash, cash equivalents and restricted cash	122,268	(33,398)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,578,506)	10,570,802
Cash, cash equivalents and restricted cash, beginning balance	21,829,154	12,524,086
Cash, cash equivalents and restricted cash, ending balance	$15,250,648	$23,094,888

Sources of Liquidity

During the nine months ended September 30, 2020, net cash used in operating activities totaled $6,680,813, which predominantly resulted from the net loss of $886,053 and a decline in net change in operating assets and liabilities of $5,931,174 and offset by non-cash adjustments to net loss of $136,414. Net cash used in investing activities included purchase of furniture and computer equipment by Tianjin Takung. There was no net cash used in or provided by financing activities for the nine months ended September 30, 2020. The resulting change in cash for the period was a decrease of $6,578,506. The cash balance at the beginning of the period was $21,829,154. The cash balance as of September 30, 2020 was $15,250,648.

During the nine months ended September 30, 2019, net cash generated from operating activities totaled $10,828,217 which primarily resulted from an increase in client deposits by $12,459,049 placed by the customers for upcoming transactions and offset by net loss of $2,964,226. Net cash generated from investing activities totaled $313,588. Net cash used in financing activities totaled $537,605. The resulting change in cash for the period was an increase of $10,570,802. The cash balance at the beginning of the period was $12,524,086. The cash balance on September 30, 2019 was $23,094,888.

As of September 30, 2020, the Company had $19,518,106 in total current liabilities, which included $610,078 in accrued expenses and other payables, $10,316,599 in customer deposits, $1,977,976 in short-term borrowings from a third party, $6,457,910 in amount due to related parties, $6,191 in advances from customers, $48,171 in lease liabilities and $101,181 in tax payables.

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

Future Financings

Our management forecasts that we have sufficient cash from our operations to fund our business organically. However, we may conduct equity sales of our common stock in order to fund further expansion and growth of our business. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any sales of the equity securities to fund expansion and other activities, and if we are able to, there is no guarantee that existing shareholders will not be substantially diluted. In essence, we do not need to rely on equity sales to fund our business operations.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mrs. Zhihua Yang and our Chief Financial Officer, Mrs. Jing Wang. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2020 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Both cases originated in the Shanghai Pudong People’s Court. However, because Shanghai Takung was subsequently deregistered on May 8, 2020, both plaintiffs requested the defendant in their respective cases be re-named Hong Kong Takung Art Co. Ltd, its parent company. The plaintiffs also requested that Takung Cultural Development (Tianjin) Co., Ltd be named as additional defendant. In addition to damages, plaintiffs Chunji Zhao and Guangming Su were also claiming litigation costs of RMB1,090,000 (approximately, $0.16 million) and RMB 536,025 (approximately, $0.08 million) respectively.

On July 1, 2020, Chunji Zhao withdrew his claim against Tianjin Takung. The withdrawal was approved by the court on July 20, 2020. The other litigation proceeding from Guangming Su has been transferred to the Tianjin City Beicheng District People’s Court on July 22, 2020 and is presently under review. On October 12, 2020, a court hearing was held, and a ruling has not been issued by the Tianjin City Beicheng District People’s Court by the date of the issuance of the interim condensed consolidated financial statements. The Company hired legal counsel to evaluate the case and believes that the claim is without merit and intends to vigorously defend itself.

On or around July 2020, a third filing claim was filed in the Shanghai Pudong People’s Court, China against Hong Kong Takung Art Co. Ltd in the Shanghai Pudong People’s Court, China, on the basis of alleged breaches of contract. The claim amount has yet to be determined. In our management’s opinion, it is not probable that we will incur any losses arising from this litigation case. As such, as of September 30, 2020 the Company has not accrued any liability in connection with potential losses from the legal proceedings.

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

TAKUNG ART CO., LTD

Date: November 13, 2020	By:	/s/ Zhihua Yang
Zhihua Yang
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Jing Wang
Jing Wang
Chief Financial Officer
(Principal Financial Officer)