Form 10-K
period 2020-12-31
Takung Art Co., Ltd.
filed 2021-03-31
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Room 709 Tower 2, Admiralty Centre, 18 Harcourt Road, Admiralty, Hong Kong
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s second fiscal quarter, was approximately $6,296,651.

The number of shares of common share, par value $0.001 outstanding as of March 29, 2021 is 11,271,379.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Our reporting currency is U.S. Dollars. This Annual Report also contains translations of certain foreign currency amounts into U.S. dollars for the convenience of the reader. Unless otherwise stated, all translations of HK$ into U.S. dollars were made at HK$7.7534 and HK$7.7894 to US$1.00 and translations of Renminbi into U.S. dollars were made at RMB6.525 and RMB6.9618 to US$1.00, the exchange rates set forth in the H.10 statistical release of the Federal Reserve Board on December 31, 2020 and December 31, 2019, respectively. We make no representation that the HK$, Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or could be converted into U.S. dollars, HK$ or Renminbi, as the case may be, at any particular rate or at all. As of March 31, 2021, the translations of HK$ and Renminbi into U.S. dollars were made at HK$7.7744 and RMB6.5696 to US$1.00, respectively.

References to “PRC” or “China” are to the People’s Republic of China, excluding, for the purposes of this Annual Report only, Taiwan and the special administrative regions of Hong Kong and Macau.

References to “Hong Kong” are to “Hong Kong, Special Administrative Region of the People’s Republic of China”.

Unless otherwise specified or required by context, references to “we,” “the Company”, “Takung”, “our” and “us” refer collectively to (i) Takung Art Co., Ltd, (ii) the subsidiaries of Takung Art Co., Ltd, Hong Kong Takung Art Company Limited (“Hong Kong Takung”), Hong Kong MQ Group Limited (“Hong Kong MQ”), a Hong Kong limited liability company and its wholly-owned PRC subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”), a wholly-owned subsidiary of Hong Kong Takung incorporated in the Tianjin Pilot Free-Trade Zone (TJFTZ) in Tianjin, China respectively.

References to Tianjin Takung’s “registered capital” is to the equity of Tianjin Takung, which under PRC law is measured not in terms of shares owned but in terms of the amount of capital that has been contributed to a company by a particular shareholder or all shareholders. The portion of a limited liability company’s total capital contributed by a particular shareholder represents that shareholder’s ownership of the company, and the total amount of capital contributed by all shareholders is the company’s total equity. Capital contributions are made to a company by deposits into a dedicated account in the company’s name, which the company may access in order to meet its financial needs. When a company’s accountant certifies to PRC authorities that a capital contribution has been made and the company has received the necessary government permission to increase its contributed capital, the capital contribution is registered with regulatory authorities and becomes a part of the company’s “registered capital.”

PART I

Item 1.   Business

Overview

Takung Art Co., Ltd is a holding company that, through Hong Kong Takung Art Company Limited (“Hong Kong Takung”) and Takung Cultural Development (Tianjin) Co. Ltd., Hong Kong Takung’s wholly-owned subsidiary in China (“Tianjin Takung”), operates an electronic online platform located at http://en.takungae.com/ for artists, art dealers and art investors to offer and trade in ownership units over valuable artwork. On June 19, 2019, Takung Art Co., Ltd purchased from Ms. Ma Hiu Ngai, the Company’s shareholder, one (1) ordinary share of Hong Kong MQ Group Limited (“Hong Kong MQ”), constituting 100% of its issued and outstanding shares, for a cash consideration of HK$1.00 and therefore made Hong Kong MQ its wholly-owned subsidiary.

Through Hong Kong Takung and Tianjin Takung, we offer on-line listing and trading services that allow artists/art dealers/owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform. Our platform also makes investment in high-end and expensive artwork more accessible to ordinary people without substantial financial resources. We have deregistered Takung Art Holdings and Shanghai Takung in an effort to streamline our business operations.

We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees.

We are headquartered in Hong Kong, Special Administrative Region, People’s Republic of China and conduct business in Hong Kong and Tianjin. Our principal executive office is located at Room 709, Tower 2, Admiralty Centre, 18 Harcourt Road, Admiralty, Hong Kong.

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

As a result of the transfer of the excluded assets pursuant to the Contribution Agreement and the acquisition of all the issued and outstanding shares of Hong Kong Takung, we ceased the Cardigant Business and have now assumed Hong Kong Takung’s business operations.

On November 5, 2014, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of the State of Delaware to change our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd.”

On July 28, 2015, Hong Kong Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Shanghai Takung assists in Hong Kong Takung’s operations by receiving deposits from and making payments to online artwork Traders in mainland China on behalf of Hong Kong Takung. On January 27, 2016, Hong Kong Takung incorporated a wholly owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) in the Tianjin Free Trade Zone (TJFTZ) in Tianjin, China with a registered capital of $1 million. Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China. Management has recently determined to merge the operations of Shanghai Takung with Tianjin Takung’s and deregistered Shanghai Takung in order to save costs on May 8, 2020.

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

Corporate Structure

The diagram below illustrates our current corporate structure:

Our Trading Platform

Our proprietary platform is an all-electronic trading system, consisting of host computers, client-side terminals and an interconnected communication system. Our trading system supports the trading and payment/settlement of artwork ownership units. It is an electronic platform developed by a third-party software development company and customized for us, primarily consisting of a matching system, a transaction monitoring system, an account managing system and a settlement system.

Matching is a core function of our trading platform. Our system concludes transactions by matching all the transactions submitted by the Traders (as defined below). Transaction monitoring system is responsible for monitoring the daily transactions in real-time to ensure fairness and accuracy in our trading platform. The settlement system verifies and reconciles daily statistical data with the banks’ transaction system, and completes the registration and settlement (or payment) of artwork units once the transaction data is verified.

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

The transaction on our trading platform are wholly settled in HKD. For RMB deposits and withdrawal in China, our trading platform through Enterprise Resources Planning (ERP) system, can directly connect trader bank accounts to our bank accounts under Bank of China, Ping An Bank, Minsheng Bank, China Citic Bank and Shanghai Pudong Development Bank (“SPD Bank”) to facilitate account and transaction enquiries. The transaction instructions will be submitted to our trading platform on a real-time basis for their deposit. Our trading platform subscribed the payment function from each of those banks which provides real-time payment and settlement service to make deposits quick and easy. If they would like to withdraw money from their trading account, the Traders will put in a request on our trading platform. After confirming the Traders’ accounts have sufficient money for withdrawal, we will transfer the money from the client-money bank account to the Traders’ individual bank account.

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

Through our subsidiary, Shanghai Takung, we are able to receive deposits from and make payments to online artwork Traders in mainland China on behalf of Hong Kong Takung. We disbanded the whole software development team in Hangzhou and will outsource the research and development work of our trading platform to a third-party contractor when the need arises. Tianjin Takung is presently a back office for Hong Kong Takung and Shanghai Takung, which provides technology support and also carries out marketing and promotion activities in mainland China. On September 30, 2019, the operations of Shanghai Takung merged with Tianjin Takung’s operations, and the management deregistered Shanghai Takung in order to save costs on May 8, 2020.

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

As of December 31, 2020, a total of 295 sets of artwork were listed for trade on our platform —comprising 70 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $29,538,802 (HK$229,100,000); 35 pieces of jewelry with a total listing value of $9,368,352 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $17,024,459 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,248,740 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $670,457 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $335,229 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,096,940 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,329,826 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,934 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,097,152 (HK$8,509,400), of which 22.5%-48% (for 70 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

Traditionally, artwork is sold and transacted by the creator/owner of it through galleries, stores and agents.

Similarly, an artwork is presented to us for listing by the owner/artist (Original Owner) together with an agent (Offering Agent). Both the Original Owner and the Offering Agent would have discussed and proposed a price for the artwork in their listing application to us. An Offering Agent assists the Original Owner with the listing process, such as getting the artwork appraised by a third party professional, assigning an initial value for each trading unit at listing, performing research and preparing the marketing material and promotional activities to attract Traders’ interest. There may be circumstances in the future that the Original Owner will approach us for the listing, in which case, we will recommend an Offering Agent to assist the Original Owner with the listing process. However, we consider this to be a rare case. For the 295 pieces of artwork that we have listed through December 31, 2020, the listing processes were all initiated by Offering Agents.

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

If the total subscribed units exceed the Offering Percentage but are less than the total offered amount, then the Offering Agent is obliged to purchase the remaining units on the same offering terms or if no Offering Agent is engaged, the Original Owner shall retain the remaining units. In the former, the Offering Agent is required to link its bank accounts in PRC with its trading account with us to ensure that it has sufficient funds to purchase any remaining unsold units. The Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-48.5% of the total offering price for calligraphies, paintings, jewelry, ambers, precious stones, antique mammoth ivory carving, porcelain pastel paintings and porcelain, which are the major types of artwork listed and traded on our system as of December 31, 2020. The listing fee is earned when the units for the artwork are successfully subscribed for and trades on our platform.

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

As of December 31, 2020, there were a total of 295 pieces of artworks, including 70 sets of paintings and calligraphies, 35 pieces of jewelry, 134 pieces of precious stones, 29 pieces of amber, 4 pieces of antique mammoth ivory carving, 2 pieces of porcelain pastel paintings, 7 pieces of porcelain, 6 sets of Unit+ products, 1 piece of Yixing collectable and 7 pieces of sports memorabilia successfully listed and trading on our system.

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

The listed artwork is also required to be stored at qualified facilities. The storage companies we select are experienced with artwork storage and transportation. Specifically, the storage facility should meet the following requirements:

•	Has warehouses with constant temperature and humidity in different locations;

•	Has 24-hour video surveillance and infrared burglar alarm system;

•	Has professional artwork transportation equipment; and

•	Has security personnel.

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

Employees

As of March 31, 2021, we had 24 full-time employees, comprising 18 employees who are based in the People’s Republic of China, and 6 employees who are based in Hong Kong. Ms. Zhihua Yang is our Chief Executive Officer. Ms. Jing Wang is our Chief Financial Officer. As for the other 22 employees, 2 are from the Business Development department, 1 are from the Big Data Analytics department, 4 are from the IT department, 1 is from the Transaction Management department, 5 are from Human Resources and Administration department, 1 is from Customer Service department, 2 are from the Clearing and Settlement department, 1 is from the Legal department, 5 are from the Accounting and Finance Team.

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

Under the Act, U.S. federal net operating losses (NOLs) carryforwards will be carried forward indefinitely while the two-year NOL carrybacks for NOLs arising in taxable years ending after December 31, 2017 was repealed. Furthermore, the Act imposes an annual limit of 80% on the amount of the taxable income that such NOLs can offset for the NOLs arising in taxable years ending December 31, 2019 and thereafter.

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

The Coronavirus Aid, Relief and Economy Security Act (“the CARES Act”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for net operation loss (“NOL”) deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of December 31, 2020 due to the recent enactment.

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

Under the PRC laws, the establishment of a wholly foreign owned enterprise is subject to the approval of the Ministry of Commerce or its local counterparts and the wholly foreign owned enterprise must register with the competent industry and commerce authority. We have duly obtained the approvals from the competent commerce authority for our interest in Tianjin Takung and completed the registration of Tianjin Takung with the competent industry and commerce authority.

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

On January 1, 2012, the Chinese State Council officially launched a pilot value-added tax (“VAT”) reform program, or Pilot Program, applicable to businesses in selected industries. Businesses in the Pilot Program would pay VAT instead of business tax. The Pilot Industries in Shanghai included industries involving the leasing of tangible movable property, transportation services, research and development and technical services, information technology services, cultural and creative services, logistics and ancillary services, certification and consulting services. Revenues generated by advertising services, a type of “cultural and creative services,” are subject to the VAT tax rate of 6%. According to official announcements made by competent authorities in Beijing and Guangdong province, Beijing launched the same Pilot Program on September 1, 2012, and Guangdong province launched it on November 1, 2012. On May 24, 2013, the Ministry of Finance and the State Administration of Taxation issued the Circular on Tax Policies in the Nationwide Pilot Collection of Value Added Tax In lieu of Business Tax in the Transportation Industry and Certain Modern Services Industries, or the Pilot Collection Circular. The scope of certain modern services industries under the Pilot Collection Circular extends to the inclusion of radio and television services. On August 1, 2013, the Pilot Program was implemented throughout China. Tianjin Takung is currently subject to a VAT of 6% on its gross revenue. This Pilot Program was officially launched and announced on November 19, 2017 subject to a VAT of 6% on its gross revenue.

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

Hong Kong Takung

•	Certificate of Incorporation (No. 18013848) issued by Hong Kong Special Administrative Region, Registrar of Companies on September 17, 2012.

•	Business Registration Certificate for the year commencing September 17, 2020 to September 16, 2021.

Tianjin Takung

•	Business License (Registration No. 91120118MA07H4322R) issued by Tianjin Pilot Free Trade Zone Market and Quality Supervisory Administration valid from January 27, 2016 through January 26, 2046.

Hong Kong MQ

•	Certificate of Incorporation (No. 2770404) issued by Hong Kong Special Administrative Region, Registrar of Companies on November 27, 2018.

•	Business Registration Certificate for the year commencing November 27, 2019 to November 26, 2020.

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

Research and Development

Currently, we do not have any research and development activity. We are still connecting third parties to explore research and development projects that will help us expand our business.

Intellectual Property

Our business is dependent on a combination of trademarks, copyrights, trade secrets and industry know-how. In order to protect our intellectual property rights, we have registered trademarks in Hong Kong, Mainland China, Macau and the United States.

Set forth below is a detailed description of our trademarks registered by our subsidiary Hong Kong Takung as of March 31, 2021:

		Trademark
Country/Area	Trademark	number	Classes	Status
		303101679	14, 16,	Registered on August 14, 2014.
Hong Kong			35, 36, 42	Effective until August 13, 2024.

Macau		N/090131	14
		N/090132	16	Registered on February 26, 2015.
		N/090133	35	Effective until February 26, 2022.
		N/090134	36
		N/090135	42

United States		86372887	14	Registered on July 11, 2017 Effective until July 10, 2027
		4983954	16
		4983955	35	Registered on June 21, 2016
		4983956	36	Effective until June 20, 2026
		4983957	41

Mainland China
		15247645	36	Registered on December 14, 2015.
		15247714	42	Effective until December 13, 2025.

Set forth below is a detailed description of our registered domain names.

Domain name	Registrant	Registration date	Expiry date
takungae.com.hk	Hong Kong Takung	June 28, 2013	June 28, 2021
takungae.com	Tianjin Takung	June 19, 2013	June 19, 2021
takungae.net	Hong Kong Takung	June 19, 2013	June 19, 2021
takungonline.com.hk	Hong Kong Takung	August 4, 2015	August 4, 2022
takungunit.com.hk	Hong Kong Takung	August 4, 2015	August 4, 2022
takungonline.com	Tianjin Takung	August 4, 2015	August 4, 2022
takungunit.com	Hong Kong Takung	August 4, 2015	August 4, 2022
takung-tj.com	Tianjin Takung	March 21, 2018	March 21, 2023
taking-sh.com	Tianjin Takung	October 9, 2016	October 9, 2021
takungsports.com	Hong Kong Takung	November 27, 2017	November 27, 2022
takungcalssic.com	Hong Kong Takung	January 25, 2018	January 25, 2023
takungcc.com	Hong Kong Takung	January 25, 2018	January 25, 2023

We own our trading system and related software.

The Impacts of COVID-19

While the ongoing coronavirus pandemic is spreading throughout the world, our operations have fully resumed in March 2020. During the year ended December 31, 2020, we had additional 10 pieces artwork listing compared to 6 pieces of artwork listing in the same period in 2019. Moreover, a higher number of active traders, 199,145, involved in the year ended December 31, 2020 compared to the same period in 2019, 153,400. As a result, we experienced a higher trading transaction amounts, $9,707,549,492 (HK$75,290,783,102) for the year ended December 31, 2020 compared to $ 4,169,858,232 (HK$32,480,693,712) in the same period in 2019.

Although we do not expect that the pandemic will have a material adverse effect on our business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of global situation of COVID-19. To minimize the impact of such uncertainties, we streamlined our operations by merging one of our subsidiaries in the PRC, Takung (Shanghai) Co., Ltd to Tianjin Takung on May 8, 2020 and reorganized its workforces.

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

The above adverse impacts might be mitigated as quarantines across China have been largely lifted as of late March and the Chinese government has rolled out an array of favorable fiscal measures. While we do not expect that the pandemic will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and effectiveness of the actions that may be taken by governmental authorities.

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

Since 2016, we enhanced our internal controls over financial reporting by making the following changes: (i) we established a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement, (ii) we set up a key monitoring mechanism including independent directors and audit committee to oversee and monitor our risk management, business strategies and financial reporting procedure, (iii) we have a Chief Financial Officer with SEC and US GAAP expertise and (iv) we have strengthened our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function. We conducted out an evaluation using the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission with the participation of our management, including Zhihua Yang, the Company’s Chief Executive Officer and Jing Wang, the Company’s Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. However, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Accordingly, if in spite of such changes and improvements, our internal controls are still ineffective in our ability to accurately and timely report our financial results in accordance with U.S. GAAP, this could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. This, in turn, could result in a material adverse impact on us and undermine investor confidence in us and the market price of our equities could decline significantly.

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

Our reporting currency is the U.S. dollar. Our operations of Takung uses U.S. dollar while Hong Kong Takung and Hong Kong MQ use Hong Kong dollar and Tianjin Takung uses Renminbi (RMB) as their functional currencies. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Starting July 2005, the Chinese government changed its policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB has fluctuated within a narrow and managed band against a basket of certain foreign currencies.  It is possible that the Chinese government will adopt a more flexible currency policy, which could result in more significant fluctuations of the RMB against the U.S. dollar.

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

Our success largely depends on the continuing services of our chief executive officer, Zhihua Yang, our chief financial officer, Jing Wang and our directors, Xiaoyu Zhang, Jiangping (Gary) Xiao and Lv Li. Our continued success, also, depends on our ability to attract and retain qualified personnel. We believe that Messrs. Yang, Wang, Zhang, Xiao and Li possess valuable business development and marketing knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of their services could have an adverse effect on our business, results of operations and financial condition as our potential future revenues.

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

Banks and other financial institutions in Hong Kong and China may not be covered by sufficient insurance for funds held on deposit. The Hong Kong Deposit Protection Board manages and supervises the operation of the Deposit Protection Scheme, which protects deposit amounts up to only $64,487 (HK$500,000). On May 1, 2015, the State Council of People’s Republic of China, released the Regulations on Deposit Insurance, with a scheme that would insure up to $76,628 (RMB500,000) in deposits made by businesses and individuals per bank. The scheme is backed by a fund run by the People’s Bank of China.

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

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. In the year ended December 31, 2020 and 2018, no provision for doubtful accounts related to the receivable from our traders was recorded. Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts. As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

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

Substantially all of our assets will be located in Hong Kong and mainland China and our officers and our present directors reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We signed a new Hong Kong office lease on December 15, 2020 for approximately 885 square feet of office space at Room 709 on the 7th floor of Tower II of Admiralty Centre, 18 Harcourt Road, Admiralty, Hong Kong. The lease expires on December 14, 2022 and provides for a monthly rent of $5,135 (HK$39,825) and a monthly building management fee of $575 (HK$4,460).

Hong Kong Takung leased approximately 236 square feet of storage space at Private Storage Area 23, Unit 2 on the 23rd Floor of Global Gateway, Tsuen Wan, Hong Kong. This lease expired on January 21, 2021 and provided for a monthly rent of $2,694(HK$20,900). The lease is renewable after one year.

Hong Kong Takung also leased approximately 2,153 square feet of storage space at Lingtong Gongyuan, Southeast of Hebin Park, Tanggu, Binhai New Area, Tianjin City, China. The lease expires on July 14, 2025 and provides for a monthly rent and monthly service fee of $1,074 (RMB 8,333).

Tianjin Takung lease approximately 538.2 square feet of storage space at the Linji Building A, No. 8 Street 8, Shunyi District, Beijing, China 101300. The lease expires on February 14, 2021 and provides for a monthly rent of $1,375 (RMB 9,500) and a monthly service fee of $83 (RMB 570).

On August 12, 2020, Tianjin Takung leased an office space at 14-1-302, Intercity Meijing Garden, Beichen Economic Development Zone, Beichen District, Tianjin, China. The lease provides a monthly rent payment is $227(RMB1,568) and expires on August 11, 2021.

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

Around May and June 2020, the Company received two summonses regarding the institution of two individual proceedings against Shanghai Takung, Tianjin Takung and Hong Kong Takung in the Shanghai Pudong People’s Court, China, as a result of contractual disputes and misrepresentations over ownership units made by a certain service agent. The claims amounted to approximately $0.23 million. Subsequently, one of the plaintiffs with a claim amount of $0.15 million withdrew his claim against Tianjin Takung on July 1, 2020. The withdrawal was approved by the Shanghai Pudong People’s Court on July 20, 2020. Meanwhile, the other litigation proceeding with a claim amount of approximately $0.08 million has been transferred to the Tianjin City Beicheng District People’s Court on July 22, 2020. On November 24, 2020, the Tianjin City Beicheng District People’s Court ruled that the claim was without merit and dismissed the case.

On or around July 2020, a third claim was filed in the Shanghai Pudong People’s Court, China against Hong Kong Takung on the basis of alleged breaches of contract. The claim amount has yet to be determined. A court hearing will be held on July 20, 2021.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common share was originally quoted on the OTCBB from October 2013 under the designation “CARD”. On November 5, 2014, we amended our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd” and on November 12, 2014, our symbol was changed to “TKAT”. Our common share began trading on the NYSE American from March 22, 2017.

Holders of Our Common Share

As of March 29, 2021, we had 128 registered shareholders of our common share, which does not include the shares held in street name by brokerage firms. The holders of common share are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common share have no preemptive rights and no right to convert their common share into any other securities. There is no redemption or sinking fund provisions applicable to the common share.

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

Equity Compensation Plans

On August 26, 2015, we approved our 2015 Incentive Stock Plan, allowing for the issuance of up to 1,037,000 shares of our common stock. On August 27, 2015, we registered the shares of common stock reserved for issuance under our 2015 Incentive Stock Plan with the SEC on a registration statement on Form S-8 under the Securities Act. On August 28, 2015, we issued 300,000 shares of our common stock as partial compensation to third party consultants. We have since increased the Share Plan by an additional 500,000 shares. On November 20, 2015, we issued 487,000 restricted shares of our common stock as partial compensation to third party consultants. On November 30, 2016, we issued 50,000 shares of our common stock to a third-party consultant for general financial advisory and banking service. On October 2, 2017, we issued 20,000 shares of our common stock to a third-party consultant. These issuance of shares were under the 2015 Incentive Stock Plan.

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

On May 27, 2020, 10,000 shares of common stock were granted to the Company’s SEC legal counsel as a compensation for legal advisory services rendered.

On June 8, 2020, we issued an aggregate of 6,250 restricted shares of our common stock to three of our former non-executive directors, namely, John Levy, Kwok Keung William Tsui and Joseph Levinson under our 2015 Incentive Stock Plan (which was registered on a registration statement on Form S-8 under the Securities Act and filed with the SEC on August 27, 2015) as partial consideration for their services as directors pursuant to their respective director appointment letters.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	261,952	$3.08	335,945
Totals	261,952	$3.08	335,945

The Company granted 431,525 stock options during 2016. The exercise price of share options ranged from $2.91 to $3.65 and the requisite service period ranged from two to five years.

During 2020, we did not grant any share options. 10,178 share options have been vested and no share options were forfeited by the employees. The outstanding share options as of December 31, 2020 were 100,890.

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

Overview

We, through our wholly owned subsidiary, Hong Kong Takung, operate an electronic online platform located at http://en.takungae.com for artists, art dealers and art investors to offer and trade valuable artwork. We offer on-line listing and trading services that allow artists, art dealers and owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform. Our platform also makes investment in high-end and expensive artwork more accessible to ordinary people without substantial financial resources.

We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions and management fees.

Our headquarters are located in Hong Kong, Special Administrative Region, People’s Republic of China and we conduct our business primarily in Hong Kong and Tianjin. Our new principal executive offices are located at Room 709, Tower 2, Admiralty Centre, 18 Harcourt Road, Admiralty, Hong Kong.

Recent Developments

While the ongoing coronavirus pandemic is spreading throughout the world, our operations have fully resumed in March 2020. Overall, we had additional pieces of artwork listed, involved a higher number of active traders and larger trading transaction amounts during the year ended December 31, 2020 as discussed underneath. Although we do not expect that the virus will have a material adverse effect on our business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of global situation of COVID-19. To minimize the impact of such uncertainties, we streamlined our operations by merging one of our subsidiaries in the PRC, Takung (Shanghai) Co., Ltd to Tianjin Takung on May 8, 2020 and reorganized its workforces.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fee, trading commission, and management fee.

For the years ended December 31, 2020 and 2019

The following tables set forth our consolidated statements of operations data:

	For the Year Ended December 31
	2020	% of revenue	2019	% of revenue
Revenue
Listing fee	$815,748	17.9	$284,210	8.9
Commission	3,288,077	72.0	2,438,756	76.9
Management fee	463,397	10.1	450,048	14.2
Total revenue	4,567,222	100.0	3,173,014	100.0
Cost of revenue	2,287,404	50.1	1,861,577	58.7
Gross profit	2,279,818	49.9	1,311,437	41.3
Selling expense	390,112	8.5	301,460	9.5
General and administrative expenses	3,455,249	75.7	4,662,313	146.9
Total expenses	3,845,361	84.2	4,963,773	156.4
Loss from operations	(1,565,543)	(34.3)	(3,652,336)	(115.1)
Total other income (expenses)	965,455	21.1	(367,201)	(11.6)
Loss before income taxes	(600,088)	(13.2)	(4,019,537)	(126.7)
Income tax expense	(12,550)	(0.3)	(73,269)	(2.3)
Net loss	$(612,638)	(13.5)	$(4,092,806)	(129.0)

Revenue

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks.

As of December 31, 2020, a total of 295 sets of artwork were listed for trade on our platform —comprising 70 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists ranging in listing value from $128,934 (HK$1,000,000) to $1,547,209 (HK$12,000,000), 35 pieces of jewelry ranging in listing value from $25,787 (HK$200,000) to $1,289,341 (HK$10,000,000), 134 pieces of precious stones ranging in listing value from $12,893 (HK$100,000) to $773,605 (HK$6,000,000), 29 pieces of amber ranging in listing value from $64,467 (HK$500,000) to $1,031,473 (HK$8,000,000), 4 pieces of antique mammoth ivory carving ranging in listing value from $128,934 (HK$1,000,000) to $257,868 (HK$2,000,000), 2 pieces of porcelain pastel paintings ranging in listing value from $103,147 (HK$800,000) to $232,081 (HK$1,800,000), 7 pieces of porcelain in listing value from $38,680 (HK$300,000) to $386,802 (HK$3,000,000), 6 sets of Unit+ product with listing values from $128,934 (HK$1,000,000) to $395,312 (HK$3,066,000), 1 piece of Yixing Purple Clay with a listing value of $128,934 (HK$1,000,000) and 7 pieces of sports culture with listing values from $128,934 (HK$1,000,000) to $257,868 (HK$2,000,000).

We listed a total of 10 pieces of artwork in 2020. The listing fees ranged from 22.83% to 25% of the listing value of the paintings and calligraphies. The total listing value of artwork during 2020 was $3,481,221 (HK$27,000,000).

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

The increase in the number of listings of artwork for the year ended December 31, 2020, compared to the same period in 2019, resulted in a higher listing fee revenue in 2020 as our listing fee was charged based on the listing value of the artwork.

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

We defined a selected Trader as “inactive trader” who meets the following criteria;

•	The Trader has been defaulted in making monthly commission payments over three months;
•	The Trader did not incur any transactions in the month of reassessment;
•	The service agent confirmed with the relevant Trader that he/she has been inactive.

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

The Company offered commission to service agents. We offer a total of 40% to 75% of the commission earned from transactions with new traders to the service agents when they bring in an agreed number of Traders to the trading platform.

The commission paid to the service agents and discounts are recognized as a cost of revenue in the same period the related revenue is recognized.

Commission revenue for the year ended December 31, 2020 grew by $849,321, from $2,438,756 for the year ended December 31, 2019 to $3,288,077 for the same period in 2020 mainly due to higher trading transaction amount incurred and more traders involved in 2020. Total transaction amounts for the years ended December 31, 2020 and 2019 were $9,707,549,492 (HK$75,290,783,102) and $4,169,858,232 (HK$32,480,693,712), respectively. Total active traders for the years ended December 31, 2020 and 2019 were 199,145 and 153,400, respectively.

(iii)	Management fee revenue

We charge Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which is calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is recognized when the artwork is sold and is deducted from proceeds from the sale of artwork ownership shares when there is a purchase and sale transaction.

During the year ended December 31, 2020, management fee revenue increased by $13,349, from $450,048 for the year ended December 31, 2019 to $463,397 for the same period in 2020.

Revenue by customer type

The following table presents our revenue by customer type:

	For the years ended December 31,
	2020	2019
Artwork owners	$815,748	$284,210
Non - VIP traders	2,674,125	2,256,192
VIP traders	1,077,349	632,612
Total	$4,567,222	$3,173,014

Cost of Revenue

Cost of revenue primarily includes the following: commission paid to service agents, depreciation, internet service charges, artwork insurance and artwork storage costs.

	For the years ended December 31,
	2020	2019
Commission paid to service agents	$1,691,411	$1,053,789
Depreciation	340,001	460,749
Internet service charge	141,059	208,941
Artwork insurance	49,956	48,322
Artwork storage	63,716	89,320
Others	1,261	456
Total	$2,287,404	$1,861,577

Cost of revenue for the years ended December 31, 2020 and 2019 were $2,287,404 and $1,861,577, respectively. The rise in the cost of revenue for the year ended December 31, 2020 compared to the same period in 2019 was mainly due to an increase in the commissions paid to service agents by $637,622. This increase was driven by a higher trading transaction amounts during the year ended December 31, 2020 as discussed above. Such increase was offset by a decrease in depreciation by $120,748 due to some of our computer equipment and trading systems having been fully depreciated, a decline in internet service charges by $67,882 due to a downsizing of our office locations and a decrease of artwork storage costs by $25,604 as we negotiated the storage fee with the service provider.

Gross Profit

Gross profit was $2,279,818 for the year ended December 31, 2020, compared to $1,311,437 for the year ended December 31, 2019. The increase by $968,381 was primarily due to an increase in commission revenue as discussed above.

Gross profit margin grew by 8.6% to 49.9% for the year ended December 31, 2020 from 41.3% for the year ended December 31, 2019, primarily due to the significant increase in commission revenue.

Operating Expenses

General and administrative expenses were $3,455,249 for the year ended December 31, 2020, compared to $4,662,313 for the year ended December 31, 2019. The significant plunge in general and administrative expense by $1,207,064 or 25.9% was attributed to a significant decrease in salary and welfare by $415,200 due to lower employee headcount and salary reduction of our executives, a decrease in consultancy fees by $155,470 due to lower consulting fees charged by our consultants of Tianjin Takung, a decrease in legal and professional fees by $287,992 due to reduced audit and legal fees incurred by Hong Kong Takung, a decrease in travel and accommodation fees by $60,926 due to fewer overseas travel and accommodation, a fall in share-based compensation by $1,316 as there were no additional stock options granted, a decrease in office, insurance and rental expenses by $343,156 due to early lease terminations by Tianjin Takung and Tianjin MQ in July 2020, a decrease in depreciation by $17,392 as some of our furniture and fixtures and computer equipment had been fully depreciated, a decrease in research and development expense by $28,111 and a fall in others by $52,824. The overall decline in general and administrative expenses was offset by an increase in non-deductible input VAT expense by $103,931 as a result of an increase in service fees paid to Tianjin Takung and an increase in bad debt expense by $51,392 due to a write-off of rental deposit recorded by Tianjin MQ.

The following table sets forth the main components of our general and administrative expenses for the years ended December 31, 2020 and 2019.

	For the year ended December 31, 2020		For the year ended December 31, 2019
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	1,284,986	37.2%	1,700,186	36.5%
Office, insurance and rental expenses	733,008	21.2%	1,076,164	23.1%
Legal and professional fees	562,982	16.3%	850,974	18.3%
Consultancy fee	120,464	3.5%	275,934	5.9%
Non-deductible input VAT expense	281,175	8.1%	177,244	3.8%
Depreciation expenses	119,513	3.5%	136,905	3.0%
Traveling and accommodation expenses	48,318	1.4%	109,244	2.3%
Bad debt expense	104,997	3.0%	53,605	1.2%
Share-based compensation	37,527	1.1%	38,843	0.8%
Research & development expenses	-	-%	28,111	0.5%
Others	162,279	4.7%	215,103	4.6%
Total general & administrative expenses	$3,455,249	100.0%	$4,662,313	100.0%

The Company also incurred a total of $390,112 and $301,460 in selling expenses for the years ended December 31, 2020 and 2019, respectively. The increase in selling expense by $88,652 was due to more promotion and advertising events incurred by Tianjin Takung during 2020.

Total operating expenses for the year ended December 31, 2020 was $3,845,361, a decline of $1,118,412 compared to $4,963,773 for the same period in 2019. The significant decrease was driven by the reduction in general and administrative expenses as discussed above.

Other income and (expenses)

Other income for the year ended December 31, 2020 was $965,455, compared to other expenses $367,201 for the same period in 2019. The significant increase was predominantly due to a significant increase in foreign currency exchange gain by $1,135,574, arising from the appreciation of the Renminbi against the US dollar.

Income tax expense

The Company’s effective tax rate varies due to its multiple jurisdictions in which the pretax book incomes or losses incur. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate at 8.25% for the first HK$ 2 million (approximately $257,868) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $257,868) (16.5% prior to January 1, 2018) and PRC enterprise income tax rate at 25%.

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2020 and 2019, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The company does not anticipate a material impact on its financial statements as of December 31, 2020 due to the recent enactment.

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HK$ 2 million (approximately $257,868) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung U.S, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. We elected Hong Kong Takung to be subject to the two-tier profits tax rates.

The provision for current income and deferred taxes of Hong Kong Takung has been calculated by applying the new tax rate of 8.25%. Takung Art Holdings and Hong Kong MQ still apply the original tax rate of 16.5% for its provision for current income and deferred taxes.

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2020 and 2019.

The income tax expense for the years ended December 31, 2020 and 2019 decreased by $60,719, from $73,269 for the year ended December 31, 2019 to $12,550 for the same period in 2020. During the year ended December 31, 2019, we derecognized the deferred tax assets incurred by our subsidiaries in PRC as they continued to incur tax loss. On the other hand, for the same period in 2020, we recognized an uncertain tax position driven by the income tax examination for the tax years December 31, 2016 through 2018 of Takung Hong Kong. The tax examination has not been concluded as of our report date. Besides, Takung Hong Kong and Tianjin Takung incurred taxable income due to higher foreign currency exchange gain and higher service income earned, respectively, during 2020. The taxable income of Takung Hong Kong and Tianjin Takung was offset by the utilization of their respective net operating loss carryforwards.

Our effective tax rates for the years ended December 31, 2020 and 2019 were (2.1)% and (1.8)%, respectively.

Net Loss

As a result of our operations aforementioned, our net losses after income taxes for the years ended December 31, 2020 and 2019 were $612,638 and $4,092,806, respectively.

Foreign currency translation loss (gain)

We had a foreign currency translation (loss) gain for the years ended December 31, 2020 and 2019 of $(55,001) and $29,673, respectively.

Comprehensive loss

As a result of the above, we posted a comprehensive loss of $667,639 and $4,063,133 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	For the years ended December 31
	2020	2019
Net cash (used in) provided by operating activities	$(7,842,800)	$9,841,840
Net cash (used in) provided by investing activities	(454,736)	224,608
Net cash used in financing activities	-	(699,526)
Effect of exchange rate change on cash and cash equivalents and restricted cash	311,127	(61,854)
Net (decrease) increase in cash and cash equivalents and restricted cash	(7,986,409)	9,305,068
Cash and cash equivalents and restricted cash, beginning balance	21,829,154	12,524,086
Cash and cash equivalents and restricted cash, ending balance	$13,842,745	$21,829,154

Sources of Liquidity

The cash and restricted cash balance as of December 31, 2020 was $13,842,745. Out of this amount, we had $604,248 denominated in U.S. dollars deposited in the financial institutions in the United States, Hong Kong and the PRC, $321,504 denominated in HK$ in Hong Kong financial institutions and $12,916,994 denominated in RMB in the financial institutions in the PRC. During the year ended December 31, 2020, net cash used by operating activities totaled $7,842,800 which primarily included the cash outflows from the following: an increase in accounts receivable by $154,771 to be collected from the artwork owners for listing fee, a decrease in customer deposits by $7,260,331 due to refund of deposits, a decrease in current portion of lease liabilities by $94,620 and a decrease in amount due to related parties by $453,932 as we made lease payments to our related party for the early lease termination. The overall operating cash outflows were mainly offset by operating cash inflows: an increase in prepayments, deposits and other assets by $206,594. The cash outflows from investing activities included the purchase of property and equipment, $20,218, by Tianjin Takung and a loan made to a third party, $434,518. There were no cash inflows or outflows from our financing activities. The resulting change in cash for the period was a decrease of $7,986,409. The cash balance at the beginning of the period was $21,829,154 and the cash balance as of December 31, 2020 was $13,842,745.

The cash and restricted cash balance as of December 31, 2019 was $21,829,154. Out of this amount, we had $825,886 denominated in U.S. dollars deposited in the financial institutions in the United States, Hong Kong and the PRC, $1,163,168 denominated in HK$ in Hong Kong financial institutions, and $19,834,157 denominated in RMB in the financial institutions in the PRC. During the year ended December 31, 2019, net cash generated from operating activities totaled $9,841,840 which included the cash inflows from the following: an increase in client deposits by $11,855,739 placed by the customers for upcoming transactions, non-cash item such as depreciation, $597,654, decrease in prepayment and other current assets, $386,557, collection from accounts receivable, $568,757, an increase in lease liabilities, current, $166,987, an increase in lease liabilities, noncurrent, $48,856, and repayments from related party, $340,044. The cash inflows were offset by the net loss, $4,092,806. Net cash generated from investing activities totaled $224,608. The cash inflows from investing activities included the repayment of loans from third party, $2,380,065, offset by the outflow of loans made to third parties, $2,080,211 and purchase of property and equipment, $75,246. Net cash used in financing activities totaled $699,526 was resulted from the repayment of loans to third parties, $2,499,500, offset by proceeds from short-term borrowings, $1,799,974. The resulting change in cash for the period was an increase of $9,305,068. The cash balance at the beginning of the period was $12,524,086. The cash balance as of December 31, 2019 was $21,829,154.

As of December 31, 2020, the Company had $18,494,724 in total current liabilities, which consisted of $728,088 in accrued expenses and other payables, $9,144,610 in customer deposits, $1,977,109 in short-term borrowings from a third party, $6,448,784 in amount due to related parties, $17,412 in advance from customers, $72,367 in lease liabilities and $106,354 in tax payables.

As of December 31, 2019, the Company had $25,947,490 in total current liabilities, which included $629,666 in accrued expenses and other payables, $16,404,941 in customer deposits, $1,868,345 in short-term borrowings from a third party, $6,862,713 in amount due to related parties, $8,788 in advance from customers, $166,987 in lease liabilities and $6,050 in tax payables.

The Company’s total liabilities as of December 31, 2020 and 2019 amounted to $18,598,103 and $25,996,346, respectively.

The Company’s net assets amounted to $5,815,045 and $6,445,157 as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had cash and cash equivalents of $4,698,135 and a working capital of $4,617,061. This can assure the Company with sufficient liquidity and adequate capital to fund the operations and reasonably meet the anticipated liquidity requirements for at least the next twelve months.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Takung Art Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Takung Art Co., Ltd. (the “Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – commission

The Company operates an artwork trading platform which processes significant volumes of trading transactions. As described in Note 2, the Company generates commission fee revenues from these transactions. The revenue recognition of these commissions relies on the Information Technology (“IT”) systems processing those transactions and data. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The audit engagement team performed extended procedures, which includes, among others, obtaining an understanding of the IT systems and environment, performing walkthroughs procedures, and recalculating commission fees recognized.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since 2021.

San Mateo, California

March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Takung Art Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Takung Art Co., Ltd. (the “Company”) as of December 31, 2019, the related consolidated statement of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum Bernstein & Pinchuk LLP

We have served as the Company’s auditor since 2016 to 2021.

Beijing, China

May 8, 2020

BEIJING OFFICE • Unit 2419-2422 • Kerry Center South Tower • 1 Guang Hua Road • Chaoyang District, Beijing • 100020

Phone 8610.8518.7992 • Fax 8610.8518.7993 • www.marcumbp.com

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$4,698,135	$5,424,213
Restricted cash	9,144,610	16,404,941
Account receivables, net	154,771	-
Prepayment and other current assets, net	279,387	451,248
Amount due from related parties	6,225,134	5,834,554
Loan receivables	2,609,748	2,010,974
Total current assets	23,111,785	30,125,930

Non-current assets
Property and equipment, net	437,996	859,826
Intangible assets	22,504	22,401
Deferred tax assets, net	638,860	540,279
Operating lease right-of-use assets	183,409	731,469
Amount due from a related party	-	104,128
Other non-current assets	18,594	57,470
Total non-current assets	1,301,363	2,315,573
Total assets	$24,413,148	$32,441,503

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$728,088	$629,666
Customer deposits	9,144,610	16,404,941
Advance from customers	17,412	8,788
Short-term borrowings from a third party	1,977,109	1,868,345
Amount due to related parties	6,448,784	6,862,713
Operating lease liabilities, current	72,367	166,987
Tax payables	106,354	6,050
Total current liabilities	18,494,724	25,947,490

Operating lease liabilities, non-current	103,379	48,856
Total noncurrent liabilities	103,379	48,856

Total liabilities	18,598,103	25,996,346

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,271,379 shares issued and outstanding as of December 31, 2020; 11,255,129 shares issued and outstanding as of December 31, 2019)	11,271	11,255
Additional paid-in capital	6,358,115	6,320,604
(Accumulated deficits) retained earnings	(226,311)	386,327
Accumulated other comprehensive loss	(328,030)	(273,029)
Total shareholders’ equity	5,815,045	6,445,157
Total liabilities and shareholders’ equity	$24,413,148	$32,441,503

The accompanying notes are an integral part of these consolidated financial statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

	For the Year Ended December 31,	For the Year Ended December 31,
	2020	2019
Revenue
Listing fee	$815,748	$284,210
Commission	3,288,077	2,438,756
Management fee	463,397	450,048
Total revenue	4,567,222	3,173,014

Cost of revenue	(2,287,404)	(1,861,577)
Gross profit	2,279,818	1,311,437

Operating expenses
General and administrative expenses	(3,455,249)	(4,662,313)
Selling expense	(390,112)	(301,460)
Total operating expenses	(3,845,361)	(4,963,773)

Loss from operations	(1,565,543)	(3,652,336)

Other income and expenses:
Other income (expenses)	239,788	(63,221)
Loan interest expense	(163,401)	(57,474)
Exchange gain (loss)	889,068	(246,506)
Total other income (loss)	965,455	(367,201)

Loss before income taxes	(600,088)	(4,019,537)

Income tax expense	(12,550)	(73,269)

Net loss	(612,638)	(4,092,806)

Foreign currency translation adjustment	(55,001)	29,673

Comprehensive Loss	$(667,639)	$(4,063,133)

Loss per share of common stock– basic	$(0.05)	$(0.36)
Loss per share of common stock– diluted	$(0.05)	$(0.36)

Weighted average number of common shares outstanding –basic	11,264,128	11,246,119
Weighted average number of common shares outstanding –diluted	11,264,128	11,246,119

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in U.S. Dollars except Number of Shares)

	Number of shares	Common Stock	Additional Paid-in capital	Retained earnings	Accumulated other comprehensive(loss) income	Total
Balance, December 31, 2018	11,226,025	$11,226	$6,281,790	$4,479,133	$(302,702)	$10,469,447

Issuance of common stock for restricted share award	29,104	29	-	-	-	29

Share-based compensation	-	-	38,814	-	-	38,814

Net loss for the year	-	-	-	(4,092,806)	-	(4,092,806)

Foreign currency translation adjustment	-	-	-	-	29,673	29,673

Balance, December 31, 2019	11,255,129	11,255	6,320,604	386,327	(273,029)	6,445,157

Issuance of common stock for restricted share award	16,250		-	-	-	-

Share-based compensation	-	16	37,511	-	-	37,527

Net loss for the year	-	-	-	(612,638)	-	(612,638)

Foreign currency translation adjustment	-	-	-	-	(55,001)	(55,001)

Balance, December 31, 2020	11,271,379	$11,271	$6,358,115	$(226,311)	$(328,030)	$5,815,045

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(612,638)	$(4,092,806)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	459,515	597,654
Interest expense	163,401	57,474
Bad debt expense	104,997	53,605
Changes in exchange rate	(889,068)	246,506
Share-based compensation	37,527	38,843
Loss on fixed asset disposals	785	57,180
Deferred taxes	(89,206)	71,459
Changes in operating assets and liabilities (decrease) increase in:
Prepayment and deposits	171,861	386,557
Other non-current assets	34,733	84,823
Account receivables	(154,771)	568,757
Operating lease right-of-use assets	548,060	(731,469)
Amount due to related parties	(453,932)	340,044
Customer deposits	(7,260,331)	11,855,739
Tax payables	100,304	108,393
Advance from customers	8,624	(207)
Accrued expenses and other payables	27,436	(16,555)
Operating lease liabilities, current	(94,620)	166,987
Operating lease liabilities, non-current	54,523	48,856

Net cash (used in) provided by operating activities	(7,842,800)	9,841,840

Cash flows from investing activities:
Purchase of property and equipment	(20,218)	(75,246)
Purchase of available-for-sale investments	-	(22,975,927)
Maturity and redemption of available-for-sale investments	-	22,975,927
Repayment of loans by third party	-	2,380,065
Loans to third parties	(434,518)	(2,080,211)
Net cash (used in) provided by investing activities	(454,736)	224,608

Cash flows from financing activities:
Proceeds from short-term borrowings	-	1,799,974
Loan repayments to third parties	-	(2,499,500)
Net cash used in financing activities	-	(699,526)

Effect of exchange rate change on cash and cash equivalents, and restricted cash	311,127	(61,854)

Net (decrease) increase in cash and cash equivalents, and restricted cash	(7,986,409)	9,305,068

Cash and cash equivalents, and restricted cash beginning balance	21,829,154	12,524,086

Cash and cash equivalents, and restricted cash ending balance	$13,842,745	$21,829,154

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	4,698,135	5,424,213
Restricted cash	9,144,610	16,404,941
Total cash, cash equivalents, and restricted cash	$13,842,745	$21,829,154

Supplemental cash flows information:
Cash paid for interest	$-	$156,519
Cash paid for income taxes	$58,843	$-

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars except Number of Shares)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Takung Art Co., Ltd and Subsidiaries (“Takung”), a Delaware corporation (formerly Cardigant Medical Inc.) through Hong Kong Takung Art Company Limited (“Hong Kong Takung”), a Hong Kong company and its wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2020 and 2019.

Comprehensive loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the years ended December 31, 2020 and 2019, the Company’s comprehensive loss includes net loss and foreign currency translation adjustment.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet’s dates, which is 7.7534 and 7.7894 as of December 31, 2020 and December 31, 2019, respectively; shareholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 7.7559 and 7.8351 for the years ended December 31, 2020 and 2019, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which is 6.525 and 6.9618 as of December 31, 2020 and December 31, 2019 respectively. Shareholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 6.9042 and 6.9081 for the years ended December 31, 2020 and December 31, 2019.

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

As of December 31, 2020 and 2019 there were no short-term investments.

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

Loan receivable

Loan to third parties is presented under current asset of the balance sheets based on the nature and loan period of time.

Prepayment and other current assets, net

Prepayment and other current assets mainly consist of the prepayment for income taxes, maintenance of online trading system, advertising and promotional services, insurances, financial advisory, professional services, rental deposits, as well as other current assets.

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

Intangible assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2020 and 2019.

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

The Company recognizes revenue when control of the promised services is transferred to the traders and service agents. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised services to the traders and service agents. The revenue mainly falls into the following broad categories: (i) listing fee, (ii) commission, and (iii) management fee.

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

Management fee

The Company provides custody and insurance service for artworks listed and traded on the Company’s platform. Management fee is calculated at a rate of $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is recognized and is deducted from proceeds from the sale of artwork ownership shares when there is a purchase and sale transaction. A discount program is offered to waive the management fee during certain promotion periods. Such discounts are recognized as a reduction of the revenue.

The Company provides third-party merchants the access to Takung’s online platform for sales of artworks, and charges commission fee to third-party merchants, at an amount of an agreed percentage of the total transaction price. The revenue is recognized at a point in time when the artwork sales transaction is completed.

Revenue by customer type

The following table presents the revenue by customer type for the years ended December 31, 2020 and 2019:

	For the years ended December 31,
	2020	2019
Artwork owners	$815,748	$284,210
Non - VIP traders	2,674,125	2,256,192
VIP traders	1,077,349	632,612
Total	$4,567,222	$3,173,014

Cost of revenue

The Company’s cost of revenue primarily consists of expenses associated with the delivery of its service. These include expenses related to the operation of the data centers, such as facility and lease of the server equipment, development and maintenance of the platform system, as well as the cost of insurance, storage and transportation of the artworks. Cost of revenue also includes commission paid to service agent.

	For the years ended December 31,
	2020	2019
Commission paid to service agents	$1,691,411	$1,053,789
Depreciation	340,001	460,749
Internet service charge	141,059	208,941
Artwork insurance	49,956	48,322
Artwork storage	63,716	89,320
Others	1,261	456
Total	$2,287,404	$1,861,577

The Company has elected to apply the practical expedient in ASC 606-10 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company does not have amounts of contract assets that it has right to consideration in exchange for services that the Company has transferred to customers when that right is conditioned on something other than the passage of time. The contract liabilities are the Company’s obligation to transfer services to traders for which the Company has received consideration from the traders. All contract liabilities are expected to be recognized as revenue within one month and are presented in Advance from Customers in the Consolidated Balance Sheet.

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

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of December 31, 2020 due to the recent enactment.

The Company accounts for an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities. The Company considers and estimates interest and penalties related to the gross unrecognized tax benefits and includes as part of its income tax provision based on the applicable income tax regulations.

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the year ended December 31, 2019. During the year ended December 31, 2020, the Company recorded an unrecognized tax benefit from an uncertain tax position based on the income tax examination as discussed in Note 12.

Earnings (loss) per share

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

Concentration of customers

There were no revenues from customers that individually represent greater than 10% of the total revenues during the years ended December 31, 2020 and 2019.

Concentration of customer deposits

As of December 31, 2020, there were no traders that individually accounted for greater than 10% of the Company’s total customer deposits. As of December 31, 2019, two traders accounted for 25.64% and 10.80% of the Company’s total customer deposits.

Accounting standards adopted on January 1, 2019

Adoption of ASC Topic 842, “Leases”

The Company adopted ASC Topic 842 using the modified retrospective transition method effective January 1, 2019. There was no cumulative effect of initially applying ASC Topic 842 that required an adjustment to the opening retained earnings on the adoption date nor revision of the balances in comparative periods. See Note 2 “Leases” above for further details.

Accounting standards adopted on January 1, 2020

Fair Value Measurement: In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. Under this guidance, entities will no longer be required to disclose the amount of and the rationale for transfers between level 1 and level 2 of the fair value hierarchy. For level 3 fair value measurement, disclosures for the range and weighted average used to establish significant unobservable inputs are required. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company adopted this guidance on January 1, 2020 and there was no impact to its consolidated financial statements.

Accountingpronouncements issued but not yet adopted

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition of allowances for accounts receivable.

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

	December 31, 2020	December 31, 2019
Prepaid tax	$32,262	$281,582
Prepaid service fees	202,647	132,064
Staff advance	2,299	18,380
Deposit	35,879	316
Short-term borrowings to third parties	-	53,919
Other current assets	6,300	18,906
Less: allowance for doubtful accounts	-	(53,919)
Prepayment and other current assets, net	$279,387	$451,248

For the years ended December 31, 2020 and 2019, the Company has recorded provision for doubtful accounts, nil and $53,605, respectively.

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	December 31, 2020	December 31, 2019
Listing fee	$154,771	$-
Authorized agent subscription revenue	-	560,780
Monthly commission fee	-	1,385,420
Others	-	53,909
Less: allowance for doubtful accounts	-	(2,000,109)
Account receivables, net	$154,771	$-

No provision for doubtful accounts was recognized during the year ended December 31, 2020 and 2019.

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Outstanding Balance (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$766,284	0%	4/1/2021
8/29/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	766,284	0%	4/1/2021
9/20/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	4,000,000	4,000,000	613,027	0%	4/1/2021
11/30/2020	Tianjin Zhiyuan Enterprise Management Co., Ltd	Tianjin Takung	6,500,000	3,028,603	464,153	6%	2/2/2021
			Total		$2,609,748

All the transactions entered with Chongqing Aoge Import and Export co. were aimed to meet the Company’s working capital needs in U.S. Dollars, which are freely convertible to Hong Kong Dollar.

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

On November 30, 2020, Tianjin offered a short-term financing in an amount of $996,169 (RMB6,500,000) with an annual interest rate at 6% to a non-related third party, Tianjin Zhiyuan Enterprise Management Co., Ltd. The loan is matured on February 2, 2021. As of December 31, 2020, the outstanding balance of this loan receivable was $464,153 (RMB3,028,603), inclusive of the outstanding principal balance, $459,770 (RMB3,000,000) and interest receivable, $4,383 (RMB28,603). This loan receivable was fully repaid on January 27, 2021.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Furniture, fixtures and equipment	$218,430	$201,093
Leasehold improvements	23,216	343,697
Computer trading and clearing system	3,468,346	3,379,654
Transport equipment	110,245	103,330
Sub-total	3,820,237	4,027,774
Less: accumulated depreciation	(3,382,241)	(3,167,948)
Property and equipment, net	$437,996	$859,826

Depreciation expense was $459,515 and $597,654 for the years ended December 31, 2020 and 2019, respectively.

7. INTANGIBLE ASSETS

Intangible assets consist of the Company’s trademarks with indefinite useful life. The intangible asset was $22,504 and $22,401 as of December 31, 2020 and 2019, respectively.

8. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2020 and 2019 consisted of:

	December 31, 2020	December 31, 2019
Deposit – non-current	$18,312	$53,431
Prepayment – non-current	282	4,039
Total other non-current assets	$18,594	$57,470

9. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of December 31, 2020 and 2019 consisted of:

	December 31,	December 31,
	2020	2019
Accruals for consulting fees	$267,427	$311,122
Accruals for professional fees	365,634	168,040
Payroll payables	80,026	79,710
Trading and clearing system	-	50,295
Other payables	15,001	20,499
Total accrued expenses and other payables	$728,088	$629,666

10. SHORT-TERM BORROWINGS FROM A THIRD PARTY

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

In the meantime, Tianjin Takung entered interest-free RMB Loans with another third party as a guarantee for the HKD Loans. The loan amount was $2,145,594 (RMB 14,000,000). Through an understanding between the two third parties, the HKD Loans are “secured” by the RMB Loans. It is an understanding between the parties that when the HKD Loans are repaid, the RMB Loans will be repaid at the same time.

Date	Borrower	Lender	December 31, 2020 (USD)	December 31, 2019 (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Hong Kong Takung	Friend Sourcing Ltd.	$718,127	$714,808	8%	4/1/2021
8/29/2019	Hong Kong Takung	Friend Sourcing Ltd.	$699,434	$696,202	8%	4/1/2021
9/20/2019	Hong Kong Takung	Friend Sourcing Ltd.	$559,548	$556,961	8%	4/1/2021
		Less: Discount loan payable	$-	$(99,626)

		Total	$1,977,109	$1,868,345

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of December 31, 2020. The fair value of the short-term borrowings approximates their carrying amounts. The weighted average short-term borrowings were $1,247,691 and $686,884 for the years ended December 31, 2020 and 2019, respectively. The interest expenses for the short-term borrowings were $163,401 and $57,474 for the years ended December 31, 2020 and 2019, respectively.

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

Amount due from related parties

Amount due from related parties consisted of the following as of the years indicated:

	December 31, 2020	December 31, 2019
Li (b)(i)	$-	$5,834,554
Wang (c)(i)	6,225,134	-
Mao(a)(ii)	111,099	-
Less: allowance for doubtful accounts (ii)	(111,099)	-
Total current amount due from related parties, net	$6,225,134	$5,834,554

	December 31, 2020	December 31, 2019
Mao (a) (ii)	$-	$104,128
Total noncurrent amount due from a related party	$-	$104,128

Amount due to related parties

Amount due to related parties consisted of the following as of the years indicated:

	December 31, 2020	December 31, 2019
Li (b) (i)	$-	$6,418,980
Wang (c)(i)	6,448,784	-
Mao (a) (ii)	-	443,733
Total current amount due to related parties	$6,448,784	$6,862,713

(i)	Amount due to and due from Li and Wang

On September 16, 2019, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Working Capital Loan") with Li for the loan of $6,448,784 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2020. On May 15, 2020, Hong Kong Takung entered into an extension agreement with Li to extend the HK Dollar Working Capital Loan with a maturity date on May 15, 2021. On May 29, 2020, the loan was transferred to Wang.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Working Capital Loan") with Li for the loan of $6,225,134 (RMB40,619,000) with the maturity date of the loan as May 15, 2020. On May 15, 2020, Tianjin Takung entered into an extension agreement with Li to extend the RMB Working Capital Loan with a maturity date on May 15, 2021. On May 29, 2020, the loan was transferred to Wang.

Through an understanding between Wang and the Company, the HK Dollar Working Capital Loan is "secured" by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

(ii)	Amount due to and due from Mao

The amount due to Mao is primarily related to the lease from Mao. On May 13, 2019, the Company entered into a non-cancellable lease agreement with a related party, Mao for its office location in Tianjin, PRC. The leased office location is approximately 2,090.61 square meters. The lease will expire on May 12, 2021. The Company is charged rent at a rate of $0.55 per square meter per day. The agreement requires a lump sum payment of $209,994 (RMB1,449,838) every six months and a deposit of $111,099 (RMB724,919). On May 12, 2020, the Company terminated the lease and recognized bad debt expense of $111,099 related to the deposit paid to Mao due to the remote likelihood of collecting the rent deposit. No related lease liability was recognized as of December 31, 2020.

On October 16, 2019, Tianjin MQ entered into a non-cancellable lease agreement with Ms. Mao for its office facility in Tianjin, PRC. The leased office location is approximately 1,475.67 square meters. The monthly rent payment is approximately $24,704 (RMB 170,563). The lease was terminated on February 15, 2020. As of December 31, 2020, the amount due to Mao pertinent to this lease agreement was $nil.

Mao also lent a startup deposit of $6,265 to Hong Kong MQ during the year ended December 31, 2019. The amount was discharged by Mao in December 2020.

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

United States of America

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of December 31, 2020 due to the recent enactment.

As of December 31, 2020 and 2019, the Company in the United States had $1,454,286 and $2,167,494 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

Hong Kong

Two-tier Profits Tax Rates

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $257,868) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung U.S, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected Hong Kong Takung to be subject to the two-tier profits tax rates.

The provision for current income and deferred taxes of Hong Kong Takung has been calculated by applying the new tax rate of 8.25%. Takung Art Holdings and Hong Kong MQ still apply the original tax rate of 16.5% for its provision for current income and deferred taxes.

As of December 31, 2020 and 2019, the Company’s subsidiaries in Hong Kong had $6,327,044 and 7,453,397 in net operating loss carry forwards available to offset future taxable income, respectively. These net operating losses will be carryforward indefinitely under Hong Kong Profits Tax regulation.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Company in PRC had $38,985 and $1,263,472 in net operating loss carryforwards available to offset future taxable income, respectively. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carryback of losses is not permitted. If not utilized, the PRC net operating loss of $38,985 will expire in 2024.

The income tax expense was $12,550 and $73,269 for the years ended December 31, 2020 and 2019, respectively, related primarily to the Company’s subsidiaries located outside of the U.S. The loss before provision for income taxes for the years ended December 31, 2020 and 2019 was as follows:

The income tax provision consists of the following components:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Current:
Federal	$-	$-
State	-	-
Foreign	101,756	-
Total current	$101,756	$-

Deferred:
Federal	$-	$-
State	-	-
Foreign	(89,206)	73,269
Total deferred	$(89,206)	$73,269
Total income tax expense	$12,550	$73,269

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follow:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Loss before income tax expense	$(600,089)	$(4,019,537)
Computed tax benefit with statutory tax rate	(126,019)	(663,224)
Impact of different tax rates in other jurisdictions	24,629	(113,115)
Effect of preferred tax rate	(72,807)	189,288
Tax effect of non-deductible expenses	437,383	110,044
U.S. tax on foreign entities	280,444	-
Changes in valuation allowance	(604,154)	543,150
Previous years unrecognized tax effects	73,074	7,126
Total income tax expense	$12,550	$73,269

The effective tax rate was (2.1)% and (1.8)% for the years ended December 31, 2020 and 2019, respectively.

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of December 31,	As of December 31,
	2020	2019
Deferred tax assets
Tax loss carried forward	$835,859	$1,460,573
Unvested restricted share carried forward	-	1,105
Deferred advertising expenses	1,149	55,178
Accrued rental expense	-	8,264
Provision for doubtful accounts	114,943	107,731
Others	490	459
Total deferred tax assets	952,441	1,633,310
Less: valuation allowance	(305,400)	(1,093,031)
Total Deferred tax assets, net of valuation allowance	647,041	540,279
Deferred tax liabilities
PPE, due to difference in depreciation	(8,181)	-
Total Deferred tax liabilities	$(8,181)	$-
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$638,860	$540,279

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	December 30, 2020	December 31, 2019
Uncertain tax liabilities, beginning of period	$-	$-
Additions for tax position of current period	101,789	-
Uncertain tax liabilities, end of period	$101,789	$-

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the consolidated financial statements as of December 31, 2020. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of December 31, 2020 and 2019, respectively.

Our subsidiary, Hong Kong Takung, has been recently selected for routine examination for its tax years ended 31 December 2016 through 2018 by Hong Kong Inland Revenue Department (“IRD”). As of December 31, 2020 and 2019, the Company had $101,789 and $nil, respectively, of uncertain tax liabilities related to the different methodology of certain tax non-deductible expenses applied by the IRD. The examination is currently in progress. Due to the uncertain tax regulations, it is possible that the ultimate resolution of uncertain tax positions may result in an adverse finding and we would be subject to additional liability which could be materially different from these estimates. In such circumstances, we will record additional tax expense or tax benefit in the period in which such the resolution occurs. The Company does not expect the position of uncertain tax liabilities will significantly fluctuate within the next twelve months.

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

The following table provides a summary of leases by balance sheet location as of December 31, 2020:

Assets/liabilities	Classification	As of December 31, 2020
Assets
Operating lease right-of-use assets	Operating lease assets	$183,409

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$72,367

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	103,379

Total lease liabilities		$175,746

The operating lease expense, including two lease arrangements from a related party, for the year ended December 31, 2020 was as follows:

		For the year ended
Lease Cost	Classification	December 31, 2020
Operating lease cost	Cost of revenue, general and administrative expenses	$593,962
Total lease cost		$593,962

Total lease cost incurred under operating leases was $812,586 for the year ended December 31, 2019.

Maturities of operating lease liabilities as of December 31, 2020 were as follow:

Maturity of Lease Liabilities	Operating Leases
2021	$83,867
2022	80,734
2023	15,326
2024	15,326
2025	-
Thereafter	-
Total undiscounted lease payments	$195,253
Less: interest	(19,507)
Present value of lease payments	$175,746

Supplemental information related to operating leases was as follows:

For the year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$243,077
New operating lease assets obtained in exchange for operating lease liabilities	$124,760

As of December 31, 2020, the operating leases had a weighted average remaining lease term of 2.7 years and a weighted average discount rate of 8%.

14. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company purchased property and equipment which the payment was due within one year. As of December 31, 2020 and 2019, the Company has capital commitments of $0 and $3,591, respectively.

Contingencies

Around May and June 2020, the Company received two summonses regarding the institution of two individual proceedings against Shanghai Takung, Tianjin Takung and Hong Kong Takung in the Shanghai Pudong People’s Court, China, as a result of contractual disputes and misrepresentations over ownership units made by a certain service agent. The claims amounted to approximately $0.23 million. Subsequently, one of the plaintiffs with a claim amount of $0.15 million withdrew his claim against Tianjin Takung on July 1, 2020. The withdrawal was approved by the Shanghai Pudong People’s Court on July 20, 2020. Meanwhile, the other litigation proceeding with a claim amount of approximately $0.08 million has been transferred to the Tianjin City Beicheng District People’s Court on July 22, 2020. On November 24, 2020, the Tianjin City Beicheng District People’s Court ruled that the claim was without merit and dismissed the case.

On or around July 2020, a third claim was filed in the Shanghai Pudong People’s Court, China against Hong Kong Takung on the basis of alleged breaches of contract. The claim amount has yet to be determined. A court hearing will be held on July 20, 2021.

15. NET LOSS PER SHARE

The computation of the Company’s basic and diluted net loss per share is as follows:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Numerator:
Net loss	$(612,638)	$(4,092,806)
Denominator:
Weighted-average shares outstanding-Basic	11,264,128	11,246,119
Stock options and restricted shares	-	-
Weighted-average shares outstanding-Diluted	11,264,128	11,246,119
Earnings per share
-Basic	(0.05)	(0.36)
-Diluted	(0.05)	(0.36)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Due to the loss for the year ended December 31, 2019, approximately 100,890 and 6,250 options and restricted shares, respectively, were excluded from the calculation of diluted net loss per share.

Due to the loss for the year ended December 31, 2020, approximately 100,890 options were excluded from the calculation of diluted net loss per share.

16. SHAREHOLDERS’ EQUITY

On August 26, 2015, the 2015 Incentive Share Plan (“2015 Plan”) was approved by the Board of Directors for rewarding the Company’s directors, executives and selected employees and consultants for making major contributions to the success of the Company. 1,037,000 shares were registered on August 27, 2015. On August 28, 2015, the Board approved an increase in the number of shares of common stock by additional 500,000 shares.

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

On May 27, 2020, 10,000 shares of common stock were granted to the Company’s SEC legal counsel as a compensation for legal advisory services rendered.

The exercise price of share options ranged from $2.91 to $3.65 and the requisite service period ranged from two to five years.

10,178 share options have been vested and 153,348 share options were forfeited by employees during the fiscal year ended December 31, 2019, and no share options were exercised in the year ended December 31, 2019.

10,178 share options have been vested during the fiscal year ended December 31, 2020, and no share options were forfeited nor exercised in the year ended December 31, 2020.

Share Options:

The number of share options as of December 31, 2020 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding, beginning of year	100,890	$3.08	0.59	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding, end of year	100,890	3.08	0.07	-
Exercisable, end of year	90,712	3.06	0.07	-
Expected to vest	10,178	$3.24	0.16	-

The following table sets forth changes in compensation-related restricted share awards during year ended December 31, 2020. The Company uses fair market value of its common stock publicly traded on the date of the grant to determine the fair value of restricted shares.

	Number of	Weighted Average Grant Date	Weighted Average Remaining Contractual
	Shares	Fair Value	Term
Unvested at December 31, 2019	-	$-	0.00 year
Granted	-	-	0.00 year
Forfeited	-	-
Vested	-	-
Unvested at December 31, 2020	-	$-	0.00 year

As of December 31, 2020, the unrecognized share-based compensation expenses under the 2015 Stock Incentive Plan were $25,556, which is expected to be recognized as stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income (loss) before February 2021.

The share-based compensation expenses recognized, including the forfeiture of share option, were $37,527 and $38,843 during the years ended December 31, 2020 and 2019, respectively.

17. SUBSEQUENT EVENT

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhihua Yang, the Company’s Chief Executive Officer (“CEO”), and Jing Wang, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company's internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not made any changes in internal controls over financial reporting during the year ended December 31, 2020.

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

The following are our officers and directors as of March 31, 2021. Other than Mr. Jiangping (Gary) Xiao, our officers and other directors reside year-round in either the PRC or Hong Kong and, therefore, it may be difficult for investors to effect service of process within the U.S. upon the latter or to enforce judgments against them obtained from the United States courts.

The following table sets forth certain information concerning our directors and executive officer:

Name	Age	Position
Zhihua Yang	46	Chief Executive Officer
Jing Wang	35	Chief Financial Officer
Xiaoyu Zhang	33	Director
Jiangping (Gary) Xiao	42	Director
Li Lv	48	Director

The following is a summary of the biographical information of our directors and officers:

ZHIHUA YANG was appointed as our Chief Executive Officer on September 22, 2020. She was the Vice President of Ant Doctor Group Medical (Shenzhen) Co., Ltd from 2018. She founded Muyi Color Studio in Jiangsu, PRC in 2014. She has over 5 years of “live” streaming e-commerce with 50,000+ followers and more than 20 years of business experience. She graduated from Gansu University of Political Science and Law in 1997 with a Bachelor of Business Administration.

JING WANG was appointed as our Chief Financial Officer on May 26, 2020. She was a management associate with the Shanghai Songjiang Economic and Technology Development Company Limited from 2009 through 2011 and has held the position of financial controller from 2012 through 2019 at the Ministry of Commerce of the People's Republic of China’s Block Chain Division. Mrs. Wang graduated with a Bachelor degree in Business Administration from South East University of China in 2008.

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

JIANGPING (GARY) XIAO has been the Vice President of Finance and Accounting at Hilco IP Merchant Bank since 2019. Prior to that, he was the Chief Financial Officer of Professional Diversity Network, Inc., from 2017 to 2019. From 2013 to 2016, Mr. Xiao was the Chief Financial Officer and Controller of Petstages. Earlier in his career, Mr. Xiao served as the Controller of the Operations Management Group of The Jordan Company, a private equity firm, from 2008 to 2013, and as a Senior Finance Associate, Financial Planning and Analysis of United Airlines from 2006 to 2008. Mr. Xiao obtained a Master of Business Administration from the Ross School of Business at the University of Michigan in 2006 and a B.A. in Accounting from Tsinghua University in Beijing, China in 2000.

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

Directors and Officers of Hong Kong Takung

Mr. Jian Xiao was appointed as director of Hong Kong Takung on January 3, 2020. Under Hong Kong Takung’s Articles of Association and Hong Kong law, Hong Kong Takung is managed by the General Manager who is appointed and supervised by its Board of Directors. A director is appointed by the shareholders for a term of one year or until the next Annual General Meeting and can be re-elected for consecutive terms.

Directors and Officers Tianjin Takung

Mr. Xian Gang Luo was appointed as director and the General Manager of Tianjin Takung on September 24, 2020.

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

Jiangping (Gary) Xiao

High level of financial literacy - Mr. Xiao obtained a Master of Business Administration from the Ross School of Business at the University of Michigan in 2006 and a B.A. in Accounting from Tsinghua University in Beijing, China in 2000.

Marketing/Marketing related technology experience, Relevant Chief Executive/President or like experience and Corporate Governance Expertise – Mr. Xiao has held many leadership positions in private and public companies, more recently as Vice President of Finance and Accounting at Hilco IP Merchant Bank since 2019 and as Chief Financial Officer of Professional Diversity Network, Inc., a Nasdaq-listed company from 2017 to 2019. In his previous roles, he had garnered valuable knowledge and experience in marketing, managing and advising a U.S. public company and public company corporate governance.

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

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2020:

Board of Directors	3
Audit Committee	4
Compensation Committee	2
Nominating Committee	3

The above table includes meetings held by means of a conference telephone call and the actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the Board of Directors and those committees on which he served during the year.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officers and principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees. The Code is current available on our website at http://www.takungart.com/content.equisolve.net/_1f010bf36ebf8949a247a2400b90e89f/takungae/db/225/645/file/Code%20of%20Business%20Conduct%20and%20Ethics%20-%20v443235_TAKUNG_ART_CO.%2c_LTD._8K_20160623%20-%2099.4.pdf.

Board Leadership Structure and Role in Risk Oversight

Ms. Xiaoyu Zhang is the Company’s Chairman of Board of Director and Mr. Jing Wang is our Chief Financial Officer. We have three independent directors. Ms. Zhihua Yang is our chief executive officer is best situated to serve as our business and industry most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well. The Board’s role in the risk oversight of the Company includes, among other things:

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2020, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, save that one officer who filed an erroneous report, which has since been rectified.

Item 11.	Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Takung Art Co., Ltd and its subsidiaries, Hong Kong Takung Art Company Limited, Hong Kong Takung Art Holdings Company Limited, Takung (Shanghai) Co., Ltd, Takung Cultural Development (Tianjin) Co., Ltd, Art Era Internet Technology (Tianjin) Co., Ltd, Hong Kong MQ Group Limited and Tianjin MQ Enterprise Management Consulting Co., Ltd in the fiscal years ended December 31, 2020 and 2019 in their capacity as such officers. Mr. Ming Cheng receives no additional consideration for his services as director of the Company. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years reported.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Bonus		Share Options *	Total Annual
Zhihua Yang[1]	2020	$23,402		$—	—	$23,402
Chief Executive Officer	2019	$—		$—	—	$—

Jing Wang[2]	2020	$32,056		$—	—	$32,056
Chief Financial Officer	2019	$—		$—	—	$—

Fang Mu3	2020	$45,127		$—	—	$45,127
Former Chief Executive Officer	2019	$38,687		$5,984	—	$44,671

Jehn Ming Lim[4]	2020	$41,904	$			$41,904
Former Chief Financial Officer	2019	$90,367		$7,605	—	$97,972

Chun Hin Leslie Chow[5]	2020	$—		$—	—	$—
Former Chief Executive Officer, Former Chief Financial Officer	2019	$121,561		$—	—	$121,561

(1)	Mrs. Yang was appointed as our Chief Executive Officer on September 22, 2020.

(2)	Mrs. Wang was appointed as our Chief Financial Officer on May 26, 2020.

(3)	Ms. Mu was appointed as the Company’s Chief Executive Officer on August 6, 2019 and resigned on September 5, 2020.

On August 14, 2019, Ms. Mu entered into a consulting agreement with our indirect wholly-owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd to provide management services, consulting services to clients, administration and human resources management and financial and accounting management services. In consideration for her services, Ms. Mu will be paid RMB 30,000 (approximately $4,345) per month on an after-tax basis and be reimbursed for all incidental expenses. The term of her engagement will be for an initial period of one year beginning August 14, 2019 through August 13, 2020 and will automatically renew for successive one (1) year periods unless terminated by either party. The consulting agreement was approved by our Audit Committee on August 12, 2019.

The amount from both of above agreements was treated as the executive compensation to Ms. Mu.

(4)	On February 18, 2019, our Nominating and Compensation Committees nominated and appointed Mr. Jehn Ming Lim as our and our Hong Kong subsidiary, Hong Kong Takung’s new Chief Financial Officer. On May 9, 2020, Mr. Lim resigned.

(5)	Mr. Chow was appointed our Chief Financial Officer and Chief Financial Officer of our Hong Kong subsidiary, Hong Kong Takung on February 22, 2016. On February 22, 2016, Mr. Chow was granted share options to purchase 50,000 shares of common stock of the Company at an exercise price of $2.91 per share pursuant to the Company’s 2015 Incentive Stock Plan. The options are exercisable during the term of his employment in three equal installments of 16,666 shares of common stock, the first installment being exercisable on the date of issue and thereafter on each successive anniversary thereof. On November 16, 2018, Mr. Chow took over as acting Chief Executive Officer, replacing Mr. Xiao who resigned that day. There was no change in Mr. Chow’s employment terms. For the year ended December 31, 2019, Mr. Chow received an apportioned salary of $208,325, a bonus of $104,417, and share options worth $7,059. For the year ended 2019, Mr. Chow received an apportioned salary of $121,561 and Mr. Chow he resigned as our Chief Executive Officer on August 6, 2019.

*The value reported for each executive is the cost recognized in our financial statements during fiscal year 2019, calculated in accordance with Accounting Standards Codification Topic 718 "Share-based Compensation”.

Operating Subsidiary Executive Compensation Summary

The table below sets forth the positions and compensations for the officers of Hong Kong and Tianjian Takung for the years ended December 31, 2020 and 2019.

Name	Year	Annual Salary ($)	Bonus ($)	Total ($)
Leslie Chow [1]	2020	-	-	-
Former Chief Executive Officer, former Chief Financial Officer	2019	121,561	-	121,561

Jehn Ming Lim [2]	2020	41,904	-	41,904
Former Chief Financial Officer	2019	90,367	7,605	97,972

Fang Mu [3]	2020	45,127	-	45,127
Former Chief Executive Office	2019	38,687	5,984	44,671

Song Wang [4]	2020	-	-	-
Former Director	2019	28,175	-	28,175

(1)	Mr. Chow’s monthly compensation was adjusted to $17,543 (HK$136,064) since February 2017 and remained the same for 2019. His compensation was apportioned between Takung Art Co., Ltd and its subsidiary, Hong Kong Takung to reflected the time he spent on the affairs of both entities as a Chief Executive Officer. Mr. Chow resigned as our Chief Executive Officer on August 6, 2019.

(2)	Mr. Lim’s compensation as Chief Financial Officer of both the Company and its Hong Kong subsidiary is set forth in an employment agreement between Mr. Lim and Hong Kong Takung dated February 18, 2019. Pursuant to the agreement, Mr. Lim received a monthly salary of HK$65,000 (approximately $8,296) for his services as Chief Financial Officer. Mr. Lim resigned his position of Chief Financial Officer on May 9, 2020.

(3)	Ms. Mu’s compensations as Chief Executive Officer of the Company and its Hong Kong subsidiary was set forth in a consultancy agreement between Ms. Mu and Hong Kong Takung dated August 6, 2019. Pursuant to the agreement, Ms. Mu received a monthly salary of HK$30,000 (approximately $ 3,868). In addition, a new consultancy agreement was entered with our indirect wholly-owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) and the effective day of August 14, 2019 with the payment of RMB 30,000 (approximately $4,345) per month. Ms. Mu resigned her position as an officer of Hong Kong Takung and Tianjin Takung on September 5, 2020 and her consultancy agreement with Tianjin Takung was also terminated simultaneously. On September 16, 2020, Ms. Mu signed a consultancy service agreement with Hong Kong Takung for a monthly service fee of HK$40,000 (approximately $5,157) with an expiration date on September 15, 2021.

(4)	Mr. Wang received a monthly compensation of $3,868 (HKD$30,000) from Hong Kong Takung for his services as director since October 1, 2018. Mr. Wang resigned as the director of Hong Kong Takung on June 30, 2019.

Operating Subsidiary Employment Agreements

Ms. Mu, as Chief Executive Officer of the Company, entered into a consulting agreement with our wholly-owned subsidiary, Hong Kong Takung to provide management services and the effective day of August 6, 2019. Ms. Mu resigned her positions of Chief Executive Officer of the Company and officer of our subsidiary in Hong Kong on September 5, 2020.

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

Compensation of Directors

The following table sets forth the compensation received by our directors in fiscal years of 2020 and 2019 in their capacity as directors.

Name and Principal Position	Year	Fee earned or paid in Cash ($)	Base Compensation and bonus ($)	Share Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred	All Other Compensation ($)	Total ($)
Xiaoyu Zhang[1]	2020	—	$10,000	—	—	—	—	—	$10,000
Director	2019	—	$10,986	—	—	—	—	—	$10,986
(Chairperson)

Jiangping (Gary) Xiao[2]	2020	—	20,000	—	—	—	—	—	20,000
Director	2019	—	$10,000	—	—	—	—	—	$10,000

Li Lv2	2020	—	$5,000	—	—	—	—	—	$5,000
Director	2019	—	5,000	—	—	—	—	—	$5,000

Joseph Levinson[4]	2020	$—	—	$—	—	—	—	—	$—
Former Director	2019	$15,000	—	$1,760	—	—	—	—	$16,760

William Kwok Keung Tsui[4]	2020	$—	—	$—	—	—	—	—	$—
Former Director	2019	$15,000	—	$1,760	—	—	—	—	$16,760

John Levy [5]	2020	$—	—	$—	—	—	—	—	$—
Former Director	2019	$15,000	—	$5,178	—	—	—	—	$20,178

(1)	Ms. Xiaoyu Zhang was appointed director and Chairperson of the board of directors on November 19, 2018. She received no share awards for the years ended December 31, 2020 and December 31, 2019.

(2)	Both Mr. Xiao and Ms. Lv joined the board of directors on July 8, 2019.

(3)	Mr. Joseph Levinson and William Kwok Keung Tsui joined the Company as its directors on December 1, 2015. They both received an apportioned cash compensation of $40,000 and shares awards worth $23,178 for their services for the year ended December 31, 2018. In the fiscal year ended December 31, 2019, each of them received 8,333 restricted share-based awards. Both Messrs Levinson and Tsui resigned as directors on July 8, 2019.

(4)	Mr. John Levy joined the Company as a director on March 1, 2016. He received an apportioned cash compensation of $40,000 and share awards worth $27,579 for his services for the year ended December 31, 2018. In the fiscal year ended December 31, 2019, he received 12,438 shares restricted share-based awards. He resigned as director on July 8, 2019.

Option Grants Table

During the years ended December 31, 2020 and 2019, the Company did not grant new share options under the 2015 Plan.

Outstanding Equity Awards at Fiscal Year-End

During year ended December 31, 2019, 5,000 of restricted share-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The total unvested restricted share was Nil shares as of December 31, 2019.

During year ended December 31, 2020, 10,000 restricted share-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The total unvested restricted shares Nil shares as of December 31, 2020.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

80,534 share options have been vested and 153,348 share options were forfeited during the year ended December 31, 2019.  As of December 31, 2019, the number of options outstanding and exercisable were 100,890 and 80,534, respectively.

90,712 share options have been vested and no share options were forfeited during year ended December 31, 2020. As of December 31, 2020, the number of options outstanding and exercisable were 100,890 and 90,712 respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of March 29, 2021.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Takung Art Co., Ltd, Room 709, Tower 2, Admiralty Centre, 18 Harcourt Rd, Admiralty, Hong Kong.

		Number of Shares	Percentage Ownership of Shares of
Name and Address	Title of Class	Beneficially Owned(1)	Common Share
Owner of more than 5% of Class

Hiu Ngai Ma Block H3, Chi Fu Fa Yuen, Pok Fu Lam, Hong Kong	Common Stock	2,216,907	19.668%

Jian Xiao No. 503, Unit 1, Block 22, Dan Yang Li, Zong Shu Ying District, Xi Shan Qu, Kun Ming City, Yunnan Province, People’s Republic of China	Common Stock	3,000,000	26.616%

CEDE & CO PO BOX 20 Bowling Green Station New York NY 10014	Common Stock	1,401,696	12.436%

Directors and Officers

Zhihua Yang(2)	Common Stock	--	*
Jing Wang(3)	Common Stock	-	*
Xiaoyu Zhang(4)	Common Stock	--	*
Jiangping (Gary) Xiao(5)	Common Stock	--	*
Li Lv(5)	Common Stock	--	*
All Officers and Directors (Six persons)		-	*

*             Less than one percent (1%) of the issued and outstanding shares of common stock as of March 29, 2021.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 29, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 29, 2021 (11,271,379), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred share and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Mrs. Yang was appointed our Chief Executive Officer on September 22, 2020.

(3)	Mr. Jing Wang was appointed out Chief Financial Officer on May 26, 2020.

(4)	Ms. Xiaoyu Zhang was appointed director of the Company on November 19, 2018 and has not received any common stock awards nor own any common stock.

(5)	Messrs Jiangping (Gary) Xiao and Li Lv were appointed directors of the Company on July 8, 2019 and neither has received any common stock awards nor owns any common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than five percent of our outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect our company since the beginning of 2020.

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

Secured Loan Agreements

On September 16, 2019, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Working Capital Loan") with Mr. Shuhai Li (“Li”), former legal representative of Tianjin Takung, for an amount of $6,448,784 (HK$50,000,000). The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2020. On May 15, 2020, Hong Kong Takung entered into an extension agreement with Li to extend the HK Dollar Working Capital Loan with a due date on May 15, 2021. On May 29, 2020, Li transferred this loan to Jing Wang (“Wang”), our Chief Financial Officer with the same extended maturity date.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Working Capital Loan") with Li for the loan of $6,225,134 (RMB40,619,000) with the maturity date of the loan as May 15, 2020. On May 15, 2020, Tianjin Takung entered into an extension agreement with Li to extend the RMB Working Capital Loan with a maturity date on May 15, 2021. On May 29, 2020, the loan was transferred to Wang.

Through an understanding between Wang and the Company, the HK Dollar Working Capital Loan is "secured" by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

Lease Agreements

We signed a new Hong Kong office lease on December 15, 2020 for approximately 885 square feet of office space at Room 709 on the 7th floor of Tower II of Admiralty Centre, 18 Harcourt Road, Admiralty, Hong Kong. The lease expires on December 14, 2022 and provides for a monthly rent of $5,135 (HK$39,825) and a monthly building management fee of $575 (HK$4,460).

On August 12, 2020, Tianjin Takung leased an office space at 14-1-302, Intercity Meijing Garden, Beichen Economic Development Zone, Beichen District, Tianjin, China. The lease provides a monthly rent payment is $227(RMB1,568) and expires on August 11, 2021.

Consulting Agreements

On August 1, 2019, the Company has engaged Chun Hin Leslie Chow as an external consultant after his resignation as the Company’s Chief Executive Officer and accrued a monthly service fee of $11,398 (HK$88,400). The service agreement is renewable annually. The agreement was renewed on August 1, 2020 with a monthly service fee of $7,736 (HK$60,000).

On September 16, 2020, the Company engaged Fang Mu as an external consultant after her resignation as the Company’s Chief Executive Officer and accrued a monthly service fee of $5,157 (HK$40,000) with an expiration date on September 15, 2021.

Item 14.	Principal Accounting Fees and Services.

On April 26, 2016, Marcum Bernstein & Pinchuk LLP (“Marcum BP”) was appointed as our independent registered public accounting firm. On March 1, 2021, WWC, P.C. (“WWC”) was appointed as the new independent registered public accounting firm. Simultaneously with the appointment of WWC, on March 1, 2021, Marcum BP was terminated as the independent registered public accounting firm for the Company.

Audit Fees

We incurred approximately $231,000 for professional services rendered by our former registered independent public accounting firm, Marcum BP for the audit and review of the Company in the fiscal year 2019.

We incurred approximately $99,000 for professional services rendered by our former registered independent public accounting firm, Marcum BP for the review of the Company in the fiscal year 2020.

We incurred approximately $150,000 for professional services rendered by our current registered independent public accounting firm, WWC, for the audit of the Company in the fiscal year 2020.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2020 and 2019.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2020 and 2019.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2020 and 2019.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment (3)
3.7	Certificate of Amendment (5)
3.8	Certificate of Incorporation of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd. (4)
3.9	Articles of Association of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd. (4)
4.1	Takung Art Co., Ltd 2015 Incentive Share Plan (6)
4.2	Description of Securities (12)
10.1	Share Exchange Agreement dated September 23, 2014, by and among Cardigant Medical Inc., HongKong Takung Assets and Equity Artworks Exchange Co., Ltd., and the shareholders of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
10.2	Tenancy Agreement dated December 15, 2020 by and between International Collections Limited and Hong Kong Takung Art Company Limited*
10.3	Co-Owner Agreement (4)
10.4	Provisional Rules Governing the Trading in Artwork Units (4)
10.5	Provisional Rules Governing the Offering and Listing of Artwork Units(4)
10.6	Market Entry Agreement of Traders (4)
10.7	Provisional Administrative Measures Governing the Registration and Clearing of Artwork Units(4)
10.8	Order Form with China Telecom Global Limited(4)
10.9	Software Development Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.10	Subscription Agreement (8)
10.11	Software Development Agreement dated August 1, 2015, between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Shenzhen Qianrong Cultural Investment Development Co., Ltd.(9)

10.12	Employment Agreement between Mr. Jehn Ming Lim and Hong Kong Takung Art Company Limited dated February 18, 2019. (10)
10.13	Lease Agreement between The Shaw Foundation Hong Kong Limited and Hong Kong Takung Art Company Limited dated January 25, 2019. (11)
10.14	English Translation of Lease Agreement between Zhang Ying and Takung Cultural Development (Tianjin) Co., Ltd. (11)
10.15	Loan Agreement dated June 13, 2019 by and between Friend Sourcing Ltd. and Hong Kong Takung Art Company Limited*
10.16	Loan Agreement dated June 13, 2019 by and among Takung Cultural Development (Tianjin) Co., Ltd., Chongqing Aoge Import and Export Co., Ltd. and Wang Daquan *
10.17	Loan Extension Agreement dated September 30, 2020 by and between Friend Sourcing Ltd. and Hong Kong Takung Art Company Limited*
10.18	Loan Extension Agreement dated September 30, 2020 by and between Takung Cultural Development (Tianjin) Co., Ltd. and Chongqing Aoge Import and Export Co., Ltd. *

21.1	List of Subsidiaries *
23.1	Consent of WWC, P.C. *
23.2	Consent of Marcum Bernstein & Pinchuk LLP *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

(4)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(5)	Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on August 12, 2015.

(6)	Incorporated herein by reference to Exhibit 4.1 to our registration statement on Form S-8 filed with the SEC on August 27, 2015.

(7)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 31, 2015.

(8)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 17, 2015.

(9)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on November 25, 2015.

(10)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on February 19, 2019.

(11)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on April 16, 2019.

(12)	Incorporated herein by reference to exhibit to our annual report on Form 10-K filed with the SEC on May 8, 2020.

*	Filed herewith

**	Furnish herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKUNG ART CO., LTD

March 31, 2021	By:	/s/ Zhihua Yang
Zhihua Yang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhihua Yang	Chief Executive Officer	March 31, 2021
Zhihua Yang	(Principal Executive Officer)

/s/ Jing Wang	Chief Financial Officer	March 31, 2021
Jing Wang	(Principal Financial and Accounting Officer)

/s/Xiaoyu Zhang	Director	March 31, 2021
Xiaoyu Zhang

/s/ Jiangping (Gary) Xiao	Director	March 31, 2021
Jiangping (Gary) Xiao

/s/ Li Lv	Director	March 31, 2021
Li Lv