Form 10-Q
period 2021-03-31
Takung Art Co., Ltd.
filed 2021-05-17
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of common stock issued and outstanding as of May 13, 2021 is 11,662,379.

FORM 10-Q

TAKUNG ART CO., LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,383,648	$4,698,135
Restricted cash	11,478,520	9,144,610
Account receivables, net	154,349	154,771
Prepayment and other current assets, net	572,029	279,387
Amount due from related parties	6,199,670	6,225,134
Loan receivables	2,136,817	2,609,748
Total current assets	24,925,033	23,111,785

Non-current assets
Property and equipment, net	341,758	437,996
Intangible assets	22,443	22,504
Deferred tax assets, net	661,907	638,860
Operating lease right-of-use assets	165,335	183,409
Other non-current assets	26,816	18,594
Total non-current assets	1,218,259	1,301,363
Total assets	$26,143,292	$24,413,148

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$784,397	$728,088
Customer deposits	11,478,520	9,144,610
Advance from customers	8,390	17,412
Short-term borrowings from a third party	1,971,718	1,977,109
Amount due to a related party	6,431,199	6,448,784
Operating lease liabilities – current	73,607	72,367
Tax payables	99,137	106,354
Total current liabilities	20,846,968	18,494,724

Non-current liabilities
Operating lease liabilities, non-current	87,913	103,379
Total non-current liabilities	87,913	103,379
Total liabilities	20,934,881	18,598,103

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,271,379 shares issued and outstanding as of March 31, 2021; 11,271,379 shares issued and outstanding as of December 31, 2020)	11,271	11,271
Additional paid-in capital	6,361,832	6,358,115
Accumulated deficit	(798,899)	(226,311)
Accumulated other comprehensive loss	(365,793)	(328,030)
Total shareholders’ equity	5,208,411	5,815,045
Total liabilities and shareholders’ equity	$26,143,292	$24,413,148

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Revenue
Listing fee	$273,792	$176,943
Commission	358,086	900,823
Management fee	147,230	103,520
Total revenue	779,108	1,181,286

Cost of revenue	(252,237)	(656,514)
Gross profit	526,871	524,772

Operating expenses
General and administrative expenses	(1,013,158)	(1,110,447)
Selling expenses	(104,911)	(42,989)
Total operating expenses	(1,118,069)	(1,153,436)

Loss from operations	(591,198)	(628,664)

Other income and expenses:
Other income (expenses)	22,813	38,305
Loan interest expense	-	(38,913)
Exchange loss	(8,976)	(236,695)
Total other income (expenses)	13,837	(237,303)

Loss before income tax expense	(577,361)	(865,967)

Income tax benefit (expense)	4,773	(87,395)

Net loss	(572,588)	(953,362)

Foreign currency translation adjustment	(37,763)	(8,768)

Comprehensive loss	$(610,351)	$(962,130)

Loss per common share – basic	$(0.05)	$(0.08)
Loss per common share – diluted	$(0.05)	$(0.08)
Weighted average number of common shares outstanding –basic	11,271,379	11,255,129
Weighted average number of common shares outstanding –diluted	11,271,379	11,255,129

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Number	Common	Additional Paid-in	Retained	Accumulated other comprehensive
	of shares	stock	capital	earnings	loss	Total
Balance, December 31, 2020	11,271,379	$11,271	$6,358,115	$(226,311)	$(328,030)	$5,815,045
Shared-based compensation	-	-	3,717	-	-	3,717
Net loss	-	-	-	(572,588)	-	(572,588)
Foreign currency translation adjustment	-	-	-	-	(37,763)	(37,763)
Balance, March 31, 2021	11,271,379	$11,271	$6,361,832	$(798,899)	$(365,793)	$5,208,411

	Number	Common	Additional Paid-in	Retained earnings (accumulated	Accumulated other comprehensive
	of shares	stock	capital	deficit)	loss	Total
Balance, December 31, 2019	11,255,129	$11,255	$6,320,604	$386,327	$(273,029)	$6,445,157
Shared-based compensation	-	-	5,986	-	-	5,986
Net loss	-	-	-	(953,362)	-	(953,362)
Foreign currency translation adjustment	-	-	-	-	(8,768)	(8,768)
Balance, March 31, 2020	11,255,129	$11,255	$6,326,590	$(567,035)	$(281,797)	$5,489,013

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities:
Net cash provided by (used in) operating activities	1,651,695	(1,214,913)

Cash flows from investing activities:
Purchase of property and equipment	(1,229)	-
Repayment of loan from a third party	390,400	-
Net cash provided by investing activities	389,171	-

Effect of exchange rate change on cash, cash equivalents and restricted cash	(21,443)	(85,550)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,019,423	(1,300,463)

Cash, cash equivalents and restricted cash, beginning balance	13,842,745	21,829,154

Cash, cash equivalents and restricted cash, ending balance	$15,862,168	$20,528,691

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents as of March 31, 2021 and 2020, respectively	4,383,648	5,062,253
Restricted cash as of March 31, 2021 and 2020, respectively	11,478,520	15,466,438
Total cash, cash equivalents, and restricted cash as of March 31, 2021 and 2020, respectively	$15,862,168	$20,528,691

Supplemental cash flows information:

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Hong Kong Takung Art Holdings Company Limited (“Takung Art Holdings”) was formed in Hong Kong on July 20, 2018 and operates as a holding company to control an online platform for offering, selling and trading whole piece of artwork. Takung Art Holdings was deregistered on April 29, 2020 due to deregistration of its wholly-owned subsidiary, Art Era Internet Technology (Tianjin) Co., Ltd., on June 18, 2019.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC.

Beginning in the first quarter of 2020, a strain of coronavirus (COVID-19) has spread globally and at this point, the extent to which the COVID-19 may impact operations of the Company is uncertain. The extent of the impact of the coronavirus on the Company's business and operations will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the three months ended March 31, 2021 may not be indicative of the future operating results for the fiscal year ending December 31, 2021 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. Dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of March 31, 2021, its interim condensed consolidated results of operations and cash flows for the three months ended March 31, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recent Accounting Pronouncements

Except for the ASUs issued but not yet adopted disclosed in Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of prepaid tax, prepaid services for maintenance of online trading system, prepaid advertising and promotional services, prepaid financial advisory and banking services, prepaid rent to a related party, rent deposit and as well as other current assets.

	March 31,	December 31,
	2021	2020
	(Unaudited)
Prepaid tax	$12,139	$32,262
Prepaid service fees	183,811	202,647
Prepaid rent	359,839	-
Staff advance	763	2,299
Deposit	15,477	35,879
Other current assets	-	6,300
Less: allowance for doubtful accounts	-	-
Prepayment and other current assets, net	$572,029	$279,387

No provision for doubtful accounts was recognized for the three months ended March 31, 2021 and 2020.

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
Listing fee	$154,349	$154,771
Less: allowance for doubtful accounts	-	-
Account receivables, net	$154,349	$154,771

No provision for doubtful accounts was recognized for the three months ended March 31, 2021 and 2020.

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

Date	Borrower	Lender	Original Amount (RMB)	Outstanding Balance (RMB)	Amount in Reporting Currency (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$763,149	0%	7/30/2021
8/29/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	763,149	0%	7/30/2021
9/20/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	4,000,000	4,000,000	610,519	0%	7/30/2021
			Total		$2,136,817

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

On November 30, 2020, Tianjin offered a short-term financing in an amount of $992,094 (RMB6,500,000) with an annual interest rate at 6% to a non-related third party, Tianjin Zhiyuan Enterprise Management Co., Ltd. The loan was matured on February 2, 2021. $534,204 (RMB 3,500,000) was paid off on December 31, 2020 and $462,255 (RMB3,028,603), inclusive of the outstanding principal balance, $457,889 (RMB3,000,000) and interest receivable, $4,366 (RMB28,603). This loan receivable was fully repaid on January 27, 2021.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Furniture, fixtures and equipment	$217,623	$218,430
Leasehold improvements	23,152	23,216
Computer trading and clearing system	3,458,697	3,468,346
Transport equipment	109,796	110,245
Sub-total	3,809,268	3,820,237
Less: accumulated depreciation	(3,467,510)	(3,382,241)
Property and equipment, net	$341,758	$437,996

Depreciation expense was $96,613 and $127,930 for the three months ended March 31, 2021 and 2020, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Accruals for professional fees	$471,002	$267,427
Accruals for consulting fees	266,697	365,634
Payroll payables	29,696	80,026
Trading and clearing system	3,089	-
Other payables	13,913	15,001
Total accrued expenses and other payables	$784,397	$728,088

8. SHORT-TERM BORROWINGS FROM A THIRD PARTY

In July 2019, Hong Kong Takung entered into HKD Loans with Friend Sourcing with interest accruing at a rate of 8% per annum. The HKD Loans are to provide Hong Kong Takung with sufficient HKD currency to meet its working capital requirements. Friend Sourcing is a non-related party to the Company. On April 1, 2021, Hong Kong Takung extended the due date of the HKD Loans with Friend Sourcing to July 30, 2021.

In the meantime, Tianjin Takung entered interest-free RMB Loans with another third party as a guarantee for the HKD Loans. The loan amount was $2,136,817 (RMB 14,000,000). Through an understanding between the two third parties, the HKD Loans are “secured” by the RMB Loans. It is an understanding between the parties that when the HKD Loans are repaid, the RMB Loans will be repaid at the same time.

Date	Borrower	Lender	March 31, 2021 (USD)	December 31, 2020 (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Hong Kong Takung	Friend Sourcing Ltd.	$716,169	$718,127	8%	7/30/2021
8/29/2019	Hong Kong Takung	Friend Sourcing Ltd.	$697,527	$699,434	8%	7/30/2021
9/20/2019	Hong Kong Takung	Friend Sourcing Ltd.	$558,022	$559,548	8%	7/30/2021
		Less: Discount loan payable	$-	$-
		Total	$1,971,718	$1,977,109

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of March 31, 2020. The fair value of the short-term borrowings approximates their carrying amounts. The weighted average short-term borrowings were $1,971,718 and $1,247,691 for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. The interest expenses for the short-term borrowings were $nil and $38,913 for the three months ended March 31, 2021 and 2020, respectively.

9. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of director and related parties to which the Company has transactions with:

(a) Jianping Mao (“Mao”), the Human Resources Management Director of Hong Kong Takung

(b) Jing Wang (“Wang”), the Chief Financial Officer of the Company since June 1, 2020 and the former legal representative of Tianjin Takung during period from May 28, 2020 to September 24, 2020

Amount due from related parties

Amount due from related parties consisted of the following as of the periods indicated:

	March 31, 2021	December 31, 2020
	(Unaudited)
Wang (b)(i)	$6,199,670	$6,225,134
Mao(a)(ii)	-	111,099
Less: allowance for doubtful accounts (ii)	-	(111,099)
Total current amount due from a related party	$6,199,670	$6,225,134

Amount due to a related party

Amount due to a related party consisted of the following as of the periods indicated:

	March 31, 2021	December 31, 2020
	(Unaudited)
Wang (b)(i)	$6,431,199	$6,448,784
Total current amount due to a related party	$6,431,199	$6,448,784

(i)	Amount due to and due from Wang

On May 29, 2020, Hong Kong Takung entered into an interest-free loan agreement (the "HK Dollar Working Capital Loan") with Wang for the loan of $6,431,199 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2021. Hong Kong Takung is currently negotiating an extension of the loan with Wang.

In a meantime, Tianjin Takung entered into an interest-free loan agreement (the "RMB Working Capital Loan") with Wang for the loan of $6,199,670 (RMB40,619,000) with the maturity date of the loan as May 15, 2021. Tianjin Takung is currently negotiating an extension of the loan with Wang.

Through an understanding between Wang and the Company, the HK Dollar Working Capital Loan is "secured" by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

(ii)	Amount due from Mao

The amount due from Mao is primarily related to the lease deposit from Mao. On May 13, 2019, the Company entered into a non-cancellable lease agreement with a related party, Mao for its office location in Tianjin, PRC. The leased office location is approximately 2,090.61 square meters. The lease will expire on May 12, 2021. The Company is charged rent at a rate of $0.55 per square meter per day. The agreement requires a lump sum payment of $209,994 (RMB1,449,838) every six months and a deposit of $111,099 (RMB724,919). On May 12, 2020, the Company terminated the lease and recognized bad debt expense of $111,099 related to the deposit paid to Mao due to the remote likelihood of collecting the rent deposit. No related lease liability was recognized as of December 31, 2020.

(iii)	Rent prepayment to Mao

On March 1, 2021, Tianjin Takung entered into two lease agreements with a related party, Mao for its office location in Tianjin, PRC and employee accommodation in Hong Kong. The leases will expire on February 28, 2022. Monthly rental payments for the office location and employee accommodation are $25,070 (RMB 162,500) and $7,135 (RMB46,250), respectively. The agreements require lump sum payments of $300,847 (RMB1,950,000) and $85,626 (RMB555,000), respectively. As of March 31, 2021, total rent amount paid to Mao with respect to these agreements included in prepayment was $349,777 (RMB2,291,667).

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

United States of America

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of March 31, 2021 due to the recent enactment.

As of March 31, 2021 and December 31, 2020, the Company in the United States had $1,809,680 and $1,454,286 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

Hong Kong

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $257,808) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung U.S, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected Hong Kong Takung to be subject to the two-tier profits tax rates.

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

The income tax provision consists of the following components:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-
State	-	-
Foreign	20,208	101,561
Total Current	$20,208	$101,561

Deferred:
Federal	$-	$-
State	-	-
Foreign	(24,981)	(14,166)
Total Deferred	$(24,981)	$(14,166)

Total income tax expense	$(4,773)	$87,395

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Loss before income tax expense	$(577,361)	$(865,967)

Computed tax expense with statutory tax rate	(121,245)	(142,884)
Impact of different tax rates in other jurisdictions	3,719	(5,019)
Impact of preferred tax rate	46,150	57,184

Non-deductible items:
Tax effect of non-deductible expenses	(7,078)	13,328
Changes in valuation allowance	74,827	28,600
Others	(1,146)	136,186
Total income tax expense	$(4,773)	$87,395

The effective tax rate was 0.8% and (10.1)% for the three months ended March 31, 2021 and 2020, respectively.

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	March 31, 2021	December 31, 2020
	(Unaudited)
Uncertain tax liabilities, beginning of period	$101,789	$-
Settlements with tax authority during current year	(28,562)	101,789
Uncertain tax liabilities, end of period	$73,227	$101,789

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the interim condensed consolidated financial statements as of March 31, 2021. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of nil as of March 31, 2021 and December 31, 2020, respectively.

Our subsidiary, Hong Kong Takung, has been recently selected for routine examination for its tax years ended 31 December 2016 through 2018 by Hong Kong Inland Revenue Department (“IRD”). As of March 31, 2021 and December 31, 2020, the Company had $73,227 and $101,789, respectively, of uncertain tax liabilities related to the different methodology of certain tax non-deductible expenses applied by the IRD. The examination is currently in progress. Due to the uncertain tax regulations, it is possible that the ultimate resolution of uncertain tax positions may result in an adverse finding and we would be subject to additional liability which could be materially different from these estimates. In such circumstances, we will record additional tax expense or tax benefit in the period in which such the resolution occurs. The Company does not expect the position of uncertain tax liabilities will significantly fluctuate within the next twelve months.

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

The following table provides a summary of leases by balance sheet location as of March 31, 2021:

Assets/liabilities	Classification	As of March 31, 2021
Assets
Operating lease right-of-use assets	Operating lease assets	$165,335

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$73,607

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	87,913

Total lease liabilities		$161,520

The operating lease expenses for the three months ended March 31, 2021 and 2020 were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2021	2020
Operating lease cost	Cost of revenue, general and administrative expenses	$57,275	$200,362
Total lease cost		$57,275	$200,362

Maturities of operating lease liabilities on March 31, 2021 were as follows:

Maturity of Lease Liabilities	Operating Leases
2021 (remaining)	$66,528
2022	80,493
2023	15,263
2024	15,263
2025	-
Thereafter	-
Total lease payments	$177,547
Less: interest	(16,027)
Present value of lease payments	$161,520

	Three Months Ended March 31,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)
Operating leases	2.57	1.51

Weighted-average discount rate (%)
Operating leases	8%	8%

	Three Months Ended March 31,
Other Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17,126	$28,478
Leased assets obtained in exchange for new operating lease liabilities	-	-

12. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(572,588)	$(953,362)

Denominator:
Weighted-average shares outstanding – Basic	11,271,379	11,255,129
Stock options and restricted shares	-	-
Weighted-average shares outstanding – Diluted	11,271,379	11,255,129

Loss per share
-Basic	$(0.05)	$(0.08)
-Diluted	$(0.05)	$(0.08)

Due to the loss for the three months ended March 31, 2020, approximately 100,890 options and 6,250 restricted shares, respectively, were excluded from the calculation of diluted net loss per share.

Due to the loss for the three months ended March 31, 2021, approximately 100,890 options and no restricted shares, respectively, were excluded from the calculation of diluted net loss per share.

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

Except for the above, as of March 31, 2021 and through the issuance date of the condensed consolidated financial statements included in this Form 10-Q, the Company does not have any other significant indemnification claims.

14. SUBSEQUENT EVENTS

On April 1, 2021, Hong Kong Takung entered into a loan extension agreement for its HK Dollar Working Capital Loan with Friend Sourcing Ltd, with an extended maturity date to July 30, 2021. On the same day, Tianjin Takung also entered into a loan extension agreement for its RMB Working Capital Loan with Chongqing Aoge Import and Export Co. with an extended maturity date to July 30, 2021.

On April 21, 2021, our board of directors approved an award of the Company’s common stock to its directors, employees and consultants at a par value of $0.001 under the 2015 Incentive Stock Plan. The aggregate number of shares of the Company’s common stock granted was 335,000.

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

Our headquarter is located in Hong Kong, Special Administrative Region, People’s Republic of China and we conduct our business primarily in Hong Kong and Tianjin. Our new principal executive office is located at Room 709, Tower 2, Admiralty Centre, 18 Harcourt Road, Admiralty, Hong Kong.

Recent Developments

While the ongoing coronavirus pandemic is spreading throughout the world, our operations have fully resumed in March 2020. Overall, we had additional pieces of artwork listed and a larger trading transaction amounts during the first quarter in 2021 as discussed underneath. Although we do not expect that the virus will have a material adverse effect on our business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of global situation of COVID-19. To minimize the impact of such uncertainties, we reduced our workforces during the first quarter in 2021.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees.

  THREE-MONTH PERIOD ENDED MARCH 31, 2021 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2020

The following tables set forth our interim condensed consolidated statements of income data with a percentage:

	Three Months Ended March 31,
	2021	% of Revenue	2020	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$779,108	100	$1,181,286	100
Cost of revenue	(252,237)	(32)	(656,514)	(56)
Selling expense	(104,911)	(14)	(42,989)	(4)
General and administrative expenses	(1,013,158)	(130)	(1,110,447)	(94)
Total costs and expenses	(1,370,306)	(176)	(1,809,950)	(154)
Loss from operations	(591,198)	(76)	(628,664)	(54)
Interest and other income (expenses), net	13,837	2	(237,303)	(20
Loss before income tax expense	(577,361)	(74)	(865,967)	(74)
Income tax benefit (expense)	4,773	1	(87,395)	(7)
Net loss	$(572,588)	(73)	$(953,362)	(81)

Revenue

The following table sets forth our interim condensed consolidated revenue by revenue source:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Listing fee revenue	$273,792	$176,943
Commission revenue	358,086	900,823
Management fee revenue	147,230	103,520
Total	$779,108	$1,181,286

(i)	Listing fee revenue

As of March 31, 2021, a total of 298 sets of artwork were listed for trade on our platform —comprising 73 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $30,627,634 (HK$237,600,000); 35 pieces of jewelry with a total listing value of $9,366,178 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $17,020,509 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,245,898 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $670,302 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $335,151 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,095,686 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,329,518 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,904 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,096,897 (HK$8,509,400), of which 22.5%-48% (for 73 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended March 31, 2021, there were 3 sets of paintings listed on our platform. Their total listing values were $1,095,686 (HK$8,500,000) for the paintings, of which 24.9%-25% (for the paintings) of the listed values were charged as listing fees.

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

The listing fees charged increased to $273,792 during the three months ended March 31, 2021 compared to $176,943 for the same period ended March 31, 2020. Compared to those for the three months ended March 31, 2020, the number of new listing of paintings and the value of the artworks were slightly higher during the same period in 2021. There were three sets of paintings listed during the three months ended March 31, 2021 while there were two sets of paintings during the same period in 2020 listed on our platform. The total listing value of the new artworks for the three months ended March 31, 2021 was $1,095,686 compared to $772,121 for the three months ended March 31, 2020.

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

Once an inactive trader has been assessed and identified, his/her contract will be reassessed pursuant to ASC 606-10-25-5 because there has been a significant change in fact and circumstances and pursuant to ASC 606-10-25-1(e), his/her contract will not be deemed to exist and revenue will not be recognized until consideration is received in accordance with ASC 606-10-25-7(a) as we would have already performed our obligations ahead of receiving consideration.

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

Total commission revenue decreased by $542,737 or 60.2% for the three months ended March 31, 2021 to $358,086 compared to $900,823 for the three months ended March 31, 2020. For the three months ended March 31, 2021, the trading amount was approximately $3,625,533,613 (HKD28,125,802,109) compared to $1,669,248,138 (HK$12,971,393,429) in the same period in 2020. Although we incurred a higher amount of trading amount in the first quarter 2021 compared to that in the same period in 2020, majority of the transactions were initiated by our VIP traders that would not incur commission revenue. Therefore, our commission revenue for the first quarter in 2021 was significantly lower than that in the same period in 2020.

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

During the three months period ended March 31, 2021, management fee revenue increased by $43,710, from $103,520 for the three months ended March 31, 2020 to $147,230 in the same period in 2021, due to an increase in trading transaction volume in the first quarter in 2021 compared to that in the same period in 2020 as discussed above.

Revenue by customer type

The following table presents our revenue by customer type:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Artwork owners	$273,792	$176,943
Non – VIP Traders	312,640	856,132
VIP Traders	192,676	148,211
Total	$779,108	$1,181,286

Cost of Revenue

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$135,174	$497,601
Depreciation	69,062	96,191
Internet service charge	19,169	34,332
Artwork insurance	12,744	12,120
Artwork storage	16,088	16,270
Total	$252,237	$656,514

Cost of revenue for the three months ended March 31, 2021 and March 31, 2020 was $252,237 and $656,514, respectively. The decrease in cost of revenue by $404,277, for the three months ended March 31, 2021 compared to March 31, 2020, was mainly due to a decrease in commissions paid to service agents by $362,427 because of a decrease in trading transactions initiated by non-VIP traders in the first quarter in 2021, a decrease in depreciation by $27,129 due to having fully depreciated of some of our computer equipment and trading systems, a decline in internet service charges by $15,163 and artwork storage costs by $182.

Gross Profit

Gross profit was $526,871 or 67.6% for the three months ended March 31, 2021, compared to $524,772 or 44.4% for the three months ended March 31, 2020.

Although our total revenue for the three months ended March 31, 2021 decreased by $402,178 or 34% compared to that for the same period in 2020, our gross profit margin was higher for the three months ended March 31, 2021 compared to that for the same period in 2020 by 23.2%. The higher gross profit margin in current period was primarily driven by the plummet in the cost of revenue by 61.6% as discussed aforementioned.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2021 were $1,013,158 compared to $1,110,447 for the three months ended March 31, 2020. The decrease in general and administrative expenses by $97,289 was predominantly attributable to a decrease in office, insurance and rental expenses by $198,521 due to an early termination of a lease agreement by Tianjin Takung in May 2020, a reduction in salary and welfare expense by $98,490 due to fewer employees in the first quarter 2021, a lower travel and accommodation fees by $28,274 and a decrease in non-deductible input VAT expense by $35,951 as a result of a fall in service fees paid to Tianjin Takung in the first quarter 2021 compared to that in the same period in 2020. The overall decrease was offset by a rise in consultancy fee by $199,815 as we engaged third-party computer technicians for system upgrades and an increase in legal and professional fees by $71,760 due to an increase in auditor’s fee.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	(Unaudited)		(Unaudited)
	Amount ($)	% of Total	Amount ($)	% of Total
Salary and welfare	226,242	22.3	324,732	29.2
Office, insurance and rental expenses	126,258	12.5	324,779	29.2
Legal and professional fees	260,978	25.8	189,218	17.1
Non-deductible input VAT expense	36,142	3.6	72,093	6.5
Travel and accommodation fees	8,567	0.8	36,841	3.3
Consultancy fee	234,932	23.2	35,117	3.2
Depreciation	27,551	2.7	31,739	2.9
Share based compensation expense	3,717	0.4	5,986	0.5
Others	88,771	8.7	89,942	8.1
Total general and administrative expense	$1,013,158	100.0	$1,110,447	100.0

Other income (expenses)

We incurred other income for the three months ended March 31, 2021, $13,837, compared to other expenses of $237,303 for the same period in 2020. There was a significant decrease in exchange loss by $227,719, arising from the appreciation of the Renminbi against the US dollar in the first quarter 2021.

Income tax expenses

The Company’s effective tax rate varies due to the multiple jurisdictions in which it books its pretax income or losses. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate of 8.25% for the first HK$ 2 million (approximately $257,808) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $257,808) and PRC enterprise income tax rate of 25%.

The effective tax rates for the three months ended March 31, 2021 and 2020 were 0.8% and (10.1)%, respectively.

Income tax benefit (expense) for the three months ended March 31, 2021 and 2020 were $4,773 and $(87,395), respectively. Our income tax expense was higher in the three months ended March 31, 2020 as during the three months ended March 31, 2020, we recognized an uncertain tax position driven by the income tax examination preliminary result from the tax authority of Hong Kong on the profits tax returns filed for the tax years December 31, 2016 through 2018 by Takung Hong Kong. The tax examination hasn’t been closed as of the filing of this quarterly report.

Net Loss

We recorded a net loss of $572,588 and $953,362 for the three months ended March 31, 2021 and 2020, respectively.

The reduction in the net loss by $380,774 during this current period was predominately due to a decrease in foreign exchange loss by $227,719 and a fall in income tax expense by $92,168.

Liquidity and Capital Resources

The following tables set forth our interim condensed consolidated statements of cash flow:

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$1,651,695	$(1,214,913)
Net cash provided by investing activities	389,171	-
Effect of exchange rate change on cash and cash equivalents	(21,443)	(85,550)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,019,423	(1,300,463)
Cash, cash equivalents and restricted cash, beginning balance	13,842,745	21,829,154
Cash, cash equivalents and restricted cash, ending balance	$15,862,168	$20,528,691

Sources of Liquidity

During the three months ended March 31, 2021, net cash provided by operating activities totaled $1,651,695, which chiefly driven by a net increase in operating assets and liabilities, $2,139,959, non-cash adjustments to net loss, $84,324 offset by net loss, $572,588. Net cash provided by investing activities, $389,171, included loan repayment from a third party, $390,400 offset by a purchase of computer equipment by Tianjin Takung, $1,229. There was no net cash provided by or used in financing activities during the three months ended March 31, 2021. The resulting change in cash for the period was an increase of $2,019,423. The cash balance at the beginning of the period was $13,842,745. The cash balance as of March 31, 2021 was $15,862,168.

During the three months ended March 31, 2020, net cash used in operating activities totaled $1,214,913, which predominately resulted from the net loss of $953,362 and a decline in net change in operating assets and liabilities of $654,218 and offset by non-cash adjustments to net loss of $392,667. There was no net cash provided by or used in investing or financing activities during the three months ended March 31, 2020. The resulting change in cash for the period was a decrease of $1,300,463. The cash balance at the beginning of the period was $21,829,154. The cash balance as of March 31, 2020 was $20,528,691.

As of March 31, 2021, the Company had $20,846,968 in total current liabilities, which included $784,397 in accrued expenses and other payables, $11,478,520 in customers’ deposits, $1,971,718 in short-term borrowings from a third party, $6,431,199 in amount due to a related party, $8,390 in advance from customers, $73,607 in lease liabilities and $99,137 in VAT payables.

As of December 31, 2020, the Company had $18,494,724 in total current liabilities, which consisted of $728,088 in accrued expenses and other payables, $9,144,610 in customer deposits, $1,977,109 in short-term borrowings from a third party, $6,448,784 in amount due to related parties, $17,412 in advance from customers, $72,367 in lease liabilities and $106,354 in VAT payables.

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

Future Financings

Although our trading volume increased in the first quarter 2021, our commission revenue was lower in the three months ended March 31, 2021 compared to that in the same period in 2020 as discussed aforementioned. We continue to explore company restructuring and business opportunities, including re-evaluation of the company’s unit business and a downsize of the workforce to further streamline our costs of operation. Our management forecasts that we have sufficient cash from our operations to fund our business organically. However, we may conduct equity sales of our common shares in order to fund further expansion and growth of our business. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any sales of the equity securities to fund expansion and other activities, and if we are able to, there is no guarantee that existing shareholders will not be substantially diluted. In essence, we do not need to rely on equity sales to fund our business operations.

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

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC.

Recent Accounting Pronouncements

See Note 2 to the financial statements included herewith and Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Ms. Zhihua Yang and our Chief Financial Officer, Mrs. Jing Wang. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2021 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	By-laws of the Company (1)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment of the Certificate of Incorporation (4)
3.7	Certificate of Incorporation of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.(3)
3.8	Articles of Association of Hong Kong Takung Assets and Equity Artworks Exchange Co., Ltd.(3)
10.1	Memorandum regarding loan extension, dated April 1, 2021, signed by Hong Kong Takung Art Co., Ltd., Friend Sourcing Ltd, Takung Cultural Development (Tianjin) Co., Ltd. and Chongqing Aoge Import and Export Co., Ltd.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

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

TAKUNG ART CO., LTD

Date: May 17, 2021	By:	/s/ Zhihua Yang
Zhihua Yang
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Jing Wang
Jing Wang
Chief Financial Officer
(Principal Financial Officer)