Form 10-Q
period 2021-06-30
Takung Art Co., Ltd
filed 2021-08-13
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of common stock issued and outstanding as of August 13, 2021 is 11,667,444.

FORM 10-Q

TAKUNG ART CO., LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,263,355	$4,698,135
Restricted cash	20,033,483	9,144,610
Account receivables, net	412,063	154,771
Prepayment and other current assets, net	392,111	279,387
Amount due from related parties	6,291,082	6,225,134
Loan receivables	2,168,324	2,609,748
Total current assets	33,560,418	23,111,785

Non-current assets
Property and equipment, net	273,561	437,996
Intangible assets	22,469	22,504
Deferred tax assets, net	643,722	638,860
Operating lease right-of-use assets	148,474	183,409
Other non-current assets	18,476	18,594
Total non-current assets	1,106,702	1,301,363
Total assets	$34,667,120	$24,413,148

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$1,023,314	$728,088
Customer deposits	20,033,483	9,144,610
Advance from customers	7,728	17,412
Short-term borrowings from a third party	1,973,952	1,977,109
Amount due to a related party	6,438,487	6,448,784
Operating lease liabilities - current	75,336	72,367
Tax payables	10,535	106,354
Total current liabilities	29,562,835	18,494,724

Non-current liabilities
Operating lease liabilities, non-current	73,138	103,379
Total non-current liabilities	73,138	103,379
Total liabilities	29,635,973	18,598,103

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,667,444 shares issued and outstanding as of June 30, 2021; 11,271,379 shares issued and outstanding as of December 31, 2020)	11,667	11,271
Additional paid-in capital	13,406,070	6,358,115
Accumulated deficit	(8,024,730)	(226,311)
Accumulated other comprehensive loss	(361,860)	(328,030)
Total shareholders’ equity	5,031,147	5,815,045
Total liabilities and shareholders’ equity	$34,667,120	$24,413,148

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee	$283,302	$380,846	$557,094	$557,789
Commission	648,310	1,188,313	1,006,396	2,089,136
Management fee	211,883	110,006	359,113	213,526
Total revenue	1,143,495	1,679,165	1,922,603	2,860,451

Cost of revenue	(452,465)	(754,062)	(704,702)	(1,410,576)

Gross profit	691,030	925,103	1,217,901	1,449,875

Operating expenses:
General and administrative expenses	(7,952,314)	(929,728)	(8,965,472)	(2,040,175)
Selling expenses	(131,558)	(61,585)	(236,469)	(104,574)
Total operating expenses	(8,083,872)	(991,313)	(9,201,941)	(2,144,749)

Loss from operations	(7,392,842)	(66,210)	(7,984,040)	(694,874)

Other income and expenses:
Other (expenses) income	(732)	65,139	22,081	103,444
Loan interest expense	—	(39,447)	—	(78,360)
Exchange gain (loss)	179,109	33,210	170,133	(203,485)
Total other income (expenses)	178,377	58,902	192,214	(178,401)

Loss before provision for income taxes	(7,214,465)	(7,308)	(7,791,826)	(873,275)

Income tax expense	11,366	7,461	6,593	94,856

Net loss	$(7,225,831)	$(14,769)	$(7,798,419)	$(968,131)

Foreign currency translation adjustment	3,933	(1,608)	(33,830)	(10,376)

Comprehensive loss	$(7,221,898)	$(16,377)	$(7,832,249)	$(978,507)

Loss per common share - basic	$(0.624)	$(0.001)	$(0.682)	$(0.086)
Loss per common share - diluted	$(0.624)	$(0.001)	$(0.682)	$(0.086)
Weighted average number of common shares outstanding-basic	11,579,690	11,258,467	11,427,248	11,256,798
Weighted average number of common shares outstanding-diluted	11,579,690	11,258,467	11,427,248	11,256,798

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

					Accumulated
			Additional		other
	Number	Common	Paid-in	Accumulated	comprehensive
	of shares	Stock	capital	deficit	loss	Total
Balance, December 31, 2020	11,271,379	$11,271	$6,358,115	$(226,311)	$(328,030)	$5,815,045
Shared-based compensation	—	—	3,717	—	—	3,717
Net loss	—	—	—	(572,588)	—	(572,588)
Foreign currency translation adjustment	—	—	—	—	(37,763)	(37,763)
Balance, March 31, 2021	11,271,379	11,271	6,361,832	(798,899)	(365,793)	5,208,411

Issuance of ordinary shares for restricted stock award	335,000	335	6,863,814	—	—	6,864,149
Exercise of stock options	61,065	61	180,424	—	—	180,485
Shared-based compensation	—	—	—	—	—	—
Net loss	—	—	—	(7,225,831)	—	(7,225,831)
Foreign currency translation adjustment	—	—	—	—	3,933	3,933
Balance, June 30, 2021	11,667,444	$11,667	$13,406,070	$(8,024,730)	$(361,860)	$5,031,147

				Retained	Accumulated
			Additional	earnings	other
	Number	Common	Paid-in	(accumulated	comprehensive
	of shares	Stock	Capital	deficit)	loss	Total
Balance, December 31, 2019	11,255,129	$11,255	$6,320,604	$386,327	$(273,029)	$6,445,157
Shared-based compensation	—	—	5,986	—	—	5,986
Net loss	—	—	—	(953,362)	—	(953,362)
Foreign currency translation adjustment	—	—	—	—	(8,768)	(8,768)
Balance, March 31, 2020	11,255,129	11,255	6,326,590	(567,035)	(281,797)	5,489,013

Issuance of ordinary shares for restricted stock award	6,250	6	(6)	—	—	—
Issuance of ordinary shares for professional services	10,000	10	13,240	—	—	13,250
Shared-based compensation	—	—	6,053	—	—	6,053
Net loss	—	—	—	(14,769)	—	(14,769)
Foreign currency translation adjustment	—	—	—	—	(1,608)	(1,608)
Balance, June 30, 2020	11,271,379	$11,271	$6,345,877	$(581,804)	$(283,405)	$5,491,939

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$9,831,372	$(3,782,887)

Cash flows from investing activities:
Purchase of property and equipment	(1,231)	(18,388)
Loan repayment from a third party	390,198	—
Net cash provided by (used in) investing activities	388,967	(18,388)

Cash flows from financing activities:
Proceeds from stock option exercised	180,485	—
Net cash provided by financing activities	180,485	—

Effect of exchange rate change on cash, cash equivalents and restricted cash	53,269	(80,470)

Net increase (decrease) in cash, cash equivalents and restricted cash	10,454,093	(3,881,745)

Cash, cash equivalents and restricted cash, beginning balance	13,842,745	21,829,154

Cash, cash equivalents and restricted cash, ending balance	$24,296,838	$17,947,409

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents as of June 30, 2021 and 2020, respectively	4,263,355	5,511,461
Restricted cash as of June 30, 2021 and 2020, respectively	20,033,483	12,435,948
Total cash, cash equivalents, and restricted cash as of June 30, 2021 and 2020, respectively	$24,296,838	$17,947,409

Supplemental cash flows information:

Cash paid for interest	$—	$—
Cash paid for income tax	$112,491	$29,935

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

Hong Kong Takung was incorporated in Hong Kong onSeptember 17, 2012 and operates an electronic online platform for offering and trading artwork. The Company generates revenue from its services in connection with the offering and trading of artwork on its system, primarily consisting of listing fees, trading commissions, and management fees. The Company conducts business primarily in Hong Kong, People’s Republic of China.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2021 and for the six months ended June 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC.

Since early 2020, a strain of coronavirus (COVID-19) has spread globally and triggered other discruptions which have adversely impacted the global economic activities. The extent of the impact of the coronavirus on the Company’s business and operations will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government. For the six months ended June 30, 2021, we had experienced fewer listing of artworks, fewer non-VIP traders, and incurred lower listing and commission revenues compared to the same period in 2020. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the six months ended June 30, 2021 may not be indicative of the future operating results for the fiscal year ending December 31, 2021 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company’s business.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. Dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of June 30, 2021, its interim condensed consolidated results of operations and cash flows for the six months ended June 30, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recent Accounting Pronouncements

Except for the ASUs issued but not yet adopted disclosed in Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

3. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, prepaid service fees, as well as staff advance.

	June 30,	December 31,
	2021	2020
	(Unaudited)
Prepaid tax	$15,317	$32,262
Prepaid service fees	98,744	202,647
Prepaid rent	258,890	—
Staff advance	2,664	2,299
Deposit	15,705	35,879
Other current assets	791	6,300
Less: allowance for doubtful accounts	—	—
Prepayment and other current assets, net	$392,111	$279,387

No provision for doubtful accounts was recognized for the three and six months ended June 30, 2021 and 2020, respectively. The Company has written off the doubtful account balance and deducted from bad debt provision related to the short-term borrowings to a third party in an amount of $54,193 during the six months ended June 30, 2020.

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Listing fee	$412,063	$154,771
Less: allowance for doubtful accounts	—	—
Account receivables, net	$412,063	$154,771

No provision for doubtful accounts was recognized for the three and six months ended June 30, 2021 and 2020, respectively.

The Company has written off the doubtful accounts balance and deducted from bad debt provision in an amount of $2,010,251 during the six months ended June 30, 2020.

5. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

					Amount in
			Original	Outstanding	Reporting	Annual
			Amount	Balance	Currency	Interest	Repayment
Date	Borrower	Lender	(RMB)	(RMB)	(USD)	Rate	Due Date
7/18/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$774,401	0%	4/1/2022
8/29/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$774,401	0%	4/1/2022
9/20/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	4,000,000	4,000,000	$619,522	0%	4/1/2022
			Total		$2,168,324

All the transactions entered with Chongqing Aoge Import and Export co. were aimed to meet the Company’s working capital needs in U.S. Dollars, which are freely convertible to Hong Kong Dollar.

●	The interest-free loans (the “RMB Loans”) entered into by Tianjin Takung were guaranteed by Mr. Daquan Wang who is a General Manager and legal representative of Chongqing Aoge Import and Export Co. (“Chongqing”). Mr. Daquan Wang is a citizen of the People’s Republic of China. Both Chongqing and Mr. Daquan Wang are non-related parties to the Company.
●	Hong Kong Takung entered into loan agreements (the “Hong Kong Dollar Loans”) with Friend Sourcing Ltd., a Hong Kong company (“Friend Sourcing”) with interest accruing at a rate of 8% per annum (See Note 8). Friend Sourcing is a non-related party to the Company.

The transactions with Friend Sourcing were aimed to meet the Company’s working capital needs in Hong Kong Dollars.

Through an understanding between Chongqing Aoge Import and Export Co. and Friend Sourcing, the Hong Kong Dollar Loans are “secured” by the RMB Loans. It is the understanding between the parties that the Hong Kong Dollar Loans and the RMB Loans will be repaid simultaneously. The loans were extended on August 1, 2020 with a new repayment due date on April 1, 2022.

On November 30, 2020, Tianjin offered a short-term financing in an amount of $1,006,722 (RMB6,500,000) with an annual interest rate at 6% to a non-related third party, Tianjin Zhiyuan Enterprise Management Co., Ltd. The loan was matured on February 2, 2021. Portion of the loan amount, $542,081 (RMB 3,500,000) was paid off on December 31, 2020 . The remaining balance, $469,071 (RMB3,028,603), inclusive of the outstanding principal balance, $464,641 (RMB3,000,000) and interest receivable, $4,430 (RMB28,603) was fully repaid on January 27, 2021.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Furniture, fixtures and equipment	$219,966	$218,430
Leasehold improvements	23,179	23,216
Computer trading and clearing system	3,476,614	3,468,346
Transport equipment	111,415	110,245
Sub-total	3,831,174	3,820,237
Less: accumulated depreciation	(3,557,613)	(3,382,241)
Property and equipment, net	$273,561	$437,996

Depreciation expense was $71,029 and $119,060 for the three months ended June 30, 2021 and 2020, respectively, and $167,642 and $246,990 for the six months ended June 30, 2021 and 2020, respectively.

7. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Accruals for professional fees	$551,400	$267,427
Accruals for consulting fees	344,333	365,634
Payroll payables	99,262	80,026
Trading and clearing system	5,509	—
Other payables	22,810	15,001
Total accrued expenses and other payables	$1,023,314	$728,088

8. SHORT-TERM BORROWINGS FROM A THIRD PARTY

In July 2019, Hong Kong Takung entered into HKD Loans with Friend Sourcing with interest accruing at a rate of 8% per annum. The HKD Loans are to provide Hong Kong Takung with sufficient HKD currency to meet its working capital requirements. Friend Sourcing is a non-related party to the Company. On April 1, 2021, Hong Kong Takung extended the due date of the HKD Loans with Friend Sourcing to July 30, 2021. On August 1, 2021, Hong Kong Takung further extended the financing with Friend Souring to April 1, 2022.

In the meantime, Tianjin Takung entered interest-free RMB Loans with another third party as a guarantee for the HKD Loans. The loan amount was $2,168,324 (RMB 14,000,000). Through an understanding between the two third parties, the HKD Loans are “secured” by the RMB Loans. It is an understanding between the parties that when the HKD Loans are repaid, the RMB Loans will be repaid at the same time. On August 1, 2021, Tianjin Takung further extended the financing with the third party to April 1, 2022.

			June 30,	December 31,	Annual
			2021	2020	Interest	Repayment
Date	Borrower	Lender	(USD)	(USD)	Rate	Due Date
			(Unaudited)
7/18/2019	Hong Kong Takung	Friend Sourcing Ltd.	$716,981	$718,127	8%	4/1/2022
8/29/2019	Hong Kong Takung	Friend Sourcing Ltd.	$698,317	$699,434	8%	4/1/2022
9/20/2019	Hong Kong Takung	Friend Sourcing Ltd.	$558,654	$559,548	8%	4/1/2022
		Less: Discount loan payable	$—	$—
		Total	$1,973,952	$1,977,109

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of June 30, 2021. The fair value of the short-term borrowings approximates their carrying amounts. The interest expenses for the short-term borrowings were $nil and $38,913 for the six months ended June 30, 2021 and 2020, respectively.

9. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of director and related parties to which the Company has transactions with:

(a)	Jianping Mao (“Mao”), Human Resources Management Director of Hong Kong Takung;
(b)	Jing Wang (“Wang”), fomer Chief Financial Officer of the Company from June 1, 2020 through June 1, 2021 and former legal representative of Tianjin Takung during period from May 28, 2020 to September 24, 2020. On June 1, 2021, the term of the employment of Wang expired;
(c)	Sze Chan (“Chan”), Vice President of Hong Kong Takung since November 17, 2020.

Amount due from related parties, net

Amount due from related parties consisted of the following as of the years indicated:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Chan (c)(i)	$6,291,082	$—
Wang(b)(i)	—	6,225,134
Mao(a)(ii)	—	111,099
Less: allowance for doubtful accounts (ii)	—	(111,099)
Total current amount due from a related party	$6,291,082	$6,225,134

Amount due to related parties

Amount due to related parties consisted of the following as of the years indicated:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Chan (c)(i)	$6,438,487	$—
Wang (b)(i)	—	6,448,784
Total current amount due to a related party	$6,438,487	$6,448,784

(i)    Amount due to and due from Wang and Chan

On May 29, 2020, Hong Kong Takung entered into an interest-free loan agreement (the “HK Dollar Working Capital Loan”) with Wang for the loan of $6,438,487 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2021. Hong Kong Takung extended the loan with Wang with the maturity date on May 15, 2022. On May 29, 2021, the loan agreement was transferred to Chan with the identical maturity date.

In a meantime, Tianjin Takung entered into an interest-free loan agreement (the “RMB Working Capital Loan”) with Wang for the loan of $6,291,082 (RMB40,619,000) with the maturity date of the loan as May 15, 2021. Tianjin Takung is currently negotiating an extension of the loan with Wang. Tianjin Takung extended the loan arrangement with Wang with the maturity date on May 15, 2022.   On May 29, 2021, the loan agreement was transferred to Chan with the identical maturity date.

Through an understanding between Chan and the Company, the HK Dollar Working Capital Loan is “secured” by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

(ii)    Amount due to and due from Mao

The amount due from Mao is primarily related to the lease deposit from Mao. On May 13, 2019, the Company entered into a non-cancellable lease agreement with a related party, Mao for its office location in Tianjin, PRC. The leased office location is approximately 2,090.61 square meters. The lease was set to expire on May 12, 2021. The Company is charged rent at a rate of $0.55 per square meter per day. The agreement requires a lump sum payment of $209,994 (RMB1,449,838) every six months and a deposit of $111,099 (RMB724,919). On May 12, 2020, the Company terminated the lease and recognized bad debt expense of $111,099 related to the deposit paid to Mao due to the remote likelihood of collecting the rent deposit. No related lease liability was recognized as of December 31, 2020 and June 30,2021.

(iii)    Rent prepayment to Mao

On March 1, 2021, Tianjin Takung entered into two lease agreements with a related party, Mao for its office location in Tianjin, PRC and employee accommodation in Hong Kong. The leases will expire on February 28, 2022.  Monthly rental payments for the office location and employee accommodation are $25,168 (RMB 162,500) and $7,163 (RMB46,250), respectively. The agreements require lump sum payments of $302,017 (RMB1,950,000) and $85,959 (RMB555,000), respectively. As of June 30, 2021, total rent amount paid to Mao with respect to these agreements included in prepayment was $258,650 (RMB1,670,000).

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

United States of America

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of June 30, 2021 due to the recent enactment.

As of June 30, 2021 and December 31, 2020, the Company in the United States had $8,943,958 and $1,454,286 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

Hong Kong

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $257,676) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung U.S, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected Hong Kong Takung to be subject to the two-tier profits tax rates.

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

The income tax provision consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	(9,261)	131	10,947	101,692
Total Current	$(9,261)	$131	$10,947	$101,692

Deferred:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	20,627	7,330	(4,354)	(6,836)
Total Deferred	$20,627	$7,330	$(4,354)	$(6,836)
Total income tax expense	$11,366	$7,461	$6,593	$94,856

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss before income tax expense	$(7,214,465)	$(7,308)	$(7,791,826)	$(873,275)
Computed tax benefit with statutory tax rate	(1,515,040)	(1,207)	(1,636,285)	(144,091)
Impact of different tax rates in other jurisdictions	(2,622)	3,342	1,097	(1,677)
Impact of preferred tax rate	(40,760)	(2,666)	5,390	54,519
Non-deductible items:
Tax effect of non-deductible expenses	71,454	170,572	64,376	183,900
Changes in valuation allowance	1,498,334	(162,756)	1,573,161	(134,157)
Others	—	176	(1,146)	136,362
Total income tax expense	$11,366	$7,461	$6,593	$94,856

The effective tax rate was (0.2)% and (102.1)% for the three months ended June 30, 2021 and 2020, respectively, and (0.1)% and (10.9)% for the three months ended June 30, 2021 and 2020, respectively.

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	June 30,	December 31,
	2021	2020
Uncertain tax liabilities, beginning of period	$101,789	$101,789
Settlements with tax authority during current year	(101,789)	—
Uncertain tax liabilities, end of period	$—	$101,789

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

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of June 30, 2021 and December 31, 2020, respectively.

Our subsidiary, Hong Kong Takung, has been recently selected for routine examination for its tax years ended 31 December 2016 through 2018 by Hong Kong Inland Revenue Department (“IRD”). As of June 30, 2021 and December 31, 2020, the Company had $nil and $101,789, respectively, of uncertain tax liabilities related to the different methodology of certain non-deductible tax expenses applied by the IRD. The examination had been concluded in May 2021 and the ultimate resolution of the tax examination concurred with the uncertain tax liabilities previously accrued. Hong Kong Takung settled the entire tax liabilities in June 2021.

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

As of June 30, 2021, the Company did not accrue any liability, interest or penalties related to uncertain tax positions in our provision for income taxes. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

11. LEASES

The Company has operating leases for its office facilities and artwork storages. The Company’s leases have remaining terms of less than one year to approximately four years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

The following table provides a summary of leases by balance sheet location as of June 30, 2021:

		As of
		June 30,
Assets/liabilities	Classification	2021
Assets		(Unaudited)
Operating lease right-of-use assets	Operating lease assets	$148,474

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$75,336

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	73,138

Total lease liabilities		$148,474

The operating lease expenses for the three months and six months ended June 30, 2021 and 2020 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2021	2020	2021	2020
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	Cost of revenue, general and administrative expenses	$109,951	$160,850	$167,226	$361,212
Total lease cost		$109,951	$160,850	$167,226	$361,212

Maturities of operating lease liabilities at June 30, 2021 were as follows:

Operating
Maturity of Lease Liabilities	Leases
2021 (remaining)	$49,706
2022	80,792
2023	15,488
2024	15,488
2025	—
Thereafter	—
Total lease payments	$161,474
Less: interest	(13,000)
Present value of lease payments	$148,474

	Six Months Ended
	June 30,
Lease Term and Discount Rate	2021	2020
	(Unaudited)	(Unaudited)
Weighted-average remaining lease term (years)
Operating leases	2.42	2.32

Weighted-average discount rate (%)
Operating leases	8%	8%

	Six Months Ended
	June 30,
Other Information	2021	2020
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34,216	$111,303
Leased assets obtained in exchange for new operating lease liabilities	—	115,667

12. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(7,225,831)	$(14,769)	$(7,798,419)	$(968,131)
Denominator:
Weighted-average shares outstanding - Basic	11,579,690	11,258,467	11,427,248	11,256,798
Stock options and restricted shares	—	—	—	—
Weighted-average shares outstanding - Diluted	11,579,690	11,258,467	11,427,248	11,256,798

Loss per share
-Basic	(0.624)	(0.001)	(0.682)	(0.086)
-Diluted	(0.624)	(0.001)	(0.682)	(0.086)

Due to the loss for the three and six months ended June 30, 2021, approximately 100,890 and 39,825 options, respectively, were excluded from the calculation of diluted net loss per share.

Due to the loss for three and six months ended June 30, 2020, approximately 100,890 options were excluded from the calculation of diluted net loss per share.

13. EQUITY

Exercise of stock options:

56,000 and 5,065 stock options were exercised on April 12, 2021 and May 25, 2021, respectively. As a result of the exercise, 61,065 ordinary shares were issued.

Award of restricted shares:

On April 21, 2021, the board of directors of the Company approved an issuance of 335,000 ordinary shares as share-based awards to its independent directors, employees and consultants under the 2015 Incentive Stock Plan. The Company recognized a share-based compensation expense of $6,863,815 in connection with this issuance in April 2021.

14. CONTINGENCIES

On or around July 2020, a claim was filed in the Shanghai Pudong People’s Court, China against Hong Kong Takung on the basis of alleged breaches of contract. The claim amount has yet to be determined. A court hearing was initially scheduled on July 20, 2021 but the Company never received any court order or subpoena. As of the filing of this report, the Company did not have further details nor received any court order related to this claim.

Except for the above, as of June 30, 2021 and through the issuance date of the condensed consolidated financial statements included in this Form 10-Q, the Company does not have any other significant indemnification claims.

15. SUBSEQUENT EVENTS

On July 12, 2021, pursuant to the terms of that certain Securites Purchase Agreement dated July 8, 2021, the Company sold 571,429 shares (the “Shares”) of its common stock, par value $0.001 per share (the “Common Stock”), to an institutional investor (the “Investor”) at a price of $8.75 per share, for gross proceeds of $5,000,000 before deducting the placement agent fee and offering expenses (the “Private Placement”). Pursuant to the Registration Rights Agreement the Company and the Investor entered into simultaneously with the Securities Purchase Agreement, the Company filed an initial registration statement (the “Registration Statement”) with the SEC covering the resale of the Shares on July 24, 2021, within the 17 calendar days after the date of the closing. The Company shall use best efforts to have the Registration Statement declared effective as promptly as practical thereafter, and in any event no later than 75 calendar days after the closing in the event of a “full review” by the SEC.

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

Recent Developments

While the ongoing coronavirus pandemic is spreading throughout the world, our operations have fully resumed in March 2020. Compared to the same period in 2020, we had experienced fewer listing of artworks, fewer non-VIP traders, and incurred lower listing and commission revenues in the second quarter of 2021. Although we do not expect that the virus will have a material adverse effect on our business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of global situation of COVID-19. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fees, trading commissions, and management fees.

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THREE MONTHS ENDED JUNE 30, 2020

The following tables set forth our interim condensed consolidated statements of income data with a percentage:

	Three Months Ended June 30,
	2021	% of Revenue	2020	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$1,143,495	100	$1,679,165	100
Cost of revenue	(452,465)	(40)	(754,062)	(45)
Selling expense	(131,558)	(12)	(61,585)	(4)
General and administrative expenses	(7,952,314)	(695)	(929,728)	(55)
Total costs and expenses	(8,536,337)	(747)	(1,745,375)	(104)
Loss from operations	(7,392,842)	(647)	(66,210)	(4)
Interest and other income (expenses), net	178,377	16	58,902	4
Loss before income taxes	(7,214,465)	(631)	(7,308)	0
Income tax expense	11,366	1	7,461	1
Net loss	$(7,225,831)	(632)	$(14,769)	(1)

Revenue

The following table sets forth our interim condensed consolidated revenue by revenue source:

	Three Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Listing fee revenue	$283,302	$380,846
Commission revenue	648,310	1,188,313
Management fee revenue	211,883	110,006
Total	$1,143,495	$1,679,165

(i)	Listing fee revenue

As of June 30, 2021, a total of 299 sets of artwork were listed for trade on our platform —comprising 74 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $31,900,228 (HK$247,600,000); 35 pieces of jewelry with a total listing value of $9,361,351(HK$72,660,000); 134 pieces of precious stones with a total listing value of $17,011,737 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,239,587 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $669,956 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $334,978 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,095,121(HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,328,833 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,838 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,096,332 (HK$8,509,400), of which 22%-48% (for 74 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended June 30, 2021, there was 1 new set of painting listed on our platform. The total listing value was $1,288,376 (HK$10,000,000) for the painting, of which 22% (for the painting) of the listed value was charged as the listing fee.

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

The listing fees charged fell to $283,302 during the three months ended June 30, 2021 compared to $380,846 for the same period ended June 30, 2020. Compared to those for the three months ended June 30, 2020, the number of new listing of paintings and the value of the artworks were lower during the same period in 2020. There were five sets of paintings listed during the three months ended June 30, 2020 while there was one new artwork listed on our platform during the same period in 2021.

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

We define traders as “inactive” if they meet the following criteria;

●	The trader defaults in payment over three months;
●	The trader did not incur any transactions in the month of reassessment;
●	The service agent has confirmed with the relevant trader that he/she was inactive.

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

Total commission revenue significantly decreased by $540,003 or 45.4% for the three months ended June 30, 2021 to $ 648,310 compared to $1,188,313 for the three months ended June 30, 2020. For the three months ended June 30, 2021, the trading amount was approximately $3,485,629,605 (HK$27,068,913,439) compared to $2,215,309,610 (HK$17,192,574,819) in the same period in 2020. The number of active traders reduced by 16,114, from 65,957 in the three months ended June 30, 2020 to 49,843 in the same period in 2021.  Although we incurred a higher amount of trading amount in the three months ended June 30, 2021 compared to that in the same period in 2020, majority of the transactions were initiated by our selected traders. Other than the fixed commission revenue from those selected traders, we did not earn additional commission revenue based on the trading transaction volume of those selected traders. Therefore, our commission revenue for the three months ended June 30, 2021 was significantly lower than that in the same period in 2020.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the three months ended June 30, 2021 management fee revenue increased by $101,877 or 92.6%, from $110,006 for the three months ended June 30, 2020 to $211,883 due to an increase in trading transaction volume in the three months ended June 30, 2021 compared to that in the same period in 2020 as discussed above.

Revenue by customer type

The following table presents our revenue by customer type:

	Three months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Artwork owners	$283,302	$380,846
Non – VIP Traders	645,954	1,078,701
Selected Traders	214,239	219,618
Total	$1,143,495	$1,679,165

Cost of Revenue

	Three months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$351,352	$601,704
Depreciation	45,482	88,245
Internet service charge	26,808	36,303
Artwork insurance	12,731	12,151
Artwork storage	16,092	15,659
Total	$452,465	$754,062

Cost of revenue for the three months ended June 30, 2021 and June 30, 2020 was $452,465 and $754,062, respectively. The decrease in cost of revenue by $301,597 for the three months ended June 30, 2021 compared to June 30, 2020, was mainly due to a plummet in commissions paid to service agents by $250,352 because of a decrease in trading transactions initiated by non-VIP traders during the three months ended June 30, 2021 as discussed above. Additionally, the decrease in the overall cost of revenue was also driven by a fall in depreciation by $42,763 due to some of our computer equipment and trading systems having been fully depreciated.

Gross Profit

Gross profit was $691,030 or 60.4% of the total revenue for the three months ended June 30, 2021 compared to $925,103 or 55.1% of the total revenue for the three months ended June 30, 2020.

Although our gross profit for the three months ended June 30, 2021 was lower than that for the same period in 2020, the gross profit margin for the three months ended June 30, 2021 was slightly higher by 5.3% compared to the same period in 2020.  The higher gross profit margin was primarily driven by a comparatively lower cost of revenue percentage amount for the three months ended June 30, 2021.  The cost of revenue percentage for the three months ended June 30, 2021 was 39.6% whilst it was 44.9% for the same period in 2020.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2021 were $7,952,314 compared to $929,728 for the three months ended June 30, 2020. The increase in general and administrative expenses by $7,022,586 or 755.3% was attributable to a spike in share based compensation expense by $6,844,847 as we granted 335,000 shares to our independent directors, employees and consultants in April 2021, an increase in consultancy fee by $280,026 due to a rise in service fee, an increase in legal and professional fees by $84,781 as a result of additional amounts paid to legal counsel for the closing of capital financing deal and review of agreements as well as to the predecessor auditor for a consent for the annual eport filing and an increase in travel and accommodation fee by $17,349 as we had rented a staff accommodation. The overall increase was offset by a fall in salary and welfare by $59,965 as a result of salary reductions for our executives, a decrease in input VAT expense, $31,747 and others by $94,276 during the three months ended June 30, 2021 compared to the same period in 2020.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended June 30, 2021 and June 30, 2020.

	Three months ended
	June 30,
	2021	% of Total	2020	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$234,071	2.9	$294,036	31.6
Office, insurance and rental expenses	172,986	2.2	185,697	20.0
Legal and professional fees	239,685	3.0	154,904	16.7
Non-deductible input VAT expense	48,739	0.6	80,486	8.7
Travel and accommodation fees	24,639	0.3	7,290	0.8
Consultancy fee	315,214	4.0	35,188	3.8
Depreciation	25,547	0.3	30,815	3.3
Share based compensation expense	6,864,150	86.3	19,303	2.0
Others	27,283	0.4	122,009	13.1
Total general and administrative expense	$7,952,314	100.0	$929,728	100.0

Other income

Other income for the three months ended June 30, 2021 was $178,377 compared to other income of $58,902 for the same period in 2020. The significant increase in other income for the three months ended June 30, 2021 is predominantly due to a significant increase in foreign currency exchange gain by $145,899, arising from the appreciation of the Renminbi against the US dollar.

Income tax expense

The Company’s effective tax rate varies due to the multiple jurisdictions in which it books its pretax income or losses. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate of 8.25% for the first HK$ 2 million (approximately $257,676) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $257,676) and PRC enterprise income tax rate of 25%.

The effective tax rates for the three months ended June 30, 2021 and 2020 were (0.2)% and (102.1)% respectively.

The income tax expense and income tax expense were $11,366 and $7,461 for the three months ended June 30, 2021 and 2020, respectively. The income tax expense was due to Tianjin Takung generating taxable income before tax for the three months ended June 30, 2021.

Net loss

We recorded a net loss of $7,225,831 and $14,769 for the three months ended June 30, 2021 and 2020, respectively.

The increase in the net loss by $7,211,062 during this current period compared to the same period in 2020 was predominantly due to a significant increase in total general and administrative expenses as discussed aforementioned.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO SIX MONTHS ENDED JUNE 30, 2020

The following tables set forth our condensed consolidated statements of income data:

	Six Months Ended
	June 30,
		% of		% of
	2021	Revenue	2020	Revenue
	(Unaudited)		(Unaudited)
Revenue	$1,922,603	100	$2,860,451	100
Cost of revenue	(704,702)	(37)	(1,410,576)	(49)
Selling expense	(236,469)	(12)	(104,574)	(4)
General and administrative expenses	(8,965,472)	(466)	(2,040,175)	(71)
Total costs and expenses	(9,906,643)	(515)	(3,555,325)	(124)
Loss from operations	(7,984,040)	(415)	(694,874)	(24)
Interest and other expenses, net	192,214	10	(178,401)	(6)
Loss before income taxes	(7,791,826)	(405)	(873,275)	(30)
Income tax expense	6,593	0	94,856	3
Net loss	$(7,798,419)	(405)	$(968,131)	(33)

Revenue

The following table sets forth our condensed consolidated revenue by revenue source:

	Six months ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Listing fee revenue	$557,094	$557,789
Commission	1,006,396	2,089,136
Management fee revenue	359,113	213,526
Total	$1,922,603	$2,860,451

(i)	Listing fee revenue

As of June 30, 2021, a total of 299 sets of artwork were listed for trade on our platform —comprising 74 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $31,900,228 (HK$247,600,000); 35 pieces of jewelry with a total listing value of $9,361,351(HK$72,660,000); 134 pieces of precious stones with a total listing value of $17,011,737 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,239,587 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $669,956 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $334,978 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,095,121(HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,328,833 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,838 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,096,332 (HK$8,509,400), of which 22%-48% (for 74 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the six months ended June 30, 2021, there were 4 sets of paintings listed on our platform. Their total listing values were $2,383,498 (HK$18,500,000) for the paintings, of which 22%-25% (for the paintings) of the listed values were charged as listing fees.

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

The listing fee revenue, $557,094, for the six months ended June 30, 2021, compared to $557,789 for the same period ended June 30, 2020.  The listing fee was charged based on the listing value. Since the total listing value for the six months ended June 30, 2021, $2,383,498 (HK$18,500,000) for the paintings was comparable to $2,448,201 (HK$19,000,000) for the same period in 2020, the listing fee revenue for the six months ended June 30, 2021 was comparable to that in the same period in 2020.

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

We defined a selected trader as an inactive trader who meets one of the following criteria:

●	The trader has been default in making monthly commission payment over three months.
●	The trader has not incurred any sales or purchase transactions in the month of reassessment.
●	The offering agent confirms that the respective selected trader is inactive.

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

Total commission revenue dropped by $1,082,740 or 51.8% for the six months ended June 30, 2021 to $1,006,396 compared to $2,089,136 for the six months ended June 30, 2020. Total transaction amounts for the six months ended June 30, 2021 and 2020 were $7,111,163,218 (HKD55,194,715,548) and $3,884,557,747 (HKD30,163,968,248), respectively. Although we incurred a higher trading amount in the six months ended June 30, 2021 compared to that in the same period in 2020, majority of the transactions were initiated by our selected traders. Other than the fixed commission revenue from those selected traders, we did not earn additional commission revenue based on the trading transaction volume of those selected traders. Therefore, our commission revenue for the six months ended June 30, 2021 was significantly lower than that in the same period in 2020.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the six months ended June 30, 2021, management fee revenue increased by $145,587, from $213,526 for the six months ended June 30, 2020 to $359,113, due to the higher trading transactions in the current period as discussed aforementioned.

Revenue by customer type

The following table presents our revenue by customer type:

	Six months ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Artwork owners	$557,094	$557,789
Non – VIP traders	958,593	1,934,832
Selected traders	406,916	367,830
Total	$1,922,603	$2,860,451

Cost of Revenue

	Six months ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$486,526	$1,099,305
Depreciation	114,544	184,436
Internet service charge	45,977	70,635
Artwork insurance	25,475	24,271
Artwork storage	32,180	31,929
Total	$704,702	$1,410,576

Cost of revenue for the six months ended June 30, 2021 and June 30, 2020 was $704,702 and $1,410,576, respectively. The decline in cost of revenue for the six months ended June 30, 2021 compared to June 30, 2020 was mainly due to a decrease in the commissions paid to service agents by $612,779.  The decrease in commission paid to service agents was also driven by a decrease in trading transactions initiated by non-VIP traders during the six months ended June 30, 2021 as discussed above. The overall decrease was also triggered by a decrease in depreciation by $69,892 due to some of our computer equipment and trading systems having been fully depreciated and a reduction in internet service charges by $24,658.

Gross Profit

Gross profit was $1,217,901 or 63.3% of the total revenue for the six months ended June 30, 2021, compared to $1,449,875 or 50.7% of the total revenue for the six months ended June 30, 2020. Gross profit amount was reduced by $231,974 while the gross profit margin was increased by 12.6%.

Overall total revenue for the six months ended June 30, 2021 dropped by $937,848 or 32.8% compared to the same period in 2020. Compared to the same period in 2020, there was a significant decrease in commission revenue for the six months ended June 30, 2021 by $1,082,740 or 51.8%. The cost of revenue for the six months ended June 30, 2021, $704,702 or 36.7% compared to $1,410,576 or 49.3% of the total revenue for the same period in 2020.  The percentage of commissions paid to service agents over total cost of revenue, 69%, was lower in six months ended June 30, 2021 compared to 77% in the same period in 2020.  Consequently, our gross profit amount was reduced by 231,974 while we posted a higher gross profit margin of 63.3% for the six months ended June 30, 2021 compared to 50.7% for the same period in 2020.

Operating Expenses

General and administrative expenses for the six months ended June 30, 2021 were $8,965,472, compared to $2,040,175, for the six months ended June 30, 2020. The spike in general and administrative expense by $6,925,297 or 339% was attributed to the grant of 335,000 common stock to our independent directors, employees and consultants in April 2021 which triggered a significant rise in share-based compensation by $6,842,578, an increase in consultancy fee by $479,840 due to a rise in service fee, an increase in legal and professional fees by $156,541 as a result of additional amounts paid to legal counsel for the closing of capital financing deal and review of agreements as well as to the predecessor auditor for a consent for the annual report filing. The overall increase was offset by a fall in salary and welfare by $158,455 as a result of salary reductions for our executives, a decrease in input VAT expense, $67,698 and others by $95,896 during the six months ended June 30, 2021 compared to the same period in 2020.

The following table sets forth the main components of the Company’s general and administrative expenses for the six months ended June 30, 2021 and June 30, 2020.

	Six months ended
	June 30,
	2021	% of Total	2020	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$460,313	5.1	$618,768	30.3
Legal and professional fees	500,663	5.6	344,122	16.9
Office, insurance and rental expenses	299,244	3.3	510,476	25.0
Consultancy fee	550,145	6.1	70,305	3.4
Non-deductible input VAT expense	84,881	0.9	152,579	7.5
Depreciation	53,098	0.6	62,554	3.1
Traveling and accommodation fees	33,206	0.4	44,131	2.2
Share Based Compensation Expense	6,867,867	76.6	25,289	1.2
Others	116,055	1.4	211,951	10.4
Total general and administrative expense	$8,965,472	100.0	$2,040,175	100.0

Other income (expenses)

During the six months ended June 30, 2021, the Company incurred other income in an amount of $192,214 whilst it incurred other expenses in an amount of $178,401 for the six months ended June 30, 2020.  The Company incurred exchange gain, $170,133 in the six months ended June 30, 2021 whereas it incurred exchange loss, $203,485 in the same period in 2020. The exchange gain or loss was attributable to the fluctuations of the Renminbi against the US dollar.

Income tax expense

The Company’s effective tax rate varies due to the multiple jurisdictions in which it books its pretax income or losses. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate of 8.25% for the first HK$ 2 million (approximately $257,676) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $257,676) and PRC enterprise income tax rate of 25%.

The effective tax rates for the six months ended June 30, 2021 and 2020 were (0.1)% and (10.9)%, respectively.

The income tax expense were $6,593 and $94,856 for the six months ended June 30, 2021 and 2020, respectively.

Net loss

We recorded a net loss for the six months ended June 30, 2021 of $7,798,419 compared to net loss of $968,131 for the six months ended June 30, 2020.

The increase in the net loss by $6,830,288 during this current period compared to the same period in 2020 was predominantly triggered by the spike in general and administrative expenses in the six months ended June 30, 2021 as discussed above.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Six months ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$9,831,372	$(3,782,887)
Net cash provided by (used in) investing activities	388,967	(18,388)
Net cash provided by financing activities	180,485	—
Effect of exchange rate change on cash and cash equivalents	53,269	(80,470)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,454,093	(3,881,745)
Cash, cash equivalents and restricted cash, beginning balance	13,842,745	21,829,154
Cash, cash equivalents and restricted cash, ending balance	$24,296,838	$17,947,409

Sources of Liquidity

During the six months ended June 30, 2021, net cash generated from operating activities totaled $9,831,372. Although the Company incurred a net loss of $7,798,419 during the six months ended June 30, 2021, such net loss was offset by an increase in net change in operating assets and liabilities of $10,768,770 and non-cash adjustments to net loss of $6,861,021. Net cash generated from investing activities totaled $388,967. Net cash provided by financing activities totaled $180,485. The resulting change in cash for the period was an increase of $10,454,093. The cash balance at the beginning of the period was $13,842,745. The cash balance on June 30, 2021 was $24,296,838.

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

As of June 30, 2021, the Company had $29,562,835 in total current liabilities, which included $1,023,314 in accrued expenses and other payables, $20,033,483 in customer deposits, $1,973,952 in short-term borrowings from a third party, $6,438,487 in amount due to a related party, $7,728 in advances from customers, $75,336 in lease liabilities and $10,535 in VAT payables.

As of December 31, 2020, the Company had $18,494,724 in total current liabilities, which consisted of $728,088 in accrued expenses and other payables, $9,144,610 in customer deposits, $1,977,109 in short-term borrowings from a third party, $6,448,784 in amount due to related parties, $17,412 in advance from customers, $72,367 in lease liabilities and $106,354 in VAT payables.

The Company is aware of events or uncertainties which may affect its future liquidity because of capital controls in the PRC. The RMB is only currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. The existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our stockholders, including holders of our shares of common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our PRC subsidiaries.

Applicable PRC law permits payment of dividends to us by our operating subsidiaries in China only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Our operating subsidiaries in China are also required to set aside a portion of their net income, if any, each year to fund general reserves for appropriations until such reserves have reached 50% of the subsidiary’s registered capital. These reserves are not distributable as cash dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. In contrast, there is no foreign exchange control or restrictions on capital flows into and out of Hong Kong. Hence, our Hong Kong operating subsidiary is able to transfer cash without any limitation to the U.S. under normal circumstances.

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

Future Financings

Although we are suffering business downturn including a decrease in trading activities by our non-VIP traders, we are also undergoing a company restructuring, including re-evaluating the company’s business model and a downsize of the workforce. Our management forecasts that we have sufficient cash from our operations to fund our business organically. However, we may conduct equity sales of our common shares in order to fund further expansion and growth of our business. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any sales of the equity securities to fund expansion and other activities, and if we are able to, there is no guarantee that existing shareholders will not be substantially diluted. In essence, we do not need to rely on equity sales to fund our business operations.

Critical Accounting Policies

We regularly evaluate the accounting policies and estimates that we use to make budgetary and financial statement assumptions. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Kwok Leung Paul Li and our Chief Financial Officer, Ms. Tracy Chui-Kam Ng. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2021 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On or around July 2020, a claim was filed in the Shanghai Pudong People’s Court, China against Hong Kong Takung on the basis of alleged breaches of contract. The claim amount has yet to be determined. A court hearing was initially scheduled on July 20, 2021 but the Company never received any court order or subpoena. As of the filing of this report, the Company did not have further details nor received any court order related to this claim.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

10.1(1)	Form of the Securities Purchase Agreement
10.2(2)	Form of the Registration Rights Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)	Incorporated by reference to the exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 13, 2021.
(2)	Incorporated by reference to the exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 13, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKUNG ART CO., LTD

Date: August 13, 2021	By:	/s/ Kwok Leung Paul Li
Kwok Leung Paul Li
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Tracy Chui-Kam Ng
Tracy Chui-Kam Ng
Chief Financial Officer
(Principal Financial Officer)