Form 10-Q
period 2021-09-30
Takung Art Co., Ltd
filed 2021-11-23
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of common stock issued and outstanding as of November 19, 2021 is 13,957,353.

FORM 10-Q

TAKUNG ART CO., LTD

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,859,865	$4,698,135
Restricted cash	53,241,711	9,144,610
Account receivables, net	234,143	154,771
Prepayment and other current assets, net	512,664	279,387
Amount due from related parties	6,303,970	6,225,134
Loan receivables	2,172,766	2,609,748
Total current assets	71,325,119	23,111,785

Non-current assets
Property and equipment, net	216,130	437,996
Intangible assets	22,414	22,504
Non-marketable investment	10,630,120	—
Deferred tax assets, net	548,156	638,860
Operating lease right-of-use assets	130,073	183,409
Other non-current assets	18,430	18,594
Total non-current assets	11,565,323	1,301,363
Total assets	$82,890,442	$24,413,148

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$1,073,795	$728,088
Customer deposits	53,241,711	9,144,610
Advance from customers	21,895	17,412
Short-term borrowings from a third party	1,969,084	1,977,109
Amount due to a related party	6,422,608	6,448,784
Operating lease liabilities - current	76,719	72,367
Tax payables	11,009	106,354
Total current liabilities	62,816,821	18,494,724

Non-current liabilities
Operating lease liabilities, non-current	41,714	103,379
Total non-current liabilities	41,714	103,379
Total liabilities	62,858,535	18,598,103

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 13,957,353 shares issued and outstanding as of September 30, 2021; 11,271,379 shares issued and outstanding as of December 31, 2020)	13,957	11,271
Additional paid-in capital	30,431,500	6,358,115
Accumulated deficit	(10,017,410)	(226,311)
Accumulated other comprehensive loss	(396,140)	(328,030)
Total shareholders’ equity	20,031,907	5,815,045
Total liabilities and shareholders’ equity	$82,890,442	$24,413,148

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Stated in U.S. Dollars except Number of Shares)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee	$320,173	$	$877,267	$557,789
Commission	1,083,976	568,853	2,090,372	2,657,989
Management fee	1,124,528	116,612	1,483,641	330,138
Consultancy service fee	80,000	—	80,000	—
Total revenue	2,608,677	685,465	4,531,280	3,545,916

Cost of revenue	(719,826)	(393,990)	(1,424,528)	(1,804,566)

Gross profit	1,888,851	291,475	3,106,752	1,741,350

Operating expenses:
General and administrative expenses	(3,817,635)	(617,228)	(12,783,107)	(2,657,403)
Selling expense	(48,511)	(174,379)	(284,980)	(278,953)
Total operating expenses	(3,866,146)	(791,607)	(13,068,087)	(2,936,356)

Loss from operations	(1,977,295)	(500,132)	(9,961,335)	(1,195,006)

Other income and expenses:
Other income	59,673	55,497	81,754	158,941
Loan interest expense	(86,823)	(21,678)	(86,823)	(100,038)
Exchange gain	95,657	547,760	265,790	344,275
Total other income	68,507	581,579	260,721	403,178

(Loss) income before provision for income taxes	(1,908,788)	81,447	(9,700,614)	(791,828)

Income tax expense (benefit)	83,892	(631)	90,485	94,225

Net (loss) income	$(1,992,680)	$82,078	$(9,791,099)	$(886,053)

Foreign currency translation adjustment	(34,280)	(38,371)	(68,110)	(48,747)

Comprehensive (loss) income	$(2,026,960)	$43,707	$(9,859,209)	$(934,800)

(Loss) income per common share - basic	$(0.16)	$0.01	$(0.82)	$(0.08)
(Loss) income per common share - diluted	$(0.16)	$0.01	$(0.82)	$(0.08)
Weighted average number of common shares outstanding-basic	12,689,317	11,271,379	11,897,019	11,261,694
Weighted average number of common shares outstanding-diluted	12,689,317	11,271,379	11,897,019	11,261,694

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

					Accumulated
			Additional		other
	Number	Common	Paid-in	Accumulated	comprehensive
	of shares	Stock	capital	deficit	loss	Total
Balance, December 31, 2020	11,271,379	$11,271	$6,358,115	$(226,311)	$(328,030)	$5,815,045
Shared-based compensation	—	—	3,717	—	—	3,717
Net loss	—	—	—	(572,588)	—	(572,588)
Foreign currency translation adjustment	—	—	—	—	(37,763)	(37,763)
Balance, March 31, 2021	11,271,379	11,271	6,361,832	(798,899)	(365,793)	5,208,411

Issuance of ordinary shares for restricted stock award	335,000	335	6,863,814	—	—	6,864,149
Exercise of stock options	61,065	61	180,424	—	—	180,485
Net loss	—	—	—	(7,225,831)	—	(7,225,831)
Foreign currency translation adjustment	—	—	—	—	3,933	3,933
Balance, June 30, 2021	11,667,444	$11,667	$13,406,070	$(8,024,730)	$(361,860)	$5,031,147
Issuance of ordinary shares for professional services	160,000	160	1,897,440	—	—	1,897,600
Issuance of ordinary shares related to a private placement	571,429	571	4,999,429	—	—	5,000,000
Issuance of ordinary shares related to a non-marketable investment	1,558,480	1,559	10,128,561	—	—	10,130,120
Net loss	—	—	—	(1,992,680)	—	(1,992,680)
Foreign currency translation adjustment	—	—	—	—	(34,280)	(34,280)
Balance, September 30, 2021	13,957,353	$13,957	$30,431,500	$(10,017,410)	$(396,140)	$20,031,907

				Retained	Accumulated
			Additional	earnings	other
	Number	Common	Paid-in	(accumulated	comprehensive
	of shares	Stock	Capital	deficit)	Loss	Total
Balance, December 31, 2019	11,255,129	$11,255	$6,320,604	$386,327	$(273,029)	$6,445,157
Shared-based compensation	—	—	5,986	—	—	5,986
Net loss	—	—	—	(953,362)	—	(953,362)
Foreign currency translation adjustment	—	—	—	—	(8,768)	(8,768)
Balance, March 31, 2020	11,255,129	11,255	6,326,590	(567,035)	(281,797)	5,489,013

Issuance of ordinary shares for restricted stock award	6,250	6	(6)	—	—	—
Issuance of ordinary shares for professional services	10,000	10	13,240	—	—	13,250
Shared-based compensation	—	—	6,053	—	—	6,053
Net loss	—	—	—	(14,769)	—	(14,769)
Foreign currency translation adjustment	—	—	—	—	(1,608)	(1,608)
Balance, June 30, 2020	11,271,379	11,271	6,345,877	(581,804)	(283,405)	5,491,939
Share-based compensation	—	—	6,119	—	—	6,119
Net income	—	—	—	82,078	—	82,078
Foreign currency translation adjustment	—	—	—	—	(38,371)	(38,371)
Balance, September 30, 2020	11,271,379	$11,271	$6,351,996	$(499,726)	$(321,776)	$5,541,765

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$43,471,227	$(6,680,813)

Cash flows from investing activities:
Purchase of property and equipment	(1,688)	(19,961)
Purchase of a non-marketable investment	(500,000)	—
Loan repayment from a third party	389,917	—
Net cash used in investing activities	(111,771)	(19,961)

Cash flows from financing activities:
Proceeds from stock option exercised	180,485	—
Proceeds from a private placement	5,000,000	—
Net cash provided by financing activities	5,180,485	—

Effect of exchange rate change on cash, cash equivalents and restricted cash	(281,110)	122,268
Net increase (decrease) in cash, cash equivalents and restricted cash	48,258,831	(6,578,506)
Cash, cash equivalents and restricted cash, beginning balance	13,842,745	21,829,154
Cash, cash equivalents and restricted cash, ending balance	$62,101,576	$15,250,648
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents as of September 30, 2021 and 2020, respectively	8,859,865	4,934,049
Restricted cash as of September 30, 2021 and 2020, respectively	53,241,711	10,316,599
Total cash, cash equivalents, and restricted cash as of September 30, 2021 and 2020, respectively	$62,101,576	$15,250,648
Supplemental cash flows information:
Cash paid for interest	$86,823	$—
Cash paid for income tax	$112,429	$58,452

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

Hong Kong MQ Group Limited (“Hong Kong MQ”) was formed in Hong Kong on November 27, 2018, and is engaged  in blockchain and non-fungible tokens (“NFT”) businesses, including consultancy service for NFT launch projects, developing its own NFT marketplace to facilitate users to buy and sell NFTs, as well as development of block chain-based online games. On June 19, 2019, as a result of a private transaction, one (1) share of common stock of Hong Kong MQ was transferred from Ms. Hiu Ngai Ma to the Company. The net asset of Hong Kong MQ was $nil as of the acquisition date. The consideration paid for the ownership transfer, which represent 100% of the issued and outstanding share capital of Hong Kong MQ, was $0.13 (HK$1). Hong Kong MQ became a direct wholly-owned subsidiary of the Company.

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

Cultural Objects Provenance Holdings Limited

Cultural Objects Provenance Holdings Limited is an investment holding company. Its wholly-owned subsidiary is headquartered in Hong Kong, with global outposts in China (Shenzhen), Europe (Germany), and USA (NY/LA). It is an artwork authentication platform powered by blockchain. According to company home page, the subsidiary is the official technology parrter for NANZUKA Gallery in Tokyo, Japan. It authenticated some sought-after editions and limited edition works from some of the world’s most prolific artists, including Hajime Sorayama, Javier Calleja, Daniel Arsham, James Jarvis, and more.

On May 28, 2021, Takung entered into a Securities Purchase Agreement (the “SPA”) with Cultural Objects Provenance Holdings Limited (“Cultural Objects”), a British Virgin Islands company with a wholly-owned subsidiary in Hong Kong engaging in an operation of an artwork authentication platform powered by blockchain with global presence in China, Germany and the United States.  Takung shall invest in Cultural Objects through paying certain purchase that consists of cash consideration, $500,000 and issuance of 282,000 shares of common stock of Takung in exchange for 54,100 common shares of Cultural Objects and 290,000 unvested restricted shares of common stock of Takung to Cultural Objects in exchange for 32,460 unvested common shares of Cultural Objects.

On August 21, 2021, Takung and Cultural Objects entered to an amendment to the SPA.  The amendment provides that the original purchase price was amended to be $500,000 in cash and the issuance of 771,040 restricted shares of common stock of Takung to Cultural Objects in exchange for 54,100 common shares of Cultural Objects, and, subject to the satisfaction of the conditions stipulated in the SPA, the issuance of 787,440 unvested restricted shares of common stock of Takung to Cultural Objects in exchange for 32,460 unvested common shares of Cultural Objects. The cash consideration of $500,000 was paid to Cultural Objects by the end of August 2021.  On September 9, 2021, an aggregate amount of 1,558,480 restricted shares of common stock of Takung issued to Cultural Objects in an exchange for an aggregate 86,560 common shares of Cultural Objects. Together with the cash consideration paid $500,000 and the total value of the restricted shares issued to Cultural Objects, $10,130,120, the total value of the investment in Cultural Objects was $10,630,120 (see Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures, which are normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC.

Beginning in 2021, a strain of coronavirus (COVID-19) has spread globally. Although the Company’s operations have fully resumed in March 2021 and maintained an increasing trend of new trader accounts opening, the extent of the impact of the coronavirus on the Company's business and operations is highly uncertain and cannot be predicted with confidence. The Company’s business and operation will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the nine months ended September 30, 2021 may not be indicative of the future operating results for the fiscal year ending December 31, 2021 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

This basis of accounting involves the application of accrual accounting and consequently, revenue and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. Dollars.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s interim condensed consolidated financial position as of September 30, 2021, its interim condensed consolidated results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recent Accounting Pronouncements

Except for the ASUs issued but not yet adopted disclosed in Note 2 to the financial statements on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC, there is no ASU issued by the FASB that is expected to have a material impact on the condensed consolidated financial statements upon adoption.

3. GOING CONCERN

Due to the recent regulatory scrutiny by PRC governments on digital asset related business, the artwork unit trading platform operated by the PRC subsidiary Tianjin Takung was suspended by the local authority. The Management became aware of the suspension on or around November 8, 2021. The local authority indicated the suspension was to facilitate certain investigation although it did not announce the purpose of the investigation. The Company intends to fully cooperate with the local authority's investigation.

In the event that the suspension carries on for a substantial period of time or the investigation results in unfavourable outcome, the Company is subject to various risks, including, but not limited to, permanent discontinuation of the artwork unit trading platform business, material loss of Tianjin Takung’s carrying assets, material impact to the Company’s financial performance and liquidity, and being involved in litigation.

The following table sets forth the carrying value of the assets and liabilities of Tianjin Takung whose operation was suspended as disclosed above, which were included in the accompanying unaudited condensed consolidated financial statements:

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,897,115	$3,922,665
Restricted cash	53,241,711	9,144,610
Prepayment and other current assets, net	212,868	71,876
Intercompany receivables	1,439,513	1,379,393
Amount due from related parties	6,303,970	6,225,134
Loan receivables	2,172,766	2,609,748
Total current assets	69,267,943	23,353,426

NON-CURRENT ASSETS
Property and equipment, net	113,481	231,939
Deferred tax assets, net	138,501	125,190
Operating lease right-of-use assets	51,953	59,790
Total non-current assets	303,935	416,919

TOTAL ASSETS	$69,571,878	$23,770,345

CURRENT LIABILITIES
Accrued expenses and other payables	$614,128	$436,674
Customer deposits	53,241,711	9,144,610
Intercompany payables	16,328,379	14,829,608
Operating lease liabilities - current	12,381	11,517
Tax payable	11,009	20,003
Total current liabilities	70,207,608	24,442,412

NON-CURRENT LIABILITIES
Operating lease liability - non-current	27,932	40,610
TOTAL LIABILITIES	$70,235,540	$24,483,022

The Company has considered whether there is substantial doubt about its ability to continue as a going concern based on above factor. In evaluating if there is substantial doubt about its ability to continue as a going concern, the Company is trying to alleviate the going concern risk through further developing its operations in blockchain and NFT related businesses including consultancy services, development of NFT marketplace and “Play to Earn” style block chain-based online games.

Meanwhile, the Company is actively seeking other strategic partners with resources that can expand its blockchain and NFT businesses.

4. INVESTMENTS

We adopted ASU 2016-01 on January 1, 2018.  This guidance requires us to measure all equity investments that are not accounted for under the equity method or result in consolidation at fair value and recognize any changes in net income.  For equity investments with readily determinable and observable fair values, we use quoted market prices to determine the fair value of equity securities.  For equity investments without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Equity investments with readily determinable fair values that are not accounted for under the equity method classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Similarly, prior to the adoption of ASU 2016-01, equity investment classified as trading was not tested for impairment.

Equity investments without readily determinable fair values are reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we assess the fair value compared to our cost basis in the investment. We also perform this assessment every reporting period for each investment for which our cost basis has exceeded the fair value.

For investments in privately-held companies, management's assessment of fair value is based on valuation methodologies such as discounted cash flows, estimates of revenue and appraisals, as applicable. We consider and apply the assumptions that we believe market participants would use in evaluating estimated future cash flows when utilizing the discounted cash flow or estimates of revenue valuation methodologies.  In the event the fair value of an investment declines below our cost basis, management determines if the decline in fair value is other than temporary and records an impairment accordingly.

As of September 30, 2021, our investment merely includes a non-marketable investment in a privately held company incorporated in British Virgin Islands without readily determinable market values. We elected the measurement alternative under which we measured the investment at cost minus impairment with an adjustment to the changes from observable price changes in orderly transactions for the similar investments of the same issuer.

The carrying value is measured as the total initial cost minus impairment.  The carrying value for our non-marketable investment is summarized below:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Total initial cost	$10,630,120	$—
Cumulative net gain (loss)	—	—
Total carrying value	$10,630,120	$—

For the three months and nine months ended September 30, 2021, we did not incur any unrealized gain or loss in connection with the non-marketable investment.  Since the investment was acquired in August 2021, there was no unrealized gain or loss incurred for the three months and nine months ended September 30, 2020.

5. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, prepaid service fees, as well as staff advance.

	September 30,	December 31,
	2021	2020
	(Unaudited)
Prepaid tax	$26,341	$32,262
Prepaid service fees	335,200	202,647
Prepaid rent	150,347	—
Staff advance	—	2,299
Deposit	—	35,879
Other current assets	776	6,300
Less: allowance for doubtful accounts	—	—
Prepayment and other current assets, net	$512,664	$279,387

No provision for doubtful accounts was recognized for the three and nine months ended September 30, 2021 and 2020, respectively.

6. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Listing fee	$154,143	$154,771
Consultancy service	80,000	—
Less: allowance for doubtful accounts	—	—
Account receivables, net	$234,143	$154,771

No provision for doubtful accounts was recognized for the three and nine months ended September 30, 2021 and 2020, respectively.

7. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance:

					Amount in
			Original	Outstanding	Reporting	Annual
			Amount	Balance	Currency	Interest	Repayment
Date	Borrower	Lender	(RMB)	(RMB)	(USD)	Rate	Due Date
7/18/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$775,988	0%	4/1/2022
8/29/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$775,988	0%	4/1/2022
9/20/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	4,000,000	4,000,000	$620,790	0%	4/1/2022
			Total		$2,172,766

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

On November 30, 2020, Tianjin offered a short-term financing in an amount of $1,008,784 (RMB6,500,000) with an annual interest rate at 6% to a non-related third party, Tianjin Zhiyuan Enterprise Management Co., Ltd. The loan was matured on February 2, 2021. Portion of the loan amount, $543,191 (RMB 3,500,000) was paid off on December 31, 2020 . The remaining balance, $470,032 (RMB3,028,603), inclusive of the outstanding principal balance, $465,593 (RMB3,000,000) and interest receivable, $4,439 (RMB28,603) was fully repaid on January 27, 2021.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Furniture, fixtures and equipment	$220,130	$218,430
Leasehold improvements	23,121	23,216
Computer trading and clearing system	3,473,208	3,468,346
Transport equipment	111,644	110,245
Sub-total	3,828,103	3,820,237
Less: accumulated depreciation	(3,611,973)	(3,382,241)
Property and equipment, net	$216,130	$437,996

Depreciation expense was $57,747 and $109,766 for the three months ended September 30, 2021 and 2020, respectively, and $225,389 and $356,756 for the nine months ended September 30, 2021 and 2020, respectively.

9. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Accruals for professional fees	$611,309	$267,427
Accruals for consulting fees	302,308	365,634
Payroll payables	30,247	80,026
Trading and clearing system	5,509	—
Accrued interest	86,625	—
Other payables	37,797	15,001
Total accrued expenses and other payables	$1,073,795	$728,088

10. SHORT-TERM BORROWINGS FROM A THIRD PARTY

In July 2019, Hong Kong Takung entered into HKD Loans with Friend Sourcing with interest accruing at a rate of 8% per annum. The HKD Loans are to provide Hong Kong Takung with sufficient HKD currency to meet its working capital requirements. Friend Sourcing is a non-related party to the Company. On April 1, 2021, Hong Kong Takung extended the due date of the HKD Loans with Friend Sourcing to July 30, 2021. On August 1, 2021, Hong Kong Takung further extended the financing with Friend Souring to April 1, 2022. An interest payable, $86,823, was accrued upon extension and was paid on October 22, 2021.

In the meantime, Tianjin Takung entered interest-free RMB Loans with another third party as a guarantee for the HKD Loans. The loan amount was $2,172,766 (RMB 14,000,000). Through an understanding between the two third parties, the HKD Loans are “secured” by the RMB Loans. It is an understanding between the parties that when the HKD Loans are repaid, the RMB Loans will be repaid at the same time. On August 1, 2021, Tianjin Takung further extended the financing with the third party to April 1, 2022.

			September 30,	December 31,	Annual
			2021	2020	Interest	Repayment
Date	Borrower	Lender	(USD)	(USD)	Rate	Due Date
7/18/2019	Hong Kong Takung	Friend Sourcing Ltd.	$715,213	$718,127	6~8%	4/1/2022
8/29/2019	Hong Kong Takung	Friend Sourcing Ltd.	$696,595	$699,434	6~8%	4/1/2022
9/20/2019	Hong Kong Takung	Friend Sourcing Ltd.	$557,276	$559,548	6~8%	4/1/2022
		Less: Discount loan payable	$—	$—
		Total	$1,969,084	$1,977,109

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of September 30, 2021. The fair value of the short-term borrowings approximates their carrying amounts.

11. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of director and related parties to which the Company has transactions with:

(a)	Jianping Mao (“Mao”), Human Resources Management Director of Hong Kong Takung;
(b)	Jing Wang (“Wang”), former Chief Financial Officer of the Company from June 1, 2020 through June 1, 2021 and former legal representative of Tianjin Takung during period from May 28, 2020 to September 24, 2020. On June 1, 2021, the term of the employment of Wang expired;
(c)	Sze Chan (“Chan”), Vice President of Hong Kong Takung since November 17, 2020.

Amount due from related parties, net

Amount due from related parties consisted of the following as of the years indicated:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Chan (c)(i)	$6,303,970	$—
Wang(b)(i)	—	6,225,134
Mao(a)(ii)	—	111,099
Less: allowance for doubtful accounts (ii)	—	(111,099)
Total current amount due from a related party	$6,303,970	$6,225,134

Amount due to related parties

Amount due to related parties consisted of the following as of the years indicated:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Chan (c)(i)	$6,422,608	$—
Wang (b)(i)	—	6,448,784
Total current amount due to a related party	$6,422,608	$6,448,784

(i)    Amount due to and due from Wang and Chan

On May 29, 2020, Hong Kong Takung entered into an interest-free loan agreement (the “HK Dollar Working Capital Loan”) with Wang for the loan of $6,422,608 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2021. Hong Kong Takung extended the loan with Wang with the maturity date on May 15, 2022. On May 29, 2021, the loan agreement was transferred to Chan with the identical maturity date.

In a meantime, Tianjin Takung entered into an interest-free loan agreement (the “RMB Working Capital Loan”) with Wang for the loan of $6,303,970 (RMB40,619,000) with the maturity date of the loan as May 15, 2021. Tianjin Takung is currently negotiating an extension of the loan with Wang. Tianjin Takung extended the loan arrangement with Wang with the maturity date on May 15, 2022.   On May 29, 2021, the loan agreement was transferred to Chan with the identical maturity date.

Through an understanding between Chan and the Company, the HK Dollar Working Capital Loan is “secured” by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

(ii)    Amount due to and due from Mao

The amount due from Mao is primarily related to the lease deposit from Mao. On May 13, 2019, the Company entered into a non-cancellable lease agreement with a related party, Mao for its office location in Tianjin, PRC. The leased office location is approximately 2,090.61 square meters. The lease was set to expire on May 12, 2021. The Company is charged rent at a rate of $0.55 per square meter per day. The agreement requires a lump sum payment of $224,083 (RMB1,449,838) every six months and a deposit of $111,099 (RMB724,919). On May 12, 2020, the Company terminated the lease and recognized bad debt expense of $111,099 related to the deposit paid to Mao due to the remote likelihood of collecting the rent deposit. No related lease liability was recognized as of December 31, 2020 and September 30,2021.

(iii)    Rent prepayment to Mao

On March 1, 2021, Tianjin Takung entered into two lease agreements with a related party, Mao for its office location in Tianjin, PRC and employee accommodation in Hong Kong. The leases will expire on February 28, 2022.  Monthly rental payments for the office location and employee accommodation are $25,115 (RMB 162,500) and $7,148 (RMB46,250), respectively. The agreements require lump sum payments of $302,635 (RMB1,950,000) and $86,135 (RMB555,000), respectively. As of September 30, 2021, total rent amount paid to Mao with respect to these agreements included in prepayment was $161,987 (RMB1,043,750).

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

United States of America

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on March 27, 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of September 30, 2021 due to the recent enactment.

As of September 30, 2021 and December 31, 2020, the Company in the United States had $11,326,891 and $1,454,286 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

Hong Kong

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $257,490) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung U.S, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected Hong Kong Takung to be subject to the two-tier profits tax rates.

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

The income tax provision consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	(10,947)	—	—	101,738
Total Current	$(10,947)	$—	$—	$101,738

Deferred:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	94,839	(631)	90,485	(7,513)
Total Deferred	$94,839	$(631)	$90,485	$(7,513)
Total income tax (benefit) expense	$83,892	$(631)	$90,485	$94,225

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(Loss) income before income tax expense	$(1,908,788)	$81,447	$(9,700,614)	$(791,828)
Computed tax benefit with statutory tax rate	(400,844)	13,440	(2,037,129)	(130,651)
Impact of different tax rates in other jurisdictions	766	16,109	1,864	14,432
Impact of preferred tax rate	(158,079)	7,729	(152,689)	62,248
U.S. tax on foreign entities	213,238	—	213,238	—
Tax effect of non-deductible expenses	31,084	153,619	95,459	337,519
Changes in valuation allowance	524,905	(204,420)	2,098,066	(338,577)
Others	(127,178)	12,892	(128,324)	149,254
Total income tax expense (benefit)	$83,892	$(631)	$90,485	$94,225

The effective tax rate was (4.4)% and (0.8)% for the three months ended September 30, 2021 and 2020, respectively, and (0.9)% and (11.9)% for the nine months ended September 30, 2021 and 2020, respectively.

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	September 30,	December 31,
	2021	2020
Uncertain tax liabilities, beginning of period	$101,789	$101,789
Settlements with tax authority during current year	(101,789)	—
Uncertain tax liabilities, end of period	$—	$101,789

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the interim condensed consolidated financial statements as of September 30, 2021. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of September 30, 2021 and December 31, 2020, respectively.

Our subsidiary, Hong Kong Takung, has been recently selected for routine examination for its tax years ended December 31, 2016 through 2018 by Hong Kong Inland Revenue Department (“IRD”). As of September 30, 2021 and December 31, 2020, the Company had $nil and $101,789, respectively, of uncertain tax liabilities related to the different methodology of certain non-deductible tax expenses applied by the IRD. The examination had been concluded in May 2021 and the ultimate resolution of the tax examination concurred with the uncertain tax liabilities previously accrued. Hong Kong Takung settled the entire tax liabilities in June 2021. The Company does not expect the position of uncertain tax liabilities will significantly fluctuate within the next twelve months.

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

13. LEASES

The Company has operating leases for its office facilities and artwork storages. The Company’s leases have remaining terms of less than one year to approximately six years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not separate non-lease components from the lease components to which they relate, and instead accounts for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes.

The following table provides a summary of leases by balance sheet location as of September 30, 2021:

		As of
		September 30,
Assets/liabilities	Classification	2021
Assets		(Unaudited)
Operating lease right-of-use assets	Operating lease assets	$130,073

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$76,719

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	41,714

Total lease liabilities		$118,433

The operating lease expenses for the three months and nine months ended September 30, 2021 and 2020 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2021	2020	2021	2020
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	Cost of revenue, general and administrative expenses	$127,173	$72,901	$294,399	$466,419
Total lease cost		$127,173	$72,901	$294,399	$466,419

Maturities of operating lease liabilities at September 30, 2021 were as follows:

Operating
Maturity of Lease Liabilities	Leases
2021 (remaining)	$17,065
2022	80,663
2023	15,520
2024	15,520
2025	—
Thereafter	—
Total lease payments	$128,768
Less: interest	(10,335)
Present value of lease payments	$118,433

	Nine Months Ended
	September 30,
Lease Term and Discount Rate	2021	2020
	(Unaudited)	(Unaudited)
Weighted-average remaining lease term (years)
Operating leases	2.1	2.8

Weighted-average discount rate (%)
Operating leases	8%	8%

	Nine Months Ended
	September 30,
Other Information	2021	2020
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$49,651	$208,198
Leased assets obtained in exchange for new operating lease liabilities	—	—

14. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net (loss) income	$(1,992,680)	$82,078	$(9,791,099)	$(886,053)
Denominator:
Weighted-average shares outstanding - Basic	12,689,317	11,271,379	11,897,019	11,261,694
Stock options and restricted shares	—	—	—	—
Weighted-average shares outstanding - Diluted	12,689,317	11,271,379	11,897,019	11,261,694

(Loss) income per share
-Basic	$(0.16)	0.01	(0.82)	(0.08)
-Diluted	$(0.16)	0.01	(0.82)	(0.08)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Due to the loss for the three and nine months ended September 30, 2021, approximately 39,825 and 39,825 options, respectively, were excluded from the calculation of diluted net loss per share.

Due to the options were out-of-money, approximately 100,890 options were excluded from the calculation of the diluted net income per share, for the three months ended September 30, 2020.

Due to the loss from continued operations for the nine months ended September 30, 2020 approximately 100,890 options were excluded from the calculation of diluted net loss per share.

15. EQUITY

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

On July 12, 2021, pursuant to the terms of that certain Securities Purchase Agreement dated July 8, 2021, the Company sold 571,429 shares (the “Shares”) of its common stock, par value $0.001 per share (the “Common Stock”), to an institutional investor (the “Investor”) at a price of $8.75 per share, for gross proceeds of $5,000,000 before deducting the placement agent fee and offering expenses (the “Private Placement”).

On July 9, 2021, the Company entered into an Advisory Agreement with an independent institutional contractor for exploring potential investors and projects to advance new business development.  Upon signing the agreement, an aggregate of 160,000 ordinary shares at a price of $11.86 was awarded to the contractor under the 2015 Incentive Stock Plan.  The Company recognized a share-based compensation expense of $1,897,600 in connection with this issuance in July 2021.

On May 28, 2021, the Company entered into a Securities Purchase Agreement with a company incorporated in British Virgin Islands (“BVI entity”).  In exchange for an aggregate amount of 86,560 common shares of the BVI entity, the Company shall remit $500,000 in cash and issue 572,000 restricted shares of the Company to the BVI entity.  On August 21, 2021, both parties entered into an Amendment to Securities Purchase Agreement and the number of restricted shares of the Company to be issued to the BVI entity was increased to 1,558,480.  The Company remitted the cash payment of $500,000 to the BVI entity on August 20, 2021.  On September 9, 2021, an aggregate amount of 1,558,480 restricted shares at a price of $6.5 was issued to the BVI entity.  The Company recognized the carrying amount of this equity investment, $10,630,120, in noncurrent asset.

16. CONTINGENCIES

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

Except for the above, as of September 30, 2021 and through the issuance date of the condensed consolidated financial statements included in this Form 10-Q, the Company does not have any other significant indemnification claims.

17. SUBSEQUENT EVENTS

On or around November 8, 2021, the Management became aware that the artwork unit trading platform operated by our PRC subsidiary Tianjin Takung was suspended by the local authority. The local authority indicated the suspension was to facilitate certain investigation although it did not announce the purpose of the investigation yet. The Company intends to fully cooperate with the local authority's investigation.

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

In July 2021, Takung appointed Mr. Kwok Leung Li as the CEO to lead the new direction with three initiatives to develope our blockchain and NFT related businesses. 1. Blockchain and NFT consultation: with Mr. Li's vast experience and expertise in blockchain development and execution, we offer consultancy services to third parties on their NFT launch projects. 2. NFT marketplace: we are planning to launch our own NFT marketplace to facilitate users to buy and sell NFT's. The marketplace is currently under developmentm, and we have already been in discussion with artists and NFT creators for listings on the platform. 3. Game-Fi development: combining decentralized finance (“DeFi”) and NFTs with blockchain-based online games, we are developing the “Play to earn” style games, giving players financial incentives to play and progress through games. With the help of NFTs, games now become more sustainable than before as players can trade digital game assets and earn passive income by playing games. The in-game NFTs can then be traded on our own NFT marketplace.

We, through our operating subsidiaries, generate revenue from services in connection with the offering and trading of artwork on our system, primarily consisting of listing fees, trading commissions, and management fees, as well as consulancy service on NFT project.

Our headquarter is located in Hong Kong, Special Administrative Region, People’s Republic of China and we conduct our business primarily in Hong Kong and Tianjin. Our new principal executive office is located at Room 709, Tower 2, Admiralty Centre, 18 Harcourt Road, Admiralty, Hong Kong.

Recent Impacts of COVID-19 on Our Business

While the ongoing coronavirus pandemic is spreading throughout the world, our operating subsidiaries’ business has fully resumed since March 2020. Compared to the same period in 2020, our operating subsidiaries had additional listing of artworks, higher trading volume, and incurred higher listing and management revenue in the third quarter of 2021.  Although we do not expect that the virus will have a material adverse effect on our business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of global situation of COVID-19. The Company continues to monitor and assess the evolving situation closely and evaluate its potential exposure.

The extent to which the COVID-19 impacts our operating subsidiaries’ business is highly uncertain and cannot be predicted with confidence. It will depend on various factors including the duration and severity of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Although we do not expect that the virus will have a material adverse effect on our operating subsidiaries’ business or financial results at this time, COVID-19 may eventually affect the Company's 2021 overall business performance. The operating results for the three and nine months ended September 30, 2021 may not be indicative of the future operating results for the fiscal year ending December 31, 2021 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

Results of Operation of Takung

Hong Kong Takung operates a platform (the “Platform”) for offering and trading artwork. We generate revenue from its services in connection with the offering and trading of artwork ownership units on its system, primarily consisting of listing fees, trading commissions, and management fees.

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

The following tables set forth our interim condensed consolidated statements of income data with a percentage:

	Three Months Ended September 30,
	2021	% of Revenue	2020	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$2,608,677	100	$685,465	100
Cost of revenue	(719,826)	(28)	(393,990)	(58)
Selling expense	(48,511)	(2)	(174,379)	(25)
General and administrative expenses	(3,817,635)	(146)	(617,228)	(90)
Total costs and expenses	(4,585,972)	(176)	(1,185,597)	(173)
Loss from operations	(1,977,295)	(76)	(500,132)	(73)
Other income (expenses), net	68,507	3	581,579	85
(Loss) income before income taxes	(1,908,788)	(73)	81,447	12
Income tax expense (benefit)	83,892	3	(631)	(0)
Net (loss) income	$(1,992,680)	(76)	$82,078	12

Revenue

The following table sets forth our interim condensed consolidated revenue by revenue source:

	Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Listing fee revenue	$320,173	$—
Commission revenue	1,083,976	568,853
Management fee revenue	1,124,528	116,612
Consultancy service fee revenue	80,000	—
Total	$2,608,677	$685,465

(i)	Listing fee revenue

As of September 30, 2021, a total of 310 sets of artwork were listed for trade on the Platform — comprising 85 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $33,357,795 (HK$259,100,000); 35 pieces of jewelry with a total listing value of $9,354,602 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,999,472 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,230,762 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $669,473 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $334,737 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,094,331 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,327,875 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,745 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,095,542 (HK$8,509,400), of which 22%-48% (for 85 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended September 30, 2021, there were 11 new sets of painting listed on the Platform. The total listing value was $1,457,567 (HK$11,500,000) for the painting, of which 22% (for the painting) of the listed value was charged as the listing fee.

As of September 30, 2020, a total of 292 sets of artwork were listed for trade on the Platform —comprising 67 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $28,502,185 (HK$221,100,000); 35 pieces of jewelry with a total listing value of $9,366,661 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $17,021,386 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,246,529 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $670,336 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $335,168 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,095,742 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,329,586 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,911 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,096,954 (HK$8,509,400), of which 22.5%-48% (for 67 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the three months ended September 30, 2020, there were no new artworks listed on the Platform because of the uncertain economic climate and tepid investor interest. We incurred $320,173 listing fee revenue for the three months ended September 30, 2021 compared to nil for the same period in 2020.  There were 11 new sets of painting listed on our trading platform during the three months ended September 30, 2021 whereas there was no new artwork listed on the Platform in the same period in 2020.

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

Once an inactive trader has been assessed and identified, his/her contract will be reassessed pursuant to ASC 606-10-25-5 because there has been a significant change in fact and circumstances and pursuant to ASC 606-10-25-1) (e), his/her contract will not be deemed to exist and revenue will not be recognized until consideration is received in accordance with ASC 606-10-25-7(a) as we would have already performed our obligations ahead of receiving consideration.

We charge a non-transactional transfer commission on the transfer of the ownership of an artwork. The commission amount is calculated based on 0.3% of the close value of the artwork and each artwork unit. For the large volume of transfer or under certain special circumstances, we charge at an agreed-upon percentage of artworks units.

We used to offer commissions to traders and service agents. Effective January 1, 2020, we no longer offer commissions to our traders. For service agents, we offer a total of 40% to 75% of the commission earned from transactions with new traders to the service agents when they bring in an agreed number of traders to the Platform.

The commission paid to the service agents and discounts are recognized as a cost of revenue in the same period the related revenue is recognized.

Total commission revenue increased by $515,123 or 91% for the three months ended September 30, 2021 to $1,083,976 compared to $568,853 for the three months ended September 30, 2020, which was mainly a result of a spike in trading amounts of non-VIP trader $4,020,185,469 (HKD31,225,986,590) during the three months ended September 30, 2021 compared to $2,193,609,402 (HKD17,007,931,139) during the same period in 2020.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for artwork and trading management of artwork units, which is calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the three months ended September 30, 2021 management fee revenue rose by $1,007,916, from $116,612 for the three months ended September 30, 2020 to $1,124,528 due to a significant increase in trading artwork units. For the three months ended September 30, 2021, the trading artwork units amounted for 477,847,726 compared to 254,830,720 during the same period in 2020.

(iv) Consultancy service fee revenue

During the three months ended September 30, 2021, we incurred a consultancy service fee revenue, $80,000, which was pertinent to providing consultancy services with respect to the strategic utilization of blockchain technology and NFT launch to a third party.

Revenue by customer type

The following table presents our revenue by customer type:

	Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Artwork owners	$320,173	$—
Non – VIP Traders	1,153,367	427,373
VIP Traders	1,055,137	258,092
Corporate advisee	80,000	—
Total	$2,608,677	$685,465

Cost of Revenue

	Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$609,752	$233,784
Depreciation	35,854	79,518
Internet service charge	43,661	51,591
Artwork insurance	12,710	12,152
Artwork storage	17,849	15,802
Others	—	1,143
Total	$719,826	$393,990

Cost of revenue for the three months ended September 30, 2021 and September 30, 2020 was $719,826 and $393,990, respectively. The rise in cost of revenue by $325,836 for the three months ended September 30, 2021 compared to September 30, 2020, was mainly due to an increase in commissions paid to service agents by $375,968 because of an increase in trading amounts during the three months ended September 30, 2021 as discussed above. Overall increase in cost of revenue was offset by the decrease in depreciation by $43,664 due to some of our computer equipment and trading systems having been fully depreciated, a decline in internet service charges by $7,930.

Gross Profit

Gross profit was $1,888,851 or 72.4% of the total revenue for the three months ended September 30, 2021 compared to $291,475 or 42.5% of the total revenue for the three months ended September 30, 2020.  The significant spike in gross profit for the three months ended September 30, 2021 was primarily due to a significant increase in total revenue by $1,923,212 which was contributed by an increase in commission, management fee revenue and consultancy service fee revenue as discussed aforementioned.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2021 were $3,817,635 compared to $617,228 for the three months ended September 30, 2020. The spike in general and administrative expenses by $3,200,407 or 518.5% was attributable to a spike in share based compensation expense by $1,891,481 as we granted 160,000 shares to an independent consultant in July 2021 in connection with the private placement, an increase in consultancy fee by $132,397 due to a rise in service fee, an increase in legal and professional fees by $512,599 as a result of additional amounts paid to legal counsels, brokerage firms, investment specialists for the closing of private placement and review of agreements as well as fees paid to auditors for regulatory filing, an increase in office, insurance and rental expenses by $123,088 as we had rented a staff accommodation and others, $517,430 which chiefly included a payment to an exhibition company which assisted us in locating the potential investors.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended September 30, 2021 and September 30, 2020.

	Three Months Ended
	September 30,
	2021	% of Total	2020	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$288,820	7.6	$281,247	45.6
Office, insurance and rental expenses	205,203	5.4	82,115	13.3
Legal and professional fees	622,912	16.3	110,313	17.9
Non-deductible input VAT expense	62,525	1.6	61,179	9.9
Travel and accommodation fees	24,865	0.7	2,017	0.3
Consultancy fee	159,304	4.2	26,907	4.4
Depreciation	21,893	0.6	30,248	4.9
Share based compensation expense	1,897,600	49.6	6,119	1.0
Others	534,513	14.0	17,083	2.7
Total general and administrative expense	$3,817,635	100.0	$617,228	100.0

Other income

Other income for the three months ended September 30, 2021 was $68,507, compared to $581,579 for the same period in 2020. The significant decrease in other income for the three months ended September 30, 2021 is predominantly due to a significant decrease in foreign currency exchange gain by $452,103, arising from the depreciation of the Hong Kong dollar against the US dollar and an increase in loan interest by $65,156.

Income tax expense (benefits)

The Company’s effective tax rate varies due to the multiple jurisdictions in which it books its pretax income or losses. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate of 8.25% for the first HK$ 2 million (approximately $257,490) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $257,490) and PRC enterprise income tax rate of 25%.

The effective tax rates for the three months ended September 30, 2021 and 2020 were (4.4)% and (0.8)%, respectively.

The income tax expense (benefits) were $83,892 and $(631) for the three months ended September 30, 2021 and 2020, respectively.

Net (loss) income

We recorded a net loss of $1,992,680 and net income of $82,078 for the three months ended September 30, 2021 and 2020, respectively.  The net loss incurred for the three months ended September 30, 2021 was primarily due to comparatively higher share-based compensation expense incurred as discussed aforementioned.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2020

The following tables set forth our condensed consolidated statements of income data:

	Nine Months Ended
	September 30,
		% of		% of
	2021	Revenue	2020	Revenue
	(Unaudited)		(Unaudited)
Revenue	$4,531,280	100	$3,545,916	100
Cost of revenue	(1,424,528)	(31)	(1,804,566)	(51)
Selling expense	(284,980)	(6)	(278,953)	(8)
General and administrative expenses	(12,783,107)	(282)	(2,657,403)	(75)
Total costs and expenses	(14,492,615)	(319)	(4,740,922)	(134)
Loss from operations	(9,961,335)	(219)	(1,195,006)	(34)
Other income	260,721	6	403,178	11
Loss before income taxes	(9,700,614)	(213)	(791,828)	(23)
Income tax expense	90,485	2	94,225	3
Net loss	$(9,791,099)	(215)	$(886,053)	(26)

Revenue

The following table sets forth our condensed consolidated revenue by revenue source:

	Nine Months Ended
	September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Listing fee revenue	$887,267	$557,789
Commission fee revenue	2,090,372	2,657,989
Management fee revenue	1,483,641	330,138
Consultancy service fee revenue	80,000	—
Total	$4,531,280	$3,545,916

(i)	Listing fee revenue

As of September 30, 2021, a total of 310 sets of artwork were listed for trade on the Platform —comprising 85 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $33,357,795 (HK$259,100,000); 35 pieces of jewelry with a total listing value of $9,354,602 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,999,472 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,230,762 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $669,473 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $334,737 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,094,331 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,327,875 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,745 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,095,542 (HK$8,509,400), of which 22%-48% (for 85 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the nine months ended September 30, 2021, there were 15 new sets of painting listed on the Platform. The total listing value was $3,865,133 (HK$30,000,000) for the painting, of which 22% (for the painting) of the listed value was charged as the listing fee.

As of September 30, 2020, a total of 285 sets of artwork were listed for trade on the Platform —comprising 60 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $25,783,323 (HK$202,100,000); 35 pieces of jewelry with a total listing value of $9,269,749 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,845,275 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,119,820 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $663,401 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $331,700 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,084,405 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,315,830 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $127,577 (HK$1,000,000); and 7 pieces of sports memorabilia with a listing value of $1,085,604 (HK$8,509,400), of which 22.5%-48% (for 60 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of sports memorabilia) of the listed values were charged as listing fees, respectively.

During the nine months ended September 30, 2020, there were 6 sets of paintings listed on the Platform. Their total listing values were $1,148,194 (HK$9,000,000) for the paintings, of which 22.9%-28% (for the paintings) of the listed values were charged as listing fees.

The listing fees revenue rose to $877,267 during the nine months ended September 30, 2021 compared to $557,789 for the same period ended September 30, 2020. The higher listing fee revenue for the nine months ended September 30, 2021 compared to that for the same period in 2020 was due to additional artworks listed during the nine months ended September 30, 2021. Our listing fee was charged based on the listing value of an artwork.

(ii)	Commission fee revenue

Total commission revenue declined by $567,617 or 21.3% for the nine months ended September 30, 2021 to $2,090,372 compared to $2,657,989 for the nine months ended September 30, 2020.  Total transaction amounts for the nine months ended September 30, 2021 and 2020 were $11,126,221,742 (HKD86,420,702,138) and $6,084,027,573 (HKD47,171,899,387), respectively. Although we incurred a higher trading amount in the nine months ended September 30, 2021 compared to that in the same period in 2020, majority of the transactions were initiated by our selected traders. Other than the fixed commission revenue from those selected traders, we did not earn additional commission revenue based on the trading transaction volume of those selected traders. Therefore, our commission revenue for the nine months ended September 30, 2021 was lower than that in the same period in 2020.

(iii)	Management fee revenue

We charge traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which are calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is deducted from proceeds from the sale of artwork units.

During the nine months ended September 30, 2021, management fee revenue increased by $1,153,503, from $330,138 for the nine months ended September 30, 2020 to $1,483,641, due to the higher trading units in the current period.

(iv)	Consultancy service fee revenue

During the nine months ended September 30, 2021, we incurred a consultancy service fee revenue, $80,000, which was pertinent to providing consultancy services with respect to the strategic utilization of blockchain technology and NFT launch to a third party.

Revenue by customer type

The following table presents our revenue by customer type:

	Nine Months Ended
	September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Artwork owners	$877,267	$557,789
Non – VIP traders	2,111,960	2,362,204
VIP traders	1,462,053	625,923
Corporate advisee	80,000	—
Total	$4,531,280	$3,545,916

Cost of Revenue

	Nine Months ended
	September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$1,096,278	$1,333,089
Depreciation	150,398	263,954
Internet service charge	89,638	122,226
Artwork insurance	38,185	36,423
Artwork storage	50,029	47,731
Others	—	1,143
Total	$1,424,528	$1,804,566

Cost of revenue for the nine months ended September 30, 2021 and September 30, 2020 was $1,424,528 and $1,804,566, respectively. The decrease in cost of revenue for the nine months ended September 30, 2021 compared to September 30, 2020 was mainly due to a decrease in the commissions paid to service agents by $236,811. This decrease was driven by a lower commission fee during the nine months ended September 30, 2021 as discussed above. Such decrease was further contributed by a decrease in depreciation by $113,556 due to some of our computer equipment and trading systems having been fully depreciated and a decline in internet service charges by $32,588.

Gross Profit

Gross profit was $3,106,752 or 68.6% of the total revenue for the nine months ended September 30, 2021, compared to $1,741,350 or 49.1% of the total revenue for the nine months ended September 30, 2020. The increase in gross profit and margin was mainly due to the growth in listing fee revenue, management fee revenue and consultancy service fee revenue as well as a fall in depreciation of trading systems and commission paid to service agents.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2021 were $12,783,107, compared to $2,657,403 for the same period in 2020. The surge in general and administrative expense by $10,125,704 or 381% was attributed to a substantial increase in share-based compensation by $8,734,059. We granted 335,000 shares of our common stock to our independent directors, employees and consultants in April 2021 and 160,000 shares of our common stock to an independent consultant in July 2021 related to the private placement, an increase in consultancy fee by $612,237 due to a rise in service fee and engagement of additional consultants, an increase in legal and professional fees by $669,140 as a result of additional amounts paid to legal counsels, brokerage firms, investment specialists for the closing of private placement and review of agreements as well as fees paid to auditors for regulatory filing and annual filing, and others, $421,533 which chiefly a payment to an exhibition company which assisted us in locating the potential investors.

The following table sets forth the main components of the Company’s general and administrative expenses for the nine months ended September 30, 2021 and September 30, 2020.

	Nine Months Ended
	September 30,
	2021	% of Total	2020	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$749,133	5.9	$900,014	33.9
Legal and professional fees	1,123,575	8.8	454,435	17.1
Office, insurance and rental expenses	504,447	3.9	592,591	22.3
Consultancy fee	709,449	5.5	97,212	3.7
Non-deductible input VAT expense	147,406	1.2	213,758	8.0
Depreciation	74,991	0.6	92,802	3.5
Traveling and accommodation fees	58,071	0.5	46,148	1.7
Share Based Compensation Expense	8,765,467	68.6	31,408	1.2
Others	650,568	5.0	229,035	8.6
Total general and administrative expense	$12,783,107	100.0	$2,657,403	100.0

Other income

Other income for the nine months ended September 30, 2021 was $260,721 compared to $403,178 for the nine months ended September 30, 2020. The decrease in other income for the nine months ended September 30, 2021 is predominantly due to a decrease in foreign currency exchange gain by $78,485, arising from the depreciation of the Hong Kong dollar against the US dollar and decrease in sundry income by $74,560.  Takung Hong Kong received a subsidy out of Employment Support Scheme enacted by the government of Hong Kong Special Administrative Region in June and September 2020.  However, this subsidy scheme was no longer available during the nine months ended September 30, 2021.

Income tax expense

The Company’s effective tax rate varies due to the multiple jurisdictions in which it books its pretax income or losses. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate of 8.25% for the first HK$ 2 million (approximately $257,490) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $257,490) and PRC enterprise income tax rate of 25%.

The effective tax rates for the nine months ended September 30, 2021 and 2020 were (0.9)% and (11.9)%, respectively.

The income tax expense was $90,485 and $94,225 for the nine months ended September 30, 2021 and 2020, respectively. The income tax expense for the nine months ended September 30, 2021 included the recognition of deferred tax expense due to the utilization of the net operating loss of Takung Hong Kong. The income tax expense for the nine months ended September 30, 2020 was triggered by a recognition of uncertain tax position driven by the income tax examination of our subsidiary in Hong Kong. The effective tax rate for the nine months ended September 30, 2021 was lower than that for the same period in 2020 because we incurred a higher loss before income tax expense for the nine months ended September 30, 2021. Such loss was primarily caused by a higher share-based compensation incurred by Takung US as discussed aforementioned.

Net loss

We recorded a net loss for the nine months ended September 30, 2021 of $9,791,099 compared to net loss of $886,053 for the nine months ended September 30, 2020.

The substantial increase in the net loss by $8,905,046 during this current period compared to the same period in 2020 was predominantly generated by the higher share-based compensation for the nine months ended September 30, 2021 as discussed above.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Nine Months Ended
	September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$43,471,227	$(6,680,813)
Net cash used in investing activities	(111,771)	(19,961)
Net cash provided by financing activities	5,180,485	—
Effect of exchange rate change on cash, cash equivalents and restricted cash	(281,110)	122,268
Net increase (decrease) in cash, cash equivalents and restricted cash	48,258,831	(6,578,506)
Cash, cash equivalents and restricted cash, beginning balance	13,842,745	21,829,154
Cash, cash equivalents and restricted cash, ending balance	$62,101,576	$15,250,648

Sources of Liquidity

During the nine months ended September 30, 2021, net cash provided by operating activities totaled $43,471,227, which predominantly resulted from the receipt of customer deposits, $44,097,101, offset by prepayment of artwork storage fee, $248,817, operating lease payment, $61,665 and income tax payment, $95,345.  Net cash used in investing activities included purchase of furniture and computer equipment, $1,688, investment in cultural projects, $500,000, offset by a loan repayment from a third party, $389,917.  Net cash provided by financing activities for the nine months ended September 30, 2021 included proceeds from a private placement and exercise of stock options. The resulting change in cash for the period was an increase of $48,258,831. The cash balance at the beginning of the period was $13,842,745. The cash balance as of September 30, 2021 was $62,101,576.

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

As of September 30, 2021, the Company had $62,816,821 in total current liabilities, which included $1,073,795 in accrued expenses and other payables, $53,241,711 in customer deposits, $1,969,084 in short-term borrowings from a third party, $6,422,608 in amount due to a related party, $21,895 in advances from customers, $76,719 in operating lease liabilities and $11,009 in tax payables.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Kwok Leung Li and our Chief Financial Officer, Ms. Wing Yan Leung. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2021 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

10.1(1)	Form of the Securities Purchase Agreement
10.2(2)	Form of the Registration Rights Agreement
10.3(3)	Amendment to the Securities Purchase Agreement, dated August 21, 2021, by and between Takung Art Co., Ltd and Cultural Objects Provenance Holdings Limited
10.4(4)	Employment Agreement, dated September 30, 2021, by and between Takung Art Co., Ltd. and Leung Wing Yan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)	Incorporated by reference to the exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 13, 2021.
(2)	Incorporated by reference to the exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 13, 2021.
(3)	Incorporated by reference to the exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 15, 2021.
(4)	Incorporated by reference to the exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 30, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKUNG ART CO., LTD

Date: November 22, 2021	By:	/s/ Kwok Leung Li
Kwok Leung Li
Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Wing Yan Leung
Wing Yan Leung
Chief Financial Officer
(Principal Financial Officer)