Form 10-K
period 2021-12-31
Takung Art Co., Ltd
filed 2022-04-15
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _________________________

Commission file number 001-38036

TAKUNG ART CO., LTD

(Exact name of registrant as specified in its charter)

Delaware	26-4731758
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1325 Avenue of the Americas, Room 2740, 27th New York,	NY 10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +1 (332) 250-4207

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TKAT	NYSE American

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s second fiscal quarter, was approximately $107,272,460.

The number of shares of common stock, par value $0.001 outstanding as of April 13, 2022 is 24,611,263.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

References to “yuan” or “RMB” are to the Chinese yuan, the lawful currency of China, which is also known as the “Renminbi”.

References to “HK$” are to the Hong Kong dollars, the legal currency of Hong Kong.

Our reporting currency is U.S. Dollars. This Annual Report also contains translations of certain foreign currency amounts into U.S. dollars for the convenience of the reader. Unless otherwise stated, all translations of HK$ into U.S. dollars were made at HK$7.7996 and HK$7.7534 to US$1.00 and translations of Renminbi into U.S. dollars were made at RMB6.373 and RMB6.525 to US$1.00, the exchange rates set forth in the H.10 statistical release of the Federal Reserve Board on December 31, 2021 and December 31, 2020, respectively. We make no representation that the HK$, Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or could be converted into U.S. dollars, HK$ or Renminbi, as the case may be, at any particular rate or at all. As of March 31, 2022, the translations of HK$ and Renminbi into U.S. dollars were made at HK$7.7744 and RMB6.5696 to US$1.00, respectively.

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

ii

PART I

Item 1. Business

Overview

Takung Art Co., Ltd (the “Company”) is a holding company incorporated in the state of Delaware. Thought our subsidiaries, we currently operate an electronic online platform located at https://www.nftoeo.com/ for artists, art dealers and art investors to offer and trade in ownership over valuable artwork   in the form of non-fungible token or NFT. In addition, we also provide NFT consulting with respect to the strategic utilization of blockchain technology and NFT launch. Given our goal to create multiple potential revenue streams and continue to diverse the business model, we are also exploring NYF gaming business including sales of in-game characters NFTs and sales of membership packs.

Through Hong Kong Takung, the Company offers online listing and trading services that allow artists/art dealers/owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform. Our platform also invests in high-end and expensive artwork more accessible to ordinary people without substantial financial resources.

The Company, through its operating subsidiaries, generate revenue from services in connection with the offering and trading of artwork on its system, primarily consisting of listing fees, trading commissions, management fees, and consultancy service on the listing and trading of NFTs on our platform.

The Company is headquartered in New York, NY. Our principal executive office is located at 1325 Avenue of the Americas, Room 2740, 27th and 28th Floors. New York, NY 10019.

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

On July 28, 2015, Hong Kong Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Shanghai Takung assists in Hong Kong Takung’s operations by receiving deposits from and making payments to online artwork Traders in mainland China on behalf of Hong Kong Takung. On January 27, 2016, Hong Kong Takung incorporated a wholly owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) in the Tianjin Free Trade Zone (TJFTZ) in Tianjin, China with a registered capital of $1 million. Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China. On May 8, 2020, Shanghai Takung was deregistered and its operations were merged with Tianjin Takung in order to save administrative costs .

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

MQ (Tianjin) Enterprise Management Consulting Co., Ltd (“Tianjin MQ”) was incorporated in Tianjin, PRC on July 9, 2019 and is a directly wholly owned subsidiary of Hong Kong MQ. It was established as a limited liability company with a registered capital of $100,000 located in the Pilot Free Trade Zone in Tianjin. Tianjin MQ was expected to focus on exploring business opportunities. As a result of the Company’s effort in streamlining its operations, Tianjin MQ was deregistered on August 10, 2020.

NFT Digital Technology Limited (“NFT Digital”) was incorporated in Albany, New York on December 13, 2021 and is a wholly-owned subsidiary of Takung. This entity primarily provides administrative and technical supports for the development of NFT projects.

NFT Exchange Limited (“NFT Exchange”) was incorporated in Wyoming on January 7, 2022 and is a wholly owned by Takung. This entity facilitates the business and operation of the new NFT exchange market.

Metaverse Digital Payment Co., Limited (“Metaverse”) was formed in Hong Kong on January 27, 2022, and is wholly owned by NFT Exchange. This entity is engaged in digital payment service.

Recent Regulatory Developments

We are subject to certain legal and operational risks associated with our operations in China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and, as a result, these risks may result in material changes in the operations of our PRC subsidiaries, significant depreciation of the value of our common stock, or a complete hindrance of our ability to offer or continue to offer our securities to investors. As of the date of this Report, we have not applied for any permission or approval from any PRC governmental authority in connection with our offshore listing or offering and, as such, no such permission or approval has been granted or denied. For instance, we believe that we are currently not required to obtain any permission or approval from the China Securities Regulatory Commission, or the CSRC and the Cyberspace Administration of China, or the CAC, in the PRC to offer securities to foreign investors. However, there is no guarantee that this will continue to be the case in the future in relation to a follow-on offering or the continued listing of our securities on a U.S. securities exchange, or even in the event such permission or approval is required and obtained, it will not be subsequently revoked or rescinded. In the event that such approval is required in the future and we do not receive or maintain such approval, our shares of common stock may significantly decline in value or become worthless, and our ability to offer or continue to offer securities to investors may be significantly limited or completely hindered.

In addition, we are subject to risks and uncertainties of the interpretations and applications of PRC laws and regulations, including but not limited to, limitations on foreign ownership in our industry. We are also subject to the risks and uncertainties about any future actions of the PRC government. If any future actions of the PRC government result in a material change in our operations, the value of our shares of common stock may depreciate significantly or become worthless. See “Risk Factors — Risks Related to Doing Business in China — Uncertainties with respect to the PRC legal system could adversely affect us.”

Recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. As of the date of this Report, our Company and our PRC subsidiaries have not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor has any of them received any inquiry, notice or sanction. As of the date of this Report, we have not received any inquiry, notice, warning, or sanctions from the CSRC or any other PRC governmental authorities regarding the offering of our securities outside of the PRC. As of the date of this Report, there are currently no relevant laws or regulations in the PRC that prohibit companies whose entity interests are within the PRC from listing on overseas stock exchanges. In the event that an approval from Chinese authorities is required, if we do not receive or maintain required approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by Chinese regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our shares of common stock, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. In addition since these statements and regulatory actions are newly published, and official guidance and related implementation rules have not been issued, it is highly uncertain what the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and our ability to continue our listing on an U.S. exchange. See “Risk Factors — Risks Related to Doing Business in China — In light of recent events indicating greater oversight by the Cyberspace Administration of China, or CAC, over data security, particularly for companies seeking to list on a foreign exchange, we are subject to a variety of laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have a material and adverse effect on our business, our listing on NYSE American, financial condition, and results of operations.”

Due to the regulatory scrutiny by PRC governments on digital asset related business started in last quarter of 2021, the artwork unit trading platform operated by Tianjin Takung was suspended by the local authority. Management became aware of the suspension on or around November 8, 2021. The local authority indicated the suspension was to facilitate certain investigation although it did not announce the purpose of the investigation. The Company intends to fully cooperate with the local authority's investigation. As of the date of this report, there have been no further development in regards to this investigation.

Furthermore, pursuant to the Holding Foreign Companies Accountable Act, or the HFCAA, the Public Company Accounting Oversight Board, or the PCAOB, issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our auditor, WWC, P.C., the independent registered public accounting firm that issues the audit report included in this prospectus, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess WWC, P.C.’s compliance with applicable professional standards. WWC, P.C. is headquartered in San Mateo, California with no branches or offices outside the United States and has been inspected by the PCAOB on a regular basis. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021 relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong because of a position taken by one or more authorities in the PRC or Hong Kong, however, recent developments with respect to audits of China-based companies create uncertainty about the ability of our PRC subsidiaries to fully cooperate with WWC, P.C.’s audit without the approval of the Chinese authorities. In the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor, then such lack of inspection could cause trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act, and ultimately result in a determination by a securities exchange to delist our securities. A termination in the trading of our securities or any restriction on the trading in our securities would be expected to have a negative impact on us as well as on the value of our securities. See “Risk Factors — Risks Related to Doing Business in China — Although the audit report included in this prospectus is prepared by U.S. auditors who are currently inspected by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by auditors inspected by the PCAOB and, as such, in the future investors may be deprived of the benefits of such inspection. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (the “HFCA Act”) if the SEC subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely, and as a result, U.S. national securities exchanges, such as the Nasdaq, may determine to delist our securities. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.”

Dividend Policy and Cash Transfers

We intend to retain all of our available funds and any future earnings to fund the development and growth of our business. As such, we do not expect to pay any cash dividends in the foreseeable future. We are permitted under PRC laws and regulations to provide funding to our PRC subsidiaries only through loans or capital contributions, and only if we satisfy the applicable government registration and approval requirements.

Our PRC subsidiaries are permitted to pay dividends only out of their retained earnings. However, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year, after making up for previous year’s accumulated losses, if any, to fund certain statutory reserves, until the aggregate amount of such funds reaches 50% of registered capital. This portion of our PRC subsidiaries’ respective net assets are prohibited from being distributed to their shareholders as dividends. However, none of our PRC subsidiaries has made any dividends or distributions to our holding company or any U.S. investors as of the date of this Report. See “Risk Factors — Risks Related to Doing Business in China — We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiary in China to fund offshore cash and financing requirements.”

In addition, the PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders. See “Risk Factors — Risks Related to Doing Business in China — Restrictions on currency exchange may limit our ability to utilize our revenue effectively.”

A 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises. Any gain realized on the transfer of ordinary shares by such investors is also subject to PRC tax at a current rate of 10%, which in case of dividends will be withheld at source if such gain is regarded as income derived from sources within the PRC. See “Risk Factors — Risks Related to Doing Business in China — We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income..”

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

Our website https://www.nftoeo.com/ is an essential part of our trading platform.

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

Offering and trading of artwork on our platform involves a number of parties, namely, Original Owner, Offering Agent, and Traders.

●	An Original Owner is the original owner of the artwork to be offered and traded on our platform. Customarily, the Original Owner is also the artist or creator of the artwork although this is not always the case. The Original Owner must have good and marketable title to the artwork and have the right to dispose of the artwork.

●	An Offering Agent is an entity that is experienced with artwork or artwork investment and has a good reputation. The Offering Agent is engaged by the Original Owner to assist him or her with the offering and trading of artwork, such as preparation of listing application and assigning an investment value, research, organizing promotions and marketing activities, communicating with potential investors, etc.

●	A Trader is anyone who is 18 years or older or any entity that maintains a trading account with us through our electronic trading platform and participates in the trading of artwork units. Once a Trader acquires one or more units of an artwork, the Trader becomes a Co-Owner of that artwork. Presently, only residents of the People’s Republic of China, Australia, Malaysia, Mongolia, New Zealand, Russia, Singapore and Taiwan are eligible to become a Trader.

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

As of December 31, 2021, a total of 310 sets of artwork were listed for trade on the Platform —comprising 85 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $33,334,620 (HK$259,100,000); 35 pieces of jewelry with a total listing value of $9,384,103 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,987,662 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,222,265 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $669,008 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $334,504 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,093,571 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,326,952 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,655 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,094,780 (HK$8,509,400), of which 22%-48% (for 85 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

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

Qualification for Offering

We have quantified standards for artwork that is eligible for offering and trading in A-Tier on our platform. Except for the A-Tier standards, we do not have quantified standards for artwork that is eligible for offering and trading on our platform. However, we will generally require the artwork to meet the following qualifications:

●	Clearly-established ownership

●	Having certain economic and artistic value

●	Having an appraisal report from professional appraisers

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

Generally, an offering statement includes the following information:

●	Introduction of the artwork, including name, author, date of creation

●	Material facts on the offering, including type of artwork, total offering price, offering method, identity of Offering Agent, the number of artwork units offered, offering number, unit offering price, term of the offering, subscription period, minimum subscription amount, etc.

●	Offering details including subscription procedure, registration, etc.

●	Parties involved in the offering, including Offering Agent, appraisal firm, insurer, custodian

●	Appendices generally include related material documents such as appraisal report

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

If the total subscribed units exceed the Offering Percentage but are less than the total offered amount, then the Offering Agent is obliged to purchase the remaining units on the same offering terms or if no Offering Agent is engaged, the Original Owner shall retain the remaining units. In the former, the Offering Agent is required to link its bank accounts in PRC with its trading account with us to ensure that it has sufficient funds to purchase any remaining unsold units. The Original Owner and/or the Offering Agent shall pay us a one-time offering fee and a listing deposit. The offering fee is determined based on many factors, such as the type of artwork and the offering size. We generally charge approximately 22.5-48.5% of the total offering price for calligraphies, paintings, jewelry, ambers, precious stones, antique mammoth ivory carving, porcelain pastel paintings and porcelain, which are the major types of artwork listed and traded on our system as of December 31, 2020 and 2021. The listing fee is earned when the units for the artwork are successfully subscribed for and trades on our platform.

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

As of December 31, 2021, there were a total of 310 pieces of artworks, including 85 sets of paintings and calligraphies, 35 pieces of jewelry, 134 pieces of precious stones, 29 pieces of amber, 4 pieces of antique mammoth ivory carving, 2 pieces of porcelain pastel paintings, 7 pieces of porcelain, 6 sets of Unit+ products, 1 piece of Yixing collectable and 7 pieces of sports memorabilia successfully listed and trading on our system.

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

The listed artwork is also required to be stored at qualified facilities. The storage companies we select are experienced with artwork storage and transportation. Specifically, the storage facility should meet the following requirements:

●	Has warehouses with constant temperature and humidity in different locations;

●	Has 24-hour video surveillance and infrared burglar alarm system;

●	Has professional artwork transportation equipment; and

●	Has security personnel.

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

Traders purchase and sell artwork units listed on our system through a client-end terminal – trading software. The software is available for download from our website at https://www.nftoeo.com/ and every Trader may commence trading in artwork units once he opens a trading account with us and has funded this account as described above. Each Trader is required to sign a Trading Agreement and abide by a Co-Owner Agreement. The aggregate number of units allowed to be traded per day by a Trader shall not exceed 5% of the total offered artwork units.

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

Trading Halt

We may halt the trading of a listed artwork upon occurrence of the following conditions:

●	Occurrence of irregular trading activities;

●	10% or more of a listed artwork is involved in legal proceeding and has been frozen by relevant authorities;

●	Release of information in public media that may materially affect or have affected the trading price of the artwork;

●	The artwork is the subject of a legal proceeding regarding ownership;

●	Upon application by all the Co-Owners to change the terms of Co-Owner Agreement or arrangements regarding transportation, storage, insurance or exhibition of the artwork;

●	The artwork is involved in illegal transactions; and

●	Other circumstances that would make the listing unfit in our discretion.

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

An artwork may also be delisted due to the following reasons:

●	The artwork was lost in a theft or robbery;

●	The artwork was irreparably damaged;

●	The artwork was adjudicated to be owned by a person other than the Original Owner; and

●	Other circumstances which we deem would render the listing unfit.

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

We monitor and regulate the conduct of Traders on a daily basis through our real time monitoring system. If there are irregular trading activities that may affect the trading price and volume of artwork units, we will seek clarification from the Trader(s) by sending inquiries and notices, and conducting interviews, etc. If there is any violation of our trading rules, we may take the following actions:

●	issue oral or written warnings;

●	request the Trader to submit written commitment;

●	issue a reprimand;

●	impose a fine;

●	suspend or limit trading activities; and

●	revoke the qualifications of the Trader.

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

Employees

As of March 31, 2022, we had 7 full-time employees, 6 employees who are based in Hong Kong. Mr Kwok Leung (Paul) Li is our Chief Executive Officer. As for the other 7 employees, 1 are from the Business Development department, 1 are from Human Resources and Administration department, 1 is from Customer Service department, 1 is from the Legal department, 3 are from the Accounting and Finance Team.

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

The Act has significantly modified the U.S. international business tax regime, essentially transforming the framework by which U.S. and non-U.S. headquartered businesses are taxed. The significant changes consist of:

●	A partial participation exemption system for profits derived by US-based multinationals from foreign subsidiaries, eliminating the friction of a US tax upon repatriation of overseas profits

●	A minimum tax on foreign earnings of US-based multinationals with foreign subsidiaries

●	A base erosion tax on transactions between US and non-US affiliated corporations, in structures involving US and non-US headquartered groups

●	A one-time tax on the estimated US$2-3 trillion of overseas earnings accumulated by US-based multinationals, payable over eight years, and thus allowing those profits to be repatriated without further US tax

●	Several other changes across the US international tax regime addressing the source of income, FTCs, deductibility of payments, and other issues, including ownership and transfers of intangible property (Global Intangible Low-Taxed Income or GILTI).

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

The Sale of Goods Ordinance (“SGO”) provides that goods for sale must be:

●	Of merchantable (satisfactory) quality. Goods must meet the standard that a reasonable person would regard as satisfactory, taking account of any description of the goods, the price and all other relevant circumstances. The quality of goods includes their appearance and finish, their safety and their durability. Goods must be free from defects, even minor ones, except where these defects have been brought to your attention by the seller (section 16 of SGO);

●	Fit for their purposes (section 16 of SGO);

●	As described on the package or a display sign, or by the seller (section 15 of SGO); and

●	Correspond with the sample (section 17 of SGO).

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

Fair Trading

The Trade Descriptions (Unfair Trade Practices) (Amendment) Ordinance 2012 (“Amendment Ordinance”) came into effect on July 19, 2013 and amended the Trade Descriptions Ordinance by prohibiting specified unfair trade practices that may be deployed against customers and strengthen the enforcement mechanism. The Customs and Excise Department is the principal enforcement agency under the Trade Descriptions Ordinance. Concurrent jurisdiction is conferred on the Office of the Communications Authority (“HKCA”) to enforce the new fair trading sections. The key amendments include:

●	the expansion of the definition of trade descriptions in relation to goods, as well as the extension of the scope to cover services;

●	the creation of new criminal offences on unfair trade practices, namely misleading omissions, aggressive commercial practices, bait advertising, bait-and-switch and wrongly accepting payment;

●	the introduction of a compliance-based mechanism under which civil enforcement options, namely the acceptance of undertaking from Traders and the seeking of injunction from the court where necessary, can be drawn on to promote compliance with the new fair trading sections introduced by the Amendment Ordinance; and

●	the creation of a new private right of action for damages to facilitate consumer redress.

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

●	Paid annual leave.

●	Paid sick leave.

●	Paid maternity leave.

Subject to limited exceptions, the EO applies to all employees working in Hong Kong, regardless of their nationality. Observing the terms of the EO is generally considered to be mandatory, although it is not specifically expressed to be an overriding statute.

Other mandatory laws that are likely to apply to the employment relationship with our employees include:

●	Personal Data (Privacy) Ordinance (PDPO). This ordinance regulates an employer’s collection or surveillance, use and disclosure of an employee’s personal data (including personal data contained in e-mails and phone calls).

●	Mandatory Provident Fund Schemes Ordinance (MPFSO). Subject to very limited exceptions, this ordinance requires employers in Hong Kong to enroll employees in a Mandatory Provident Fund (MPF) Scheme (that is, a retirement scheme), to which the employer and employee must make certain contributions. Foreign nationals are exempt if they are posted in Hong Kong to work for a period not exceeding 13 months or belong to a retirement scheme outside of Hong Kong. In certain cases, a Hong Kong national working outside of Hong Kong may still be subject to this ordinance if the employment has sufficient connection with Hong Kong.

●	Occupational Safety and Health Ordinance (OSHO). This ordinance imposes a duty on all employers, as far as is reasonably practical, to ensure the safety and health in the workplace of its employees. The OSHO covers most industrial and non-industrial workplaces in Hong Kong.

●	Employees’ Compensation Ordinance (ECO). If an employee suffers injury arising out of and in the course of employment in Hong Kong (or overseas, if the travel is authorized by the employer), the employer is usually liable to compensate the employee under the ECO. Eligible family members of an employee killed in an accident at work can also be entitled to compensation. If an employer carries on business in Hong Kong, its employees are protected under the ordinance. (An employee can work outside Hong Kong but his employment contract must have been entered into in Hong Kong.) All employers must maintain valid employees’ compensation insurance policies to cover their liabilities under the ordinance and at common law.

●	Companies Ordinance. Protects employees of a Hong Kong company (including a Hong Kong subsidiary of a foreign company) in relation to wages and other entitlements if the company is wound up. The employees become preferential creditors in the winding-up.

●	Sex Discrimination Ordinance (SDO), Disability Discrimination Ordinance (DDO), Family Status Discrimination Ordinance (FSDO) and Race Discrimination Ordinance (RDO). All legislate against various forms of discrimination.

●	Basic Law and the Hong Kong Bill of Rights Ordinance. These safeguard certain rights of individuals, although they have limited application in the context of employment law.

●	Labour Tribunal Ordinance. This ordinance empowers the Labour Tribunal to hear and resolve disputes relating to employment contracts as well as alleged breaches of the EO. It potentially covers disputes involving foreign nationals or Hong Kong residents working abroad.

●	Prevention of Bribery Ordinance (POBO). The POBO applies to employees, particularly to those who receive or solicit bribes from third parties (for example, an employee who receives bribes from a supplier of goods in return for placing orders with that supplier). In some cases, employees may also be subject to anti-corruption legislation in other jurisdictions.

PRC Regulations

Although we currently no longer have any operation in the PRC, we may still be subject to certain PRC regulations as a result of our historical operations in the PRC.

Regulations on Digital Currency

On September 21, 2021, China’s central bank has announced that all transactions of digital currencies were suspended. However, under “One Country, Two Systems”, Hong Kong is part of China but retains its own systems. The Basic Law - Hong Kong’s constitutional document – gives legal effect to the “One Country, Two Systems” policy. As a result, Hong Kong is not bound by the regulation of China's central bank.

Currently there is no specific legislation aimed at restricting cryptocurrencies in Hong Kong, but the SFC regulates anyone involved in trading of cryptocurrencies that fall within the SFO definition of either “securities” or “futures contracts” by requiring them to be licensed. In the most recent development, the Hong Kong government has announced plans to close — within this year or next — the legal loopholes that have allowed most crypto exchanges to operate without restrictions, making licensing mandatory and restricting crypto trading to professional investors.

Although China is highly promoting digital currency, it is only referring to the DCEP (Digital Currency Electronical Payment). There are currently no existing laws regulating DCEP, although the expectation is that China will formulate standards and guidelines for DCEP soon. Early in 2016, the then governor of People’s Bank of China announced plans for China to issue a digital RMB. However, cryptocurrencies of any kind are currently still banned by the government. In recent years, the government has encouraged the NFT, which has to be related with art, music and digital collections, digital economy is a highly developing topic.

Regulations on Foreign Investment

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalog of Industries for Foreign Investment, or the Catalog, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. Industries listed in the Catalogue are divided into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally deemed as constituting a fourth “permitted” category. Establishment of wholly foreign-owned enterprises is generally allowed in the encouraged and permitted industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. In addition, restricted category projects are subject to higher-level government approvals. Foreign investors are not allowed to invest in industries in the prohibited category. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations. We conduct business operations that are restricted to foreign investment through our PRC consolidated affiliated entities.

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

Hong Kong Takung

●	Certificate of Incorporation (No. 18013848) issued by Hong Kong Special Administrative Region, Registrar of Companies on September 17, 2012.

●	Business Registration Certificate for the year commencing September 17, 2020 to September 16, 2021.

Tianjin Takung

●	Business License (Registration No. 91120118MA07H4322R) issued by Tianjin Pilot Free Trade Zone Market and Quality Supervisory Administration valid from January 27, 2016 through January 26, 2046.

Hong Kong MQ

●	Certificate of Incorporation (No. 2770404) issued by Hong Kong Special Administrative Region, Registrar of Companies on November 27, 2018.

●	Business Registration Certificate for the year commencing November 27, 2019 to November 26, 2020.

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

Set forth below is a detailed description of our trademarks registered by our subsidiary Hong Kong Takung as of March 31, 2021:

		Trademark
Country/Area	Trademark	number	Classes	Status
Hong Kong		303101679	14, 16, 35, 36, 42	Registered on August 14, 2014. Effective until August 13, 2024.

Macau		N/090131 N/090132	14 16	Registered on February 26, 2015.
		N/090133	35	Effective until February 26, 2022.
		N/090134	36
		N/090135	42

United States		86372887 4983954	14 16	Registered on July 11, 2017 Effective until July 10, 2027
		4983955	35	Registered on June 21, 2016
		4983956	36	Effective until June 20, 2026
		4983957	41

Mainland China		15247645 15247714	36 42	Registered on December 14, 2015. Effective until December 13, 2025.

Set forth below is a detailed description of our registered domain names.

Domain name	Registrant	Registration date	Expiry date
takungae.com.hk	Hong Kong Takung	June 28, 2013	June 28, 2021
takungae.com	Tianjin Takung	June 19, 2013	June 19, 2021
takungae.net	Hong Kong Takung	June 19, 2013	June 19, 2021
takungonline.com.hk	Hong Kong Takung	August 4, 2015	August 4, 2022
takungunit.com.hk	Hong Kong Takung	August 4, 2015	August 4, 2022
takungonline.com	Tianjin Takung	August 4, 2015	August 4, 2022
takungunit.com	Hong Kong Takung	August 4, 2015	August 4, 2022
takung-tj.com	Tianjin Takung	March 21, 2018	March 21, 2023
taking-sh.com	Tianjin Takung	October 9, 2016	October 9, 2021
takungsports.com	Hong Kong Takung	November 27, 2017	November 27, 2022
takungcalssic.com	Hong Kong Takung	January 25, 2018	January 25, 2023
takungcc.com	Hong Kong Takung	January 25, 2018	January 25, 2023

We own our trading system and related software.

The Impacts of COVID-19

While the ongoing coronavirus pandemic is spreading throughout the world, our operations have fully resumed in March 2020. Overall, we had additional pieces of artwork listed, involved a higher number trading transaction volume initiated by VIP traders during the year ended December 31, 2021. We introduced consulting services related to NFT and started establishing our NFT business since the third quarter of 2021. Although we do not expect that the virus will have a material adverse effect on our business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of the global situation of COVID-19. The Company continues to monitor and assess the evolving situation closely to evaluate its potential exposure.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We are transitioning our business from PRC based business to internationally operated with a focus in U.S. Our business plan is at its early stage of development.

Starting from summer of 2021, we started to expand our business to provide block chain based consulting services to the companies engaged in releasing NFT and related businesses. In late, the artwork unit trading platform operated by Tianjin Takung was suspended by the local authority as a result of the regulatory scrutiny by PRC governments on digital asset related business started. Since beginning of 2022, we made strategic decision to diversify our revenue stream while focusing on utilizing NFT related technologies. We are currently in an early development stage and may be subject to growth-related risks.

Although our management believes that our current business strategy has significant potential, our Company may never attain profitable operations and our management may not succeed in realizing its business objectives. If it is not able to execute our business strategy as anticipated, the Company may not be able to achieve profitability, and our business and financial condition may be adversely affected.

Our consolidated financial statements may be materially and adversely affected by the deconsolidation of Tianjin Takung

Due to the deconsolidation of Tianjin Takung, the ending balance of our restricted cash totaling $52,215,458 and $9,144,610 as of December 31, 2021 and 2020, respectively, was not included in our consolidated financial statements and was reclassified to current assets – a deconsolidated entity. During 2021, we recorded $16.3 million in asset impairments due to the deconsolidation of Tianjin Takung as a result of the loss of control in this entity.

The loss of control of Tianjin Takung would have a material adverse impact on our financial position and operating results. In addition, we could be exposed to claims made by shareholders due to the loss of control of Tianjin Takung or claims by the PRC customers for the return of their deposits from Tianjin Takung‘s restricted cash accounts. Any claims against Hong Kong Takung, though it is a limited company, that are ultimately successful, could have a material adverse effect on the Company’s financial position, operating results and cash holdings unless Hong Kong Takung is disposed or wound down.

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

Our business operations have been and may continue to be materially and adversely affected by the coronavirus pandemic(COVID-19).

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

Our revenues and workforce are concentrated in China (including Hong Kong). To date, this pandemic and preventive measures taken to contain or mitigate the pandemic have caused, and may continue to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both in China and globally. These events have led to and could continue to materially impact our business and results of operations. The negative impacts of the COVID-19 outbreak on our business have included:

●	the uncertain economic conditions may refrain the traders from their investment activities on our trading platform;

●	quarantines impeded our ability to recruit new service agents and traders. Travel restrictions limited other parties’ ability to visit and meet us in person. Although most communication could be achieved via video calls, this form of remote communication may be less effective in building trust and engaging new agents and traders.

●	the operations of our existing authorized agents and service agents have been and could continue to be negatively impacted by the epidemic, which may in turn adversely impact the listing and trading transactions on our platform or result in loss of customers or disruption to our operations.

We continue to monitor the latest developments regarding the pandemic. While we do not expect that the pandemic will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and effectiveness of the actions that may be taken by governmental authorities.

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

Our recently launched NFT platform may not be successful and may expose us to legal, regulatory, and other risks. Given the nascent and evolving nature of cryptocurrencies, NFTs, and our NFT platform, we may unable to accurately anticipate or adequately address such risks or the potential impact of such risks. The occurrence of any such risks could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects.

In July 2021, the Company appointed Mr. Kwok Leung Li as the CEO to lead the new direction with three initiatives to develop blockchain and NFT related businesses, including consultancy service, NFT marketplace and blockchain-based online games. NFTs are digital assets recorded on a blockchain ledger for verification of authenticity and ownership of a unique digital asset, such as artwork. Given the increased scrutiny of digital assets as well as cryptocurrencies for regulatory and anti-money laundering purposes, it is possible that the United States and other jurisdictions will engage in increased scrutiny and regulation of NFTs and our business. While NFTs and cryptocurrencies are similar in that both are based on blockchain technology, unlike cryptocurrency units, which are fungible, NFTs have unique identification codes and represent content on the blockchain. The record of ownership of the NFT, which establishes authenticity and may also carry other rights, cannot be duplicated. As NFTs are a relatively new and emerging type of digital asset, the regulatory, commercial, and legal framework governing NFTs (as well as cryptocurrencies) is likely to evolve both in the United States and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, privacy and cybersecurity, fraud, anti-money laundering, sanctions, and currency, commodity, and securities law implications.

For example, NFTs raise various intellectual property law considerations, including adequacy and scope of assignment, licensing, transfer, copyright, and other right of use issues. The creator of an NFT will often have all rights to the content of the NFT and can determine what rights to assign to a buyer, such as the right to display, modify, or copy the content. To the extent we are directly or indirectly involved in a dispute between creators and buyers on our NFT trading platform, it could materially and adversely affect the success of our NFT platform and harm our business and reputation. NFTs, and our NFT platform, may also be an attractive target for cybersecurity attacks. For example, a perpetrator could seek to obtain the private key associated with a digital wallet holding an NFT to access and sell the NFT without valid authorization, and the owner of the NFT may have limited recourse due to the nature of blockchain transactions and of cybercrimes generally. NFT marketplaces, including our NFT platform, may also be vulnerable to attacks where an unauthorized party acquires the necessary credentials to access user accounts. The safeguards we have implemented or may implement in the future to protect against cybersecurity threats may be insufficient. If our NFT platform were to experience any cyberattacks, it could negatively impact our reputation and market acceptance of our platform.

NFTs, and our NFT platform, may also be subject to regulations of the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury and the Bank Secrecy Act. Further, the Office of Foreign Assets Controls (“OFAC”) has signaled sanctions could apply to digital transactions and has pursued enforcement actions involving cryptocurrencies and digital asset accounts. The nature of many NFT transactions also involve circumstances which present higher risks for potential violations, such as anonymity, subjective valuation, use of intermediaries, lack of transparency, and decentralization associated with blockchain technology. In addition, the Commodity Futures Trading Commission has stated that cryptocurrencies, with which NFTs have some similarities, fall within the definition of “commodities.” If NFTs were deemed to be a commodity, NFT transactions could be subject to prohibitions on deceptive and manipulative trading or restrictions on manner of trading (e.g., on a registered derivatives exchange), depending on how the transaction is conducted. Moreover, if NFTs were deemed to be a “security,” it could raise federal and state securities law implications, including exemption or registration requirements for marketplaces for NFT transactions, sellers of NFTs, and the NFT transactions themselves, as well as liability issues, such as insider trading or material omissions or misstatements, among others. NFT transactions may also be subject to laws governing virtual currency or money transmission. For example, New York has legislation regarding the operation of virtual currency businesses. NFT transactions also raise issues regarding compliance with laws of foreign jurisdictions, many of which present complex compliance issues and may conflict with one another. Our launch and operation of our NFT platform expose us to the foregoing risks, among others, any of which could materially and adversely affect the success of our NFT platform and harm our business, financial condition, results of operations, reputation, and prospects.

As the market for NFTs is relatively nascent, it is difficult to predict how the legal and regulatory framework around NFTs will develop and how such developments will impact our business and our NFT platform. Further, market acceptance of NFTs is uncertain as buyers may be unfamiliar or uncomfortable with digital assets generally, how to transact in digital assets, or how to assess the value of NFTs. The launch of our NFT platform also subjects us to risks similar to those associated with any new platform offering, including, but not limited to, our ability to accurately anticipate market demand and acceptance, our ability to successfully launch our new NFT platform offering, creator and buyer acceptance, technical issues with the operation of our new NFT platform, and legal and regulatory risks as discussed above. We believe these risks may be heightened with respect to our NFT platform, as NFTs are still considered a relatively novel concept. If we fail to accurately anticipate or manage the risks associated with our NFT platform or with our facilitation of cryptocurrency transactions, or if we directly or indirectly become subject to disputes, liability, or other legal or regulatory issues in connection with our NFT platform or cryptocurrency transactions, our NFT platform may not be successful and our business, financial condition, results of operations, reputation, and prospects could be materially harmed.

Our facilitation of transaction in digital works on our NFT platform exposes us to risks under U.S. and foreign tax laws.

Although under U.S. federal tax laws, cryptocurrencies are currently considered property versus currency, we are obligated to report transactions involving cryptocurrencies in U.S. dollars and must determine their fair market value on each transaction date. The U.S. federal taxing authorities have issued limited guidance on cryptocurrency transactions. The current guidance treats the use of cryptocurrency to purchase a NFT as a taxable disposition of the cryptocurrency, which subjects the holder to taxable gain that such holder must report for federal and state tax purposes. Similarly, a seller of a NFT is subject to tax on the sale of the NFT. Congress is currently proposing legislation that could require us to report such transactions to the IRS. Our failure to accurately record or report the cryptocurrency and NFT sales transacted through our NFT platform, or held by us, would expose us to adverse tax consequences, penalties, and interest. Moreover, the IRS, in connection with audits of cryptocurrency exchanges, has successfully sued to obtain account holder transaction and tax information. The applicability of tax laws in the United States and foreign jurisdictions with respect to cryptocurrency and NFTs will continue to evolve. This uncertainty increases the risk of non-compliance with tax laws, which in turn could result in adverse tax consequences, penalties, investigations or audits, litigation, account holder lawsuits, or the need to revise or restate our financial statements and associated consequences therewith, among other things. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects.

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

Any significant growth in the market for our services or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of the date of this Annual Report, we have 8 full time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the market price of our securities. Operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on comparisons of results of operations as an indication of future performance. As result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

●	vulnerability of our business to a general economic downturn in Hong Kong and mainland China;

●	fluctuation and unpredictability of the prices of the products we sell;

●	changes in the laws and regulations of Hong Kong and mainland China that affect our operations; and

●	our ability to obtain necessary government certifications and/or licenses to conduct our business.

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

Since 2016, we enhanced our internal controls over financial reporting by making the following changes: (i) we established a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement, (ii) we set up a key monitoring mechanism including independent directors and audit committee to oversee and monitor our risk management, business strategies and financial reporting procedure, (iii) we have a Chief Financial Officer with SEC and US GAAP expertise and (iv) we have strengthened our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function. We conducted out an evaluation using the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission with the participation of our management, including Kwok Leung Paul Li, the Company’s Chief Executive Officer and Jianguang Qian, the Company’s Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  However, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Accordingly, if in spite of such changes and improvements, our internal controls are still ineffective in our ability to accurately and timely report our financial results in accordance with U.S. GAAP, this could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. This, in turn, could result in a material adverse impact on us and undermine investor confidence in us and the market price of our equities could decline significantly.

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

Recently, the US economy has experienced high rates of inflation. High inflation may in the future cause US governments to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in US, and thereby harm the market for our services.

The Company’s requirements could exceed the amount of time or level of experience that our officer and directors may have.

Our success largely depends on the continuing services of our chief executive officer, Kwok Leung Paul Li, our co-Chief Executive Officer, Kuangtao Wang, our chief financial officer, Jianguang Qian, and our directors, Xiaoyu Zhang, Tak Ching (Anthony) Poon and Ronggang (Jonanthan) Zhang. Our continued success, also, depends on our ability to attract and retain qualified personnel. We believe that Messrs. Li, Wang, Qian, Zhang, Poon and Zhang possess valuable business development and marketing knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of their services could have an adverse effect on our business, results of operations and financial condition as our potential future revenues.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) which includes significant changes to the U.S. corporate income tax system and U.S. international tax regime. The effect of the international provisions of the Tax Act resulted in a one-time deemed repatriation tax on unremitted foreign earnings and profits (a “transition tax”), a minimum tax on foreign earnings of U.S.-based multinationals with foreign subsidiaries, a base erosion tax on transactions between U.S. and non-U.S. affiliated corporations, in structures involving U.S. and non-US headquartered groups, a partial participation exemption for dividends from foreign subsidiaries and several other changes across the U.S. international tax provisions addressing the source of income, FTCs, deductibility of payments and other issues, including ownership and transfers of intangible property (Global Intangible Low-Taxed Income or GILTI).

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

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. During December 31, 2021 and 2020, we recognized $154,387 and nil, respectively, in provision for doubtful accounts. Due to the difficulty in assessing future trends, we could be required to further increase our provisions for doubtful accounts. As our accounts receivable age and become uncollectible our cash flow and results of operations are negatively impacted.

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

As one of the conditions for the handover of the sovereignty of Hong Kong to China, China had to accept some conditions such as Hong Kong’s Basic Law before its return. The Basic Law ensured Hong Kong will retain its own currency (the Hong Kong Dollar), legal system, parliamentary system and people’s rights and freedom for fifty years from 1997. This agreement had given Hong Kong the freedom to function in a high degree of autonomy. The Special Administrative Region (“SAR”) of Hong Kong is responsible for its own domestic affairs including, but not limited to, the judiciary and courts of last resort, immigration and customs, public finance, currencies and extradition. Hong Kong continues using the English common law system.

Some international observers and human rights organizations have expressed doubts about the future of the relative political freedoms enjoyed in Hong Kong, and about the PRC’s pledge to allow a high degree of autonomy in Hong Kong. They considered, for example, that the proposals in Article 23 of the Basic Law in 2003 (which was withdrawn due to mass opposition) might have undermined autonomy. On June 10, 2014, Beijing released a new report asserting its authority over the territory. This ignited criticism from many people in Hong Kong, who said that the Communist leadership was reneging on its pledges to abide by the “one country, two systems” policy that allows for a democratic, autonomous Hong Kong under Beijing’s rule.

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

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

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

Because some of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.

Some of our operations are conducted in China, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development;

●	Result in negative publicity or increase our operating costs;

●	Require significant management time and attention;

●	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our common stock.

If the Chinese government were to impose new requirements for approval from the PRC Authorities to issue our shares of common stock to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

As of the date of this prospectus, we and our PRC subsidiaries, (1) are not required to obtain permissions from any PRC authorities to operate or issue our shares of common stock to foreign investors, (2) are not subject to permission requirements from the CSRC, CAC or any other entity that is required to approve of our PRC subsidiaries’ operations, and (3) have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiaries, will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded.  We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings, including this offering. As of the date of this prospectus, we have not received any inquiry, notice, warning, sanctions or regulatory objection to this offering from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. According to the Administration Provision and the Measures (Draft for Comments), only new initial public offerings and refinancing by existent overseas listed Chinese companies will be required to go through the filing process with PRC administrations; other existent overseas listed companies will be allowed sufficient transition period to complete their filing procedure, which means if we complete the offering prior to the effectiveness of Administration Provisions and Measures, we will certainly go through the filing process in the future, perhaps because of refinancing or given by sufficient transition period to complete filing procedure as an existent overseas listed Chinese company. However, it is uncertain when the Administration Provision and the Measures will take effect or if they will take effect as currently drafted. If it is determined in the future that the approval of the CSRC, the CAC or any other regulatory authority is required for this offering, we may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from this offering into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities. The CSRC, the CAC, or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt this offering before settlement and delivery of our shares of common stock. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for this offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

In light of recent events indicating greater oversight by the Cyberspace Administration of China, or CAC, over data security, particularly for companies seeking to list on a foreign exchange, we are subject to a variety of laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have a material and adverse effect on our business, our listing on NYSE American, financial condition, and results of operations.

We are subject relating various risks and costs associated with to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. This data is wide ranging and relates to our investors, users, and other counterparties and third parties. Our compliance obligations include those relating to the relevant PRC laws in this regard. These PRC laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries in China, and among us, our subsidiaries in China, and other parties with which we have commercial relations. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the CAC. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear. On December 28, 2021, the CAC and other relevant PRC governmental authorities jointly promulgated the Cybersecurity Review Measures (the “new Cybersecurity Review Measures”) to replace the original Cybersecurity Review Measures. The new Cybersecurity Review Measures took effect on February 15, 2022. Pursuant to the new Cybersecurity Review Measures, if critical information infrastructure operators purchase network products and services, or network platform operators conduct data processing activities that affect or may affect national security, they will be subject to cybersecurity review. A network platform operator holding more than one million users/users’ individual information also shall be subject to cybersecurity review before listing abroad. The cybersecurity review will evaluate, among others, the risk of critical information infrastructure, core data, important data, or a large amount of personal information being influenced, controlled or maliciously used by foreign governments and risk of network data security after going public overseas. As advised by our PRC counsel, we are not subject to cybersecurity review, because: (i) we do not collect or maintain personal information in our business operations and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, we currently do not have over one million users’ personal information and do not anticipate to collect over one million users’ personal information in the foreseeable future. If we ever became subject to the cybersecurity review of CAC in the future as the applicable rules, regulations, policies or the interpretation thereof change, during such review, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review could also result in negative publicity with respect to our company and diversion of our managerial and financial resources.

Furthermore, if we were found to be in violation of applicable laws and regulations in China during such review, we could be subject to administrative penalties, such as warnings, fines, or service suspension. Therefore, cybersecurity review could materially and adversely affect our business, financial condition, and results of operations.

In addition, the PRC Data Security Law, which was promulgated by the Standing Committee of the National People’s Congress on June 10, 2021 and took effect on September 1, 2021, requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security. As the Data Security Law was recently promulgated, we may be required to make further adjustments to our business practices to comply with this law. If our data processing activities were found to be not in compliance with this law, we could be ordered to make ‘corrections, and under certain serious circumstances, such as severe data divulgence, we could be subject to penalties, including the revocation of our business licenses or other permits. Furthermore, the recently issued Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law require (i) speeding up the revision of the provisions on strengthening the confidentiality and archives management relating to overseas issuance and listing of securities and (ii) improving the laws and regulations relating to data security, cross-border data flow, and management of confidential information. As there remain uncertainties regarding the further interpretation and implementation of those laws and regulations, we cannot assure you that we will be compliant such new regulations in all respects, and we may be ordered to rectify and terminate any actions that are deemed illegal by the regulatory authorities and become subject to fines and other sanctions. As a result, we may be required to suspend our relevant businesses, shut down our website, take down our operating applications, or face other penalties, which may materially and adversely affect our business, financial condition, and results of operations.

On August 20, 2021, the Standing Committee of the National People’s Congress of China promulgated the Personal Information Protection Law of the PRC, or the PIPL, which took effect in November 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the PIPL provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court. As uncertainties remain regarding the interpretation and implementation of the PIPL, we cannot assure you that we will comply with the PIPL in all respects, we may become subject to fines and/or other penalties which may have material adverse effect on our business, operations and financial condition.

While we take measures to comply with all applicable data privacy and protection laws and regulations, we cannot guarantee the effectiveness of the measures undertaken by us. However, compliance with any additional laws could be expensive, and may place restrictions on our business operations and the manner in which we interact with our users. In addition, any failure to comply with applicable cybersecurity, privacy, and data protection laws and regulations could result in proceedings against us by government authorities or others, including notification for rectification, confiscation of illegal earnings, fines, or other penalties and legal liabilities against us, which could materially and adversely affect our business, financial condition, results of operations and the value of our common stock. In addition, any negative publicity on our website or platform’s safety or privacy protection mechanism and policy could harm our public image and reputation and materially and adversely affect our business, financial condition, and results of operations.

Although the audit report included in this prospectus is prepared by U.S. auditors who are currently inspected by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by auditors inspected by the PCAOB and, as such, in the future investors may be deprived of the benefits of such inspection. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (the “HFCA Act”) if the SEC subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely, and as a result, U.S. national securities exchanges, such as NYSE American, may determine to delist our securities. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

As an auditor of companies that are registered with the SEC and publicly traded in the United States and a firm registered with the PCAOB, our auditor is required under the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards.

Although we operate through our subsidiaries substantially in mainland China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese government authorities, our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this prospectus, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Inspections of other auditors conducted by the PCAOB outside mainland China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in mainland China prevents the PCAOB from regularly evaluating auditors’ audits and their quality control procedures. As a result, if there is any component of our auditor’s work papers become located in mainland China in the future, such work papers will not be subject to inspection by the PCAOB. As a result, investors would be deprived of such PCAOB inspections, which could result in limitations or restrictions to our access of the U.S. capital markets.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular mainland China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress which, if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (“EQUITABLE”) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as NYSE American of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, there have been recent deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (the “HFCA Act”), which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The U.S. House of Representatives passed the HFCA Act on December 2, 2020, and the HFCA Act was signed into law on December 18, 2020. Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in China-based issuers and summarizing enhanced disclosures the SEC recommends China-based issuers make regarding such risks. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year (as defined in the interim final rules) under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above. Under the HFCA Act, our securities may be prohibited from trading on NYSE American or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“HFCAA”), which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. The Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the PRC, and (2) Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our auditor, WWC, P.C. is headquartered in San Mateo, California, not mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination. Therefore, our auditor is not currently subject to the determinations announced by the PCAOB on December 16, 2021, and it is currently subject to PCAOB inspections.

While our auditor is based in the U.S. and is registered with PCAOB and has been inspected by the PCAOB on a regular basis, in the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the our securities to be prohibited under the Holding Foreign Companies Accountable Act, and ultimately result in a determination by a securities exchange to delist the our securities. In addition, the recent developments would add uncertainties to our listing and we cannot assure you whether NYSE American or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what the SEC’s implementation process related to the above rules will entail or what further actions the SEC, the PCAOB or NYSE American will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, the above amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators. Delisting of our common stock would force holders of our common stock to sell their shares. The market price of our common stock could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.

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

Under the PRC Anti-Monopoly Law, companies undertaking acquisitions relating to businesses in China must notify MOFCOM, in advance of any transaction where the parties’ revenues in the China market exceed certain thresholds and the buyer would obtain control of, or decisive influence over, the target. In addition, on August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation, the SAIC, the China Securities Regulatory Commission, or the CSRC, and the State Administration of Foreign Exchange, or SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and was amended on June 22, 2009. Under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with such PRC enterprises or residents. Applicable PRC laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review.

If we grow to a certain threshold level, any proposed acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million in the year prior to any proposed acquisition would be subject to MOFCOM merger control review. As a result of, many of the transactions we may undertake could be subject to MOFCOM merger review. Complying with the requirements of the relevant regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. In addition, MOFCOM has not accepted antitrust filings for any transaction involving parties that adopt a variable interest entity structure. If MOFCOM’s practice remains unchanged, our ability to carry out our investment and acquisition strategy may be materially and adversely affected and there may be significant uncertainty as to whether transactions that we may undertake would subject us to fines or other administrative penalties and negative publicity and whether we will be able to complete large acquisitions in the future in a timely manner or at all.

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

Moreover, PRC advertising laws, rules and regulations require advertisers, advertising operators and advertising distributors to ensure that the content of the advertisements they prepare or distribute is fair and accurate and is in full compliance with applicable law. Violation of these laws, rules or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator’s license for operating an advertising business.

In addition, for advertising content related to specific types of products and services, advertisers, advertising operators and advertising distributors must confirm that the advertisers have obtained requisite government approvals, including the advertiser’s operating qualifications, proof of quality inspection of the advertised products, government pre-approval of the contents of the advertisement and filing with the local authorities. If we become subject to PRC advertising laws, we would need to take steps to monitor, and to ensure that our third-party marketing affiliates monitor, the content of any advertisements displayed on our platforms. This could require considerable resources and time, and could significantly affect the operation of our business, while also subjecting us to increased liability under the relevant laws, rules and regulations. The costs associated with complying with such laws, rules and regulations, including any penalties or fines for our failure to so comply if required, could have a material adverse effect on our business, financial condition and results of operations. Any change in the classification of our business and other related services by the PRC government may also significantly disrupt our operations and materially and adversely affect our business and prospects.

We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.

Under the PRC Enterprise Income Tax Law and its implementing rules, both of which came into effect on January 1, 2008, enterprises established under the laws of jurisdictions outside of China with “de facto management bodies” located in China may be considered PRC tax resident enterprises for tax purposes and may be subject to the PRC enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise. The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises. Currently, we generate only a small portion of our revenues offshore. However, if this proportion were to increase and if we were to be considered a PRC resident enterprise, we would be subject to PRC enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Enterprise Income Tax Law. We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

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

On February 3, 2015, the State Administration of Taxation issued the Bulletin on Issues of Enterprise Income Tax and Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, which replaced or supplemented certain previous rules under the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698, issued by the State Administration of Taxation, on December 10, 2009. Pursuant to this Bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be recharacterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax.

According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, factors to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax at 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Where the payor fails to withhold any or sufficient tax, the transferor shall declare and pay such tax to the tax authority by itself within the statutory time limit. Late payment of applicable tax will subject the transferor to default interest. Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

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

A significant portion of our revenue is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Currently, our PRC subsidiaries, which are wholly-foreign owned enterprises, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a significant amount of our future revenue is denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our shares of common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries and the variable interest entities.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Hong Kong office lease on December 15, 2020 for approximately 885 square feet of office space at Room 709 on the 7th floor of Tower II of Admiralty Centre, 18 Harcourt Road, Admiralty, Hong Kong. The lease expires on December 14, 2022 and provides for a monthly rent of $5,123 (HK$39,825) and a monthly building management fee of $574 (HK$4,460).

Hong Kong Takung leased approximately 236 square feet of storage space at Private Storage Area 23, Unit 2 on the 23rd Floor of Global Gateway, Tsuen Wan, Hong Kong. This lease expired on January 31, 2022 and provided for a monthly rent of $2,688(HK$20,900). The lease is auto renewable after one year.

Hong Kong Takung also leased approximately 2,153 square feet of storage space at Lingtong Gongyuan, Southeast of Hebin Park, Tanggu, Binhai New Area, Tianjin City, China. The lease expires on July 14, 2025 and provides for a monthly rent and monthly service fee of $1,292 (RMB 8,333).

Tianjin Takung lease approximately 538.2 square feet of storage space at the Linji Building A, No. 8 Street 8, Shunyi District, Beijing, China 101300. The lease expires on February 14, 2022 and provides for a monthly rent of $1,473 (RMB 9,500) and a monthly service fee of $88 (RMB 570). The lease is auto renewable after one year.

On March 1, 2021, Tianjin Takung leased approximately 22,503 square feet of office space at Room 2901-2908 of Tianjin World Financial Center Office Tower, No. 2 Dagu Bridge North, HePing Distrist, Tianjin, China. The lease expires on February 2, 2022 and provides for a total monthly rent of $20,152 (RMB130,000)

Item 3. Legal Proceedings.

On or around July 2020, a third claim was filed in the Shanghai Pudong People’s Court, China against Hong Kong Takung on the basis of alleged breaches of contract. The claim amount has yet to be determined. A court hearing will be held on July 20, 2021. On June 9, 2021, the court of final appeal unanimously agreed with the previous court ‘s judgment, which is in favor Hong Kong Takung. Accordingly, the legal case has been settled and closed.

Due to the increased regulatory scrutiny by PRC government on digital asset related businesses, the artwork unit trading platform operated by the PRC subsidiary, Tianjin Takung, was suspended by the local authority. The management became aware of the suspension on or around November 8, 2021. The local authority indicated that the suspension was to facilitate certain investigation although it did not announce the purpose of the investigation. The Company intended to fully cooperate with the local authority’s investigation. As of the date of this report, there has been no development in regard with this investigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was originally quoted on the OTCBB from October 2013 under the designation “CARD”. On November 5, 2014, we amended our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd” and on November 12, 2014, our symbol was changed to “TKAT”. Our common stock began trading on the NYSE American from March 22, 2017.

Holders of Our Common Stock

As of April 13, 2022, we had 198 registered shareholders of our common stock, which does not include the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

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

Equity Compensation Plans

For information on securities authorized for issuance under our existing equity compensation plan, see Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Transfer Agent

Our stock transfer agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598.

Repurchase of Equity Securities by Takung Art Co., Ltd and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On May 28, 2021, the Company entered into a Securities Purchase Agreement with a company incorporated in British Virgin Islands (“BVI entity”).  In exchange for an aggregate amount of 86,560 shares of common stocks of the BVI entity, the Company shall remit $500,000 in cash and issue 572,000 restricted shares of the Company to the BVI entity.  On August 21, 2021, both parties entered into an Amendment to Securities Purchase Agreement and the number of restricted shares of the Company to be issued to the BVI entity was increased to 1,558,480.  The Company remitted the cash payment of $500,000 to the BVI entity on August 20, 2021.  On September 9, 2021, an aggregate amount of 1,558,480 restricted shares at a price of $6.5 was issued to the BVI entity.  The Company recognized the carrying amount of this equity investment, $10,630,120, in noncurrent asset.

On July 12, 2021, pursuant to the terms of that certain Securities Purchase Agreement dated July 8, 2021, the Company sold 571,429 shares of its common stock, to an institutional investor at a price of $8.75 per share, for gross proceeds of $5,000,000 before deducting the placement agent fee and offering expenses.

Item 6. [Reserved]

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

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes to those statements included in this filing. In addition to historical financial information, this discussion may contain forward-looking statements reflecting our current plans, estimates, beliefs and expectations that involve risks and uncertainties. As a result of many important factors, particularly those set forth under “Special Note Regarding Forward-Looking Statements”, our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

Overview

We, through our wholly owned subsidiary, Hong Kong Takung, operate an electronic online platform located at https://www.nftoeo.com/for artists, art dealers and art investors to offer and trade valuable artwork. We offer online listing and trading services that allow artists, art dealers and owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform. Our platform also makes investment in high-end and expensive artwork more accessible to ordinary people without substantial financial resources.

We generate revenue from our services in connection with the offering and trading of artwork on our system, primarily consisting of listing fee, trading commissions, management fee and consultancy service fee on NFT projects.

In July 2021, Takung appointed Mr. Kwok Leung Li as the CEO to lead the new direction with three initiatives to develop our blockchain and NFT related businesses.

The company’s NFT business outlook can be described in several aspects below.

NFT Market Insights

Digital artwork based on NFT technology is becoming a hot asset. The earliest NFT projects can be traced back to the 2017 bull market CryptoKitties (the encrypted cats), which had the properties of scarcity and value anchoring of ownership. At its peak, a virtual cat could sell for more than $100,000. In terms of NFT artwork, in March 2021, artist Beeple’s NFT work “Every Day: The First 5,000 Days” sold for $69.346 million, making it the third-highest price for a living artist. According to a report by Invezz, the NFT market was worth $338 million in 2020, and it ahs grown by 800% to reach $490 million in 2021. With the help of the bull market wave, NFT has grown rapidly., As of the first quarter of 2021, the total transaction volume of the NFT market has exceeded 1.5 billion US dollars, an increase of more than 2627% from the previous quarter. In April 2021, the total market value of NFTs exceeded $30 billion for the first time, setting a new all-time high. Currently, NFTs can be used in the fields including games, artworks, domain names, insurance, collectibles, virtual assets, real assets, identities, etc. With the vigorous development of the digital world, many business  will appear in the form of digital original ecology, and the huge application space and technological imagination of NFT are expected to become more and more attractive in the new digital economy world.

New business model

TKAT's business model revolves around the theme of "free circulation of value and creation of a unique digital work exchange platform", allowing each user to create, buy and sell various irreplaceable digital works to realize the value of works.

New business types

A.	Providing consulting services such as artwork valuation/appreciation potential

Away from poor offline communication and incomplete information, there is no misunderstanding of the pain points, and to tap the needs of users to provide comprehensive consulting services such as labor cost, artist influence, artistic value of works, and channels for obtaining works, which not only serves customers but also creates value for the company.

B.	NFT trading service

TKAT has built a fully functional NFT trading platform, which is in the stage of testing to be launched. The platform can meet the categories of digital works including: artwork, music videos, collectibles, game props, sports, metaverse, virtual world, social tokens, and meet the needs of various users as much as possible. And it can realize the whole business process of user registration-certification-work uploading-work casting-work trading. The platform will be officially launched and put into use before the end of March 2022. In the transaction process, it not only meets the needs of customers for uploading and purchasing digital works, but the company extracts a portion of the handling fee (including token minting, first sale, and second sale) to create value.

C.	Advertising service

After the TKAT platform has a certain user base, it can provide advertising and publicity services for users or the company itself. The business model is not limited to categories and industries, such as investment promotion, work promotion, and industry promotion.

New Strategic Direction

TKAT is committed to creating a digital original ecological platform that integrates games, artworks, domain names, insurance, collectibles, virtual assets, real assets, identity and other fields, and changes the market status of traditional industries through its own efforts. Strategic goals: basic platform building-targeted population entry-providing services (consulting services, transaction services, advertising services)-optimizing the platform and expanding the scope of services-full service.

Competitor analysis

Opensea is an NFT market exchange. It has more than 20,000 users. Compared with projects in the popular decentralized finance (“DeFi”) field, it is second only to Uniswap, kyber and Compound, and higher than maker, 0x, etc. As a trading platform with a relatively high status in the NFT field, OpenSea has a complete range of collections, equivalent to Taobao in the NFT world. At present, the trading market of OpenSea has nearly 40,000 users, and the monthly transaction volume exceeds 5 million US dollars. Coinbase’s new NFT platform hits 1.4 million signups. The Coinbase platform has an active population of 50,000 users. The service rates for each service are as follows: 1. Rarible’s minting fees are borne by the creators themselves, and the royalties are also set by the creators themselves, with default amounts of 10%, 20% and 30%. 2. VIV3’s NFT minting costs and profits come from the 12.5% service fee it collects on the first and second sales. 3. OpenSea does not need gas fee to mint NFT. 4. Rarible charges a 2.5% service fee on the first sale. On the SuperRare platform, a 15% commission is charged on the first sale and a 3% fee (paid by the buyer) is charged on the second sale.

Our headquarters are located in Hong Kong, Special Administrative Region, People’s Republic of China and we conduct our business primarily in Hong Kong and Tianjin. Our new principal executive offices are located at Room 709, Tower 2, Admiralty Centre, 18 Harcourt Road, Admiralty, Hong Kong.

Competitive Advantages

The advantages of Takung in the NFT transaction and blockchain market are as follows:

Innate industry advantages

In recent years, digital artworks of NFT technology based on blockchain technology are becoming popular assets. The NFT online platform the Company built can effectively solve the current situation such as unclear ownership of property, difficulty in distinguishing authenticity and low efficiency of artwork circulation. Convert business development from offline to online operation, so that the value of digital works can be freely circulated online.

Advantages of the core management team

The core team members of Takung have experience in blockchain technology development and NFT trading platform operation, which can ensure a smoother development and business operation in the later stage.

Takung’s platform advantages

The currently developed and launched NFT online trading platform supports multi-category product uploads, including: Digital art, Digital oil painting, Produced by Gallery, Personal products, Artist signature, Oil on canvas, Print, Paper ink, Device, Comprehensive media, Derivative, and It will be continuously enriched and improved according to customer interests. The NFT trading platform has stable performance, high security and easy to maintain. At the front end of the system, the Company will continuously improve the operability and user experience of the system focusing on improving the user experience.

Technical advantages

The Takung’s digital works exchange platform that has been launched is built by a professional technical team. Each technician has rich industry experience, can work under a short development cycle or high pressure, and has a number of relevant industry benchmarking projects experience. The capability of the technical team ensures the strong technical support in the later system optimization and iterative update.

Marketing advantages

The Company has a professional marketing team. After the platform goes online, it can be promoted online and offline simultaneously, so as to quickly increase the popularity of the platform, and use professional marketing solutions to attract more creators and demanders to join in the platform.

Recent Developments

While the ongoing coronavirus pandemic is spreading throughout the world, our operations have fully resumed in March 2020. Overall, we had additional pieces of artwork listed, involved a higher number trading transaction volume during the year ended December 31, 2021 as discussed underneath. Although we do not expect that the virus will have a material adverse effect on our business or financial results at this time, it is not possible to predict the unanticipated consequence of the pandemic on our future business performance and liquidity due to the severity of global situation of COVID-19. To minimize the impact of the uncertainties from the ongoing coronavirus outbreak and suspension of the operation of Tianjin Takung, we modified our business model by investing in a cultural and NFT projects as discussed aforementioned.

Results of Operation of Takung

Hong Kong Takung operates a platform for offering and trading artwork. We generate revenue from our services in connection with the offering and trading of artwork ownership units on our system, primarily consisting of listing fee, trading commission, management fee and consultancy service fee.

For the years ended December 31, 2021 and 2020

The following tables set forth our consolidated statements of operations data:

	For the year ended December 31
	2021	2020	Variance
Revenue
Listing fee	$-	$-	-
Commission	-	-	-
Management fee	-	-	-
Consultancy service fee	120,000	-	120,000
Total revenue	120,000	-	120,000
Cost of revenue	-	-	-
Gross profit	120,000	-	120,000
Selling expense	-	(7,041)	7,041
General and administrative expenses	(13,565,548)	(780,697)	(12,784,851)
Non-marketable investment impairment	(1,333,506)	-	(1,333,506)
Gain on extinguishment of debt	1,331,191	-	1,331,191
Total expenses	(13,567,863)	(787,738)	(12,780,125)
Loss from operations	(13,447,863)	(787,738)	(12,660,125)
Total other (expense) income	(93)	17,665	(17,758)
Loss before income taxes	(13,447,956)	(770,073)	(12,677,883)
Income tax expense	-	-	-
Net loss from continuing operations	(13,447,956)	(770,073)	(12,677,883)
Net (loss) income from discontinued operations, net of income taxes	(16,625,555)	157,435	(16,782,990)
Total net loss	$(30,073,511)	$(612,638)	(29,460,873)

Revenue

Revenue by category

The following table presents our revenue by category:

	For the year ended December 31,
	2021	2020
Listing fee	$876,658	$815,748
Commission	2,088,920	3,288,077
Management fee	1,482,610	463,397
Consultancy service fee	120,000	-
Subtotal	4,568,188	4,567,222
Less: Revenue- discontinued operations	(4,448,188)	(4,567,222)
Total revenue - continuing operations	$120,000	$-

Revenue by customer type

The following table presents our revenue by customer type:

	For the year ended December 31,
	2021	2020
Artwork owners	$-	$815,748
Non - VIP traders	-	2,674,125
VIP traders	-	1,077,349
Corporate advisee	120,000	-
Subtotal	4,568,188	4,567,222
Less: Revenue - discontinued operations	(4,448,188)	(4,567,222)
Total revenue – continuing operations	$120,000	$-

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks.

As of December 31, 2021, a total of 310 sets of artwork were listed for trade on the Platform —comprising 85 sets of paintings and calligraphies from famous Chinese, Russian and Mongolian artists, with a total listing value of $33,334,620 (HK$259,100,000); 35 pieces of jewelry with a total listing value of $9,384,103 (HK$72,660,000); 134 pieces of precious stones with a total listing value of $16,987,662 (HK$132,040,000); 29 pieces of amber with a total listing value of $12,222,265 (HK$95,000,000); 4 pieces of antique mammoth ivory carvings with a total listing value of $669,008 (HK$5,200,000); 2 pieces of porcelain pastel paintings with a total listing value of $334,504 (HK$2,600,000); 7 pieces of porcelain with a total listing value of $1,093,571 (HK$8,500,000); 6 sets of Unit+ products with a total listing value of $1,326,952 (HK$10,314,000); 1 piece of Yixing collectable with a listing value of $128,655 (HK$1,000,000); and 7 pieces of Sports memorabilia with a listing value of $1,094,780 (HK$8,509,400), of which 22%-48% (for 85 sets of paintings), 24%-48.5% (for the 134 pieces of precious stones), 29%-48% (for the 35 pieces of jewelry), 47%-48.5% (for 4 piece of antique mammoth ivory carvings), 32%-48% (for the 29 pieces of amber), 45%-46% (for the 2 pieces of porcelain pastel paintings), 25%-48% (for the 7 pieces of porcelain), 30.25%-45% (for the 6 sets of Unit+ products), 45% (1 piece of Yixing collectable) and 45% (for the 7 pieces of Sports memorabilia) of the listed values were charged as listing fees, respectively.

During the year ended December 31, 2021, there were 15 new sets of painting listed on the Platform. The total listing value was $3,859,663 (HK$30,000,000) for the painting, of which 22% (for the painting) of the listed value was charged as the listing fee.

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

The increase in the number of listings of artwork for the year ended December 31, 2021, compared to the same period in 2020, resulted in a higher listing fee revenue in 2021 as our listing fee was charged based on the listing value of the artwork.

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

We defined a selected Trader as “inactive trader” who meets the following criteria;

●	The Trader has been defaulted in making monthly commission payments over three months;
●	The Trader did not incur any transactions in the month of reassessment;
●	The service agent confirmed with the relevant Trader that he/she has been inactive.

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

Commission revenue for the year ended December 31, 2021 reduced by $1,199,157, from $3,288,077 for the year ended December 31, 2020 to $2,088,920 for the same period in 2021. Although we incurred a higher trading transaction volume in 2021, majority of the trading transactions were mainly initiated by selected traders during 2021. We earned a fixed fee from those selected traders regardless of the volume of the trading transactions initiated by them.

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

During the year ended December 31, 2021, management fee revenue increased by $1,019,213, from $463,397 for the year ended December 31, 2020 to $1,482,610 for the same period in 2021 due to a higher trading volume in 2021.

Cost of Revenue

Cost of revenue primarily includes the following: commission paid to service agents, depreciation, internet service charges, artwork insurance and artwork storage costs.

	For the year ended December 31,
	2021	2020
Commission paid to service agents	$1,099,540	$1,691,411
Depreciation	114,215	340,001
Internet service charge	47,696	141,059
Artwork insurance	50,878	49,956
Artwork storage	47,096	63,716
Others	-	1,261
Subtotal	1,359,425	2,287,404
Less: Cost of revenue – discontinued operations	(1,359,425)	(2,287,404)
Total	$-	$-

Cost of revenue for the years ended December 31, 2021 and 2020 were $1,359,425 and $2,287,404 respectively. The decrease in the cost of revenue for the year ended December 31, 2021 compared to the same period in 2020 was mainly due to a decrease in the commissions paid to service agents by $591,871. This decrease was driven by a higher concentration of trading transaction initiated by the selected traders that have flat rate of transaction fee during the year ended December 31, 2021 as discussed above. The decrease in total cost of revenue was also intensified by the deconsolidation of Tianjin Takung in 2021. For the year ended December 31, 2021, the cost of revenue incurred by Tianjin Takung, $139,363, was deconsolidated. Our internet service charge was also significantly reduced by $93,363 as we downsized of our office locations.

Gross Profit

Gross profit for our continuing operations was $120,000 for the year ended December 31, 2021, compared to nil for the year ended December 31, 2020. The gross profit for our continuing operations in 2021 was generated from the provision of consultancy service related to NFT business. Due to the suspension of Tianjin’s operation, we reclassified listing revenue, commission revenue and management revenue as well as the corresponding cost of revenue to net income or loss from discontinued operations.

Operating Expenses

General and administrative expenses for the continuing operations were $13,565,548 for the year ended December 31, 2021, compared to $780,697 for the year ended December 31, 2020. The spike in general and administrative expense by $12,784,851 or 1638% was primarily attributed to a significant increase in share-based compensation by $10,844,440 as we granted 910,000 restricted shares to our consultants, independent directors and employees, an increase in consultancy fee by $216,141 due to an engagement of consultants for NFT business, an increase in legal and professional fees by $718,956 as a result of additional amounts paid to legal counsels, brokerage firms, investment specialists for the closing of private placement and review of agreements as well as fees paid to auditors for regulatory filing and annual filing, and others, $944,723 which chiefly a payment to an exhibition company which assisted us in locating the potential investors.

General and administrative expenses from the discontinued operations were $2,990,228 for the year ended December 31, 2021 compared to $6,917,060 for the same period in 2020, with a decline by $3,926,832. During 2021, Hong Kong Takung lost its control over the operation of Tianjin Takung and the assets, liabilities and results of operations of Tianjin Takung was deconsolidated.

The following table sets forth the main components of our general and administrative expenses of our continuing operations and for discontinued operations for the years ended December 31, 2021 and 2020. Amounts for the year ended December 31, 2020 had been reclassified due to the deconsolidation of Tianjin Takung.

	For the year ended December 31, 2021		For the year ended December 31, 2020
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	97,234	0.6%	31,692	0.4%
Office, insurance and rental expenses	304,890	1.8%	301,455	3.9%
Legal and professional fees	1,028,884	6.2%	309,928	4.0%
Consultancy fee	216,141	1.3%	-	-%
Depreciation expenses	117	0.0%	5,229	0.1%
Traveling and accommodation expenses	28	0.0%	3,302	0.0%
Share-based compensation	10,881,967	65.7%	37,527	0.5%
Others	1,036,287	6.3%	91,564	1.2%
Total general & administrative expenses-continuing operations	13,565,548	81.9%	780,697	10.1%
Total general & administrative expenses-a discontinued operations	2,990,228	18.1%	6,917,060	89.9%
Total	$16,555,776	100.0%	$7,697,757	100.0%
Elimination of intercompany transaction related to service expenses to Tianjin Takung	-	-	(4,242,507)	-
Total general & administrative expenses as previously reported	$-	100.0%	$3,455,249	100.0%

The continuing operation also incurred a total of $nil and $7,041 in selling expenses from its continuing operations for the years ended December 31, 2021 and 2020, respectively. The decrease in selling expense by $7,041 was due to the deconsolidation of Tianjin Takung during 2021.

The continuing operations recognized an impairment loss, $1,333,506, against its non-marketable investment. Management assessed that the future undiscounted cash flow was less than the carrying cost of our non-marketable investment.

The continuing operations reported a gain on the extinguishment of debt, $1,331,191, which pertained to the payable to Tianjin Takung related to the operational support from Tianjin Takung. This amount was not included in the year ended December 31, 2020 as the loss of control incurred in the fourth quarter of 2021.

Other (expenses) income

Other expenses from the continuing operations for the year ended December 31, 2021 was $93 compared to other income $17,665 for the same period in 2020. The significant decrease was predominantly due to a significant decrease in foreign currency exchange gain, arising from the depreciation of the Hong Kong dollar against the US dollar during 2021.

Loss (income) before income taxes

Our continuing operations incurred loss before income taxes $13,447,956 and $770,073 for the years ended December 31, 2021 and 2020, respectively. Loss before income taxes of our continuing operations was significantly higher in 2021 as we incurred a higher share-based compensation in 2021.

Our discontinued operations incurred loss before income taxes, $16,113,160 for the year ended December 31, 2021 while generated income before income taxes, $169,985 in the same period in 2020. Due to the loss of control in and deconsolidation of Tianjin Takung in November 2021, Hong Kong Takung recognized impairment charges against its receivables from Tianjin Takung, $16,388,254 and investment in Tianjin Takung, $150,527 in 2021. The entire asset impairment charges resulted in a higher loss before income taxes in 2021 compared to the same period in 2020.

Income tax expense

The Company’s effective tax rate varies due to its multiple jurisdictions in which the pretax book incomes or losses incur. The Company was subject to a U.S. income tax rate of 21%, Hong Kong profits tax rate at 8.25% for the first HK$ 2 million (approximately $257,311) assessable profits and at 16.5% for assessable profits above HK$ 2 million (approximately $257,311) (16.5% prior to January 1, 2018) and PRC enterprise income tax rate at 25%.

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2021 and 2020, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The company does not anticipate a material impact on its financial statements as of December 31, 2020 due to the recent enactment.

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

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2021 and 2020.

The income tax expense from the continuing operations for the years ended December 31, 2021 and 2020 were nil as a full valuation allowance was recognized against the net operating loss carryforwards generated by the Company and Hong Kong MQ. Management believed that it is more likely than not that these two entities will not generate sufficient taxable income to utilize the net operating loss carryforward in a near future.

The income tax expense from the discontinued operations for the years ended December 31, 2021 and 2020 were $512,395 and $12,550, respectively.

During the year ended December 31, 2021, we derecognized the deferred tax assets incurred by Hong Kong Takung as the Company expected that the net operating loss or deferred tax assets may not be utilized or reversed in a near future due to the shift of its operations from its legacy artwork trading to NFT business.

Net Loss

As a result of our operations aforementioned, our net losses after income taxes for continuing operations for the years ended December 31, 2021 and 2020 were $13,447,956 and $770,073, respectively.

Our discontinued operations generated net loss after income tax $16,625,555 for the year ended December 31, 2021 while net income after income tax $157,435 for the year ended December 31, 2020.

Foreign currency translation loss

We had a foreign currency translation loss for the years ended December 31, 2021 and 2020 of $(13,059) and $(55,001), respectively.

Comprehensive loss

As a result of the above, we posted a comprehensive loss of $30,086,570 and $667,639 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	For the years ended December 31
	2021	2020
Net cash used in operating activities-continuing operations	$(3,188,435)	$(977,294)
Net cash used in operating activities- discontinued operations	(12,923,713)	(6,845,506)
	(16,112,148)	(7,482,800)

Net cash used in investing activities- continuing operations	(507,024)	-
Net cash used in investing activities- discontinued operations	(457)	(454,736)
	(507,481)	(454,736)

Net cash provided by financing activities-continuing operations	5,180,485	-
Net cash provided by financing activities-discontinued operations	-	-
	5,180,485	-

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	(13,061)	-
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	(548,845)	311,127
	(561,906)	311,127

Net (decrease) increase in cash and cash equivalents - continuing operations	1,471,965	(977,294)
Net (decrease) increase in cash and cash equivalents and restricted cash- discontinued operations	(13,473,015)	(6,989,115)
	(12,001,050)	(7,986,409)

Cash and cash equivalents, beginning balance- continuing operations	31,188	1,028,482
Cash and cash equivalents and restricted cash, beginning balance- discontinued operations	13,811,557	20,800,672
	13,842,745	21,829,154

Cash and cash equivalents and restricted cash, ending balance- discontinued operations	$1,503,153	$31,188
Cash and cash equivalents and restricted cash, ending balance- discontinued operations	338,542	13,811,557
	1,841,695	13,842,745

Sources of Liquidity

The cash and cash equivalent balance from the continuing operations as of December 31, 2021 was $1,503,153. Out of this amount, we had $273,151 denominated in U.S. dollars deposited in the financial institutions in the United States, $1,230,002, denominated in HK$ in Hong Kong financial institutions.

During the year ended December 31, 2021, net cash used in operating activities from operating activities was $3,188,435 which predominantly related to the net loss from the continuing operations, $13,447,956 and a non-cash gain on extinguishment of debts, $1,331,191, was primarily offset by non-cash item share-based compensation, $10,881,967 and non-marketable investment impairment, $1,333,506. The investing cash outflow from the continuing operations totaled $507,024 which included the purchase of equipment, $7,024 and investment in cultural projects, $500,000. The financing cash inflows from continuing operations totaled $5,180,485, which included cash receipts from the stock option exercised by our employees, $180,485, and cash receipts from a private investment, $5,000,000.

The cash and cash equivalent balance from the discontinued operations as of December 31, 2021 was $338,542. Out of this amount, we had $112,397 denominated in U.S. dollars deposited in the financial institutions in Hong Kong, $226,145, denominated in HK$ in Hong Kong financial institutions.

During the year ended December 31, 2021, net cash used in operating activities from discontinued operations was $12,923,713, which included net loss from Hong Kong Takung, $16,625,555 and a decrease in customer deposits, $9,144,610, offset by deferred tax expense, $639,025, deconsolidation of Tianjin Takung, $11,021,710 and change in foreign currency exchange rate, $1,259,010. Net cash used in investing activities from discontinued operations was $457 which was related to the purchase of office equipment by Hong Kong Takung. There was no cash inflow or outflow from financing activities from our discontinued operations in 2021.

The cash and cash equivalent balance from the continuing operations as of December 31, 2020 was $31,188. Out of this amount, we had $25,879 denominated in U.S. dollars deposited in the financial institutions in the United States, $5,309 denominated in HK$ in Hong Kong financial institutions

During the year ended December 31, 2020, net cash used in operating activities by the continuing operations totaled $997,294 which primarily due to a net loss from the continuing operations, $770,073, prepayments made to vendors, $78,662, repayments to related party, $61,761, payments to vendors and $6,305. There was no cash inflows or outflows from the investing or financing activities from our continuing operations.

The cash and cash equivalent balance from the discontinued operations as of December 31, 2020 was $13,811,557. Out of this amount, we had $578,369 denominated in U.S. dollars deposited in the financial institutions in Hong Kong and the PRC, $316,195, denominated in HK$ in Hong Kong financial institutions and $12,916,993, denominated in renminbi in the PRC financial institutions.

During the year ended December 31, 2020, net cash used in operating activities by our discontinued operations totaled $6,845,506. The cash outflows from operating activities from our discontinued operations was mainly attributable to the decrease in customer deposits by $7,260,331 and deferred tax benefit, $112,365, offset by the net income, $157,435 and depreciation, $455,070. Net cash used in investing activities from discontinued operations, $454,736, included purchase of equipment, $20,218 and a loan to a third party, $434,518 during the year. There were no financing activities from the discontinued operations.

As of December 31, 2021, total current liabilities from the continuing operations, $143,429, which was related to accrued expenses and other payables of US Takung and Hong Kong MQ. Total current liabilities from the discontinued operation, Hong Kong Takung, totaled $8,733,624 which consisted of $273,390 in accrued expenses and other payables, $6,410,585 in amount due to related parties, $21,854 in advance from customers, $1,965,398 in short-term borrowings from a third party and $62,397 in lease liabilities.

As of December 31, 2021, the Company’s continuing operation had cash and cash equivalents of $1,503,153, a working capital of $1,649,632 and the net assets amounted to $10,953,269. The Company’s discontinued operations, which primarily related to Hong Kong Takung, had cash and cash equivalents of $338,542, a working deficit of $8,360,145 and net liabilities of $8,176,586. In order to continue to maintain the liquidity requirements, the Company introduced NFT business in the fourth quarter of 2021 and developed consultancy service fee on NFT projects. The Company also seeks to negotiate and extend financing arrangements with the related party and the third party. In February 2022, the Company entered into certain securities purchase agreement with certain “non-U.S. persons” and expected to raise approximately $30 million from this offering. Management believed that these measures provided sufficient liquidity and adequate capital to fund the operations and reasonably meet the anticipated liquidity requirements for at least the next twelve months.

As of December 31, 2020, the continuing operations of the Company had $8,011 in total current liabilities which was related to accrued expenses and other payables of US Takung and Hong Kong MQ. Total current liabilities from the discontinued operations, Tianjin Takung and Hong Kong Takung, totaled $18,486,713, which consisted of $720,078 in accrued expenses and other payables, $1,977,109 in short-term borrowings from a third party, $6,448,784 in amount due to related parties, $17,412 in advance from customers, $72,367 in lease liabilities, $9,144,610 in customer deposits, and $106,353 in tax payables.

Total liabilities of the Company’s continuing operations as of December 31, 2021 and 2020 amounted to $143,430 and $8,011, respectively. Total liabilities of the Company’s discontinued operations as of December 31, 2021 and 2020 were $8,733,624 and $18,590,092, respectively.

Net assets of the Company’s continuing operations amounted to $10,953,269 and $165,567 as of December 31, 2021 and 2020, respectively. During the 2021, we invested in a cultural project, $10,630,120, which was partially funded by a capital raised through a private investment in public equity, $5,000,000, during 2021.

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
Takung Art Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Takung Art Co., Ltd. and subsidiaries (collectively the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each year in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the suspended operations of the Company’s PRC subsidiary raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Investments

As described in Note 4, the Company has a non-marketable investment in a privately held company incorporated in British Virgin Islands without readily determinable market values. Measurement of the carrying value of the investment requires significant management judgement. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The audit engagement team performed extended procedures, which includes, among others, conducting enquiry, vouching certain details and inputs, evaluating the appropriateness of valuation models and the reasonableness of key assumptions. The accounts that are affected are the investment accounts, related valuation allowance, and impairment expense.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2021.

San Mateo, California

April 15, 2022

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	As of December 31,	As of December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,503,153	$31,188
Account receivables, net	120,000	-
Prepayment and other current assets, net	169,908	142,250
Current assets – discontinued operations	373,479	22,938,347
Total current assets	2,166,540	23,111,785

Non-current assets
Property and equipment, net	6,883	-
Intangible assets	140	140
Non-marketable investment, net	9,296,614	-
Non-current assets – discontinued operations	183,559	1,301,223
Total non-current assets	9,487,196	1,301,363
Total assets	$11,653,736	$24,413,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$143,429	$8,011
Current liabilities – discontinued operations	8,733,624	18,486,713
Total current liabilities	8,877,053	18,494,724

Noncurrent liabilities	-	-
Noncurrent liabilities-discontinued operations	-	103,379
Total noncurrent liabilities	-	103,379

Total liabilities	8,877,053	18,598,103

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 14,372,353 shares issued and outstanding as of December 31, 2021; 11,255,129 shares issued and outstanding as of December 31, 2020)	14,372	11,271
Additional paid-in capital	32,547,585	6,358,115
Accumulated deficits	(29,444,185)	(226,311)
Accumulated other comprehensive loss	(341,089)	(328,030)
Total stockholders’ equity	2,776,683	5,815,045
Total liabilities and stockholders’ equity	$11,653,736	$24,413,148

The accompanying notes are an integral part of these consolidated financial statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020
Revenue
Listing fee	$-	$-
Commission	-	-
Management fee	-	-
Consultancy service fee	120,000	-
Total revenue	120,000	-

Cost of revenue	-	-
Gross profit	120,000	-

Operating expenses
General and administrative expenses	(13,565,548)	(780,697)
Selling expense	-	(7,041)
Non-marketable investment impairment	(1,333,506)	-
Gain on extinguishment of debt	1,331,191	-
Total operating expenses	(13,567,863)	(787,738)

Loss from operations	(13,447,863)	(787,738)

Other income and expenses:
Other (expenses) income	(93)	6,666
Exchange gain	-	10,999
Total other (expenses) income	(93)	17,665

Loss before income taxes	(13,447,956)	(770,073)

Income tax expense	-	-

Net loss from continuing operations	(13,447,956)	(770,073)

(Loss) Income from discontinued operations, net of income taxes:
(Loss) Income from discontinued operations	(16,113,160)	169,985
Income tax expense	-	(101,756)
Deferred tax (expense) benefit	(512,395)	89,206
Net (loss) income from discontinued operations	(16,625,555)	157,435
Net loss	(30,073,511)	(612,638)

Foreign currency translation adjustment	(13,059)	(55,001)

Comprehensive Loss	$(30,086,570)	$(667,639)

Loss from continuing operations per share of common stock – basic	$(1.09)	$(0.07)
Loss from continuing operations per share of common stock – diluted	$(1.09)	$(0.07)
Income from discontinued operations per share of common stock – basic	$(1.34)	$0.01
Income from discontinued operations per share of common stock – diluted	$(1.34)	$0.01

Weighted average number of common stock outstanding – basic	12,383,741	11,264,128
Weighted average number of common stock outstanding – diluted	12,383,741	11,363,417

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Stated in U.S. Dollars except Number of Shares)

	Number of shares	Common Stock	Additional Paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
Balance, December 31, 2019	11,255,129	$11,255	$6,320,604	$386,327	$(273,029)	$6,445,157

Issuance of common stock for restricted share award	16,250		-	-	-	-

Share-based compensation	-	16	37,511	-	-	37,527

Net loss from continuing operations	-	-	-	(770,073)	-	(770,073)

Net income from discontinued operations	-	-	-	157,435	-	157,435

Foreign currency translation adjustment	-	-	-	-	(55,001)	(55,001)

Balance, December 31, 2020	11,271,379	11,271	6,358,115	(226,311)	(328,030)	5,815,045

Issuance of common stock for restricted share award	3,039,909	3,040	26,005,328	-	-	26,008,368

Stock option exercised	61,065	61	180,424	-	-	180,485

Share-based compensation	-	-	3,718	-	-	3,718

Net loss from continuing operations	-	-	-	(13,447,956)	-	(13,447,956)

Net loss from discontinued operations				(16,625,555)		(16,625,555)

Deconsolidation of subsidiary	-	-	-	855,637	-	855,637

Foreign currency translation adjustment	-	-	-	-	(13,059)	(13,059)

Balance, December 31, 2021	14,372,353	$14,372	$32,547,585	$(29,444,185)	$(341,089)	$2,776,683

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net loss from continuing operations	$(13,447,956)	$(770,073)
Net (loss) income from discontinued operations	(16,625,555)	157,435

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	117	5,229
Changes in exchange rate	(612,639)	(123,249)
Share-based compensation	10,881,967	37,527
Gain on extinguishment of debts	(1,331,191)	-
Non-marketable investment impairment	1,333,506	-
Changes in operating assets and liabilities (decrease) increase in:
Prepayment and deposits	(5,557)	-
Other non-current assets	(22,101)	(78,662)
Account receivables	(120,000)	-
Amount due to related parties	-	(61,761)
Accrued expenses and other payables	135,419	(6,305)
Net cash used in operating activities-continuing operations	(3,188,435)	(997,294)
Net cash used in operating activities-discontinued operations	(12,923,713)	(6,845,506)
Net cash used in operating activities	(16,112,148)	(7,842,800)

Cash flows from investing activities:
Purchase of property and equipment	(7,024)	-
Purchase of a non-marketable investment	(500,000)	-
Net cash used in investing activities-continuing operations	(507,024)	-
Net cash used in investing activities-discontinued operations	(457)	(454,736)
Net cash used in investing activities	(507,481)	(454,736)

Cash flows from financing activities:
Proceeds from stock option exercised	180,485	-
Proceeds from a private placement	5,000,000	-
Net cash provided by financing activities-continuing operations	5,180,485	-
Net cash provided by financing activities-discontinued operations	-	-
Net cash provided by financing activities	5,180,485	-

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	(13,061)	-
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	(548,845)	311,127
	(561,906)	311,127

Net change in cash and cash equivalents, and restricted cash from continuing operations	1,471,965	(997,294)
Net change in cash and cash equivalents, and restricted cash from discontinued operations	(13,473,015)	(6,989,115)
	(12,001,050)	(7,986,409)

Cash and cash equivalents, and restricted cash beginning balance from continuing operations	31,188	1,028,482
Cash and cash equivalents, and restricted cash beginning balance from discontinued operations	13,811,557	20,800,672
Cash and cash equivalents, and restricted cash beginning balance	13,842,745	21,829,154

Cash and cash equivalents, and restricted cash ending balance from continuing operations	1,503,153	31,188
Cash and cash equivalents, and restricted cash ending balance from discontinued operations	338,542	13,811,557
Cash and cash equivalents, and restricted cash ending balance	$1,841,695	$13,842,745

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents-continuing operations	$1,503,153	$31,188
Total cash and cash equivalents -continuing operations	1,503,153	31,188

Cash and cash equivalents-discontinued operations	338,542	4,666,947
Restricted cash – discontinued operations	-	9,144,610
Total cash, cash equivalents and restricted cash – discontinued operations	338,542	13,811,557

Total cash, cash equivalents, and restricted cash	$1,841,695	$13,842,745

Supplemental cash flows information:
Cash paid for interest-continuing operations	$-	$-
Cash paid for interest-discontinued operations	$86,795	$-
Cash paid for income taxes-continuing operations	$-	$-
Cash paid for income taxes-discontinued operations	$86,137	$58,843

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars except Number of Shares)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Takung Art Co., Ltd and Subsidiaries (“Takung”, “Company”), a Delaware corporation (formerly Cardigant Medical Inc.) through Hong Kong Takung Art Company Limited (“Hong Kong Takung”), a Hong Kong company and its wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

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

Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) provides technology development services to Hong Kong Takung and also carries out marketing and promotion activities in mainland China. It is engaged in providing services to its parent company Hong Kong Takung by receiving deposits from and making payments to online artwork traders of Takung for and on behalf of Takung when Shanghai Takung was deregistered. On November 8, 2021, the Management became aware of the suspension of the operation of Tianjin Takung by the local authority.

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

NFT Digital Technology Limited (“NFT Digital”) was incorporated in Albany, New York on December 13, 2021 and is a wholly-owned subsidiary of Takung. This entity primarily provides administrative and technical supports for the development of NFT projects.

NFT Exchange Limited (“NFT Exchange”) was incorporated in Wyoming on January 7, 2022 and is wholly owned by Takung. This entity facilitates    the business and operation of the new NFT exchange market.

Metaverse Digital Payment Co., Limited (“Metaverse”) was formed in Hong Kong on January 27, 2022, and is wholly owned by NFT Exchange. This entity is engaged in digital payment service.

Cultural Objects Provenance Holdings Limited

Cultural Objects Provenance Holdings Limited is an investment holding company. Its wholly-owned subsidiary is headquartered in Hong Kong, with global outposts in China (Shenzhen), Europe (Germany), and USA (NY/LA). It is an artwork authentication platform powered by blockchain. According to company home page, the subsidiary is the official technology partner for NANZUKA Gallery in Tokyo, Japan. It authenticated some sought-after editions and limited edition works from some of the world’s most prolific artists, including Hajime Sorayama, Javier Calleja, Daniel Arsham, James Jarvis, and more.

On May 28, 2021, Takung entered into a Securities Purchase Agreement (the “SPA”) with Cultural Objects Provenance Holdings Limited (“Cultural Objects”), a British Virgin Islands company with a wholly-owned subsidiary in Hong Kong engaging in an operation of an artwork authentication platform powered by blockchain with global presence in China, Germany and the United States.  Takung shall invest in Cultural Objects through paying certain purchase that consists of cash consideration, $500,000 and issuance of 282,000 shares of common stock of Takung in exchange for 54,100 shares of common stock of Cultural Objects and 290,000 unvested restricted shares of common stock of Takung to Cultural Objects in exchange for 32,460 unvested shares of common stock of Cultural Objects.

On August 21, 2021, Takung and Cultural Objects entered to an amendment to the SPA.  The amendment provides that the original purchase price was amended to be $500,000 in cash and the issuance of 771,040 restricted shares of common stock of Takung to Cultural Objects in exchange for 54,100 shares of common stock of Cultural Objects, and, subject to the satisfaction of the conditions stipulated in the SPA, the issuance of 787,440 unvested restricted shares of common stock of Takung to Cultural Objects in exchange for 32,460 unvested shares of common stock of Cultural Objects. The cash consideration of $500,000 was paid to Cultural Objects by the end of August 2021.  On September 9, 2021, an aggregate amount of 1,558,480 restricted shares of common stock of Takung issued to Cultural Objects in an exchange for an aggregate 86,560 shares of common stock of Cultural Objects. Together with the cash consideration paid $500,000 and the total value of the restricted shares issued to Cultural Objects, $10,130,120, the total value of the investment in Cultural Objects was $10,630,120. As of December 31, 2021, the initial cost of this investment was adjusted to $9,296,614 after an impairment charge, $1,333,506 was recorded (see Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”).

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

Basis of consolidation

The consolidated financial statements include the financial statements of the Company, and its subsidiaries, Hong Kong Takung, Shanghai Takung, Tianjin Takung, Hong Kong MQ and Tianjin MQ. All intercompany transactions and balances have been eliminated on consolidation.

Discontinued operations

The Company has adopted ASC Topic 205 “Presentation of Financial Statements” Subtopic 20-45, in determining whether any of its business component(s) classified as held for sale, disposed of by sale or other than by sale is required to be reported in discontinued operations. In accordance with ASC Topic 205-20-45-1, a discontinued operation may include a component of an entity or a group of components of an entity, or a business or non-profit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; (3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).

For the component disposed of other than by sale in accordance with paragraph 360-10-45-15, the Company adopted ASC Topic 205-20-45-3 and reported the results of operations of the discontinued operations, less applicable income tax expenses or benefits as a separate component in in the statement where net income (loss) is reported for current and all prior periods presented. Due to the suspension of the operation of Tianjin Takung by the local authority in the fourth quarter of 2021, Hong Kong Takung lost its control over Tianjin Takung. The Company plans to dispose Hong Kong Takung, and is actively locating buyers for Hong Kong Takung and related operations in order to focus on its blockchain and NFT business operation. As of December 31, 2021, the operation of Hong Kong Takung was classified as a discontinued operation and as of December 31, 2020, both the operations of Hong Kong Takung and Tianjin Takung were presented as discontinued operations.

Deconsolidation

Under the ASC Subtopic 810-10-40, “Consolidation-Overall-Derecognition”, a reporting entity will deconsolidate a subsidiary in the period when the loss of control over such subsidiary incurred as a result of one or more of the following events: (i) a parent sells all or part of its ownership interest in its subsidiary; (ii) the expiration of a contractual agreement that gave control of the subsidiary to the parent; (iii) the subsidiary issues shares which reduces the parent’s ownership interest in the subsidiary to an extent that the parent no longer has a controlling financial interest in such subsidiary; (iv) the subsidiary becomes subject to the control of a government, court, administrator, or regulator. Upon deconsolidation, the reporting entity would no longer include the subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. Due to the suspension of the operation of Tianjin Takung by the local authority, the loss of control over Tianjin Takung was resulted. The financial information of Tianjin Takung was deconsolidated for the year ended December 31, 2021.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation in order to reflect the deconsolidation of Tianjin Takung. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2021 and 2020.

Comprehensive loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the years ended December 31, 2021 and 2020, the Company’s comprehensive loss includes net loss and foreign currency translation adjustment.

Foreign currency translation and transaction

The functional currency of Hong Kong Takung, Takung Art Holdings, Hong Kong MQ and Tianjin Takung are the Hong Kong Dollar (“HKD”).

The functional currency of Tianjin MQ is the Renminbi (“RMB”).

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet’s dates, which is 7.7996 and 7.7534 as of December 31, 2021 and December 31, 2020, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 7.7727 and 7.7559 for the years ended December 31, 2021 and 2020, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which is 6.373 and 6.525 as of December 31, 2021 and December 31, 2020 respectively. Stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 6.4508 and 6.9042 for the years ended December 31, 2021 and December 31, 2020.

The resulting translation adjustments are reported under accumulated other comprehensive loss in the stockholders’ equity section of the balance sheets.

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

Restricted cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading shares of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the shares, the seller will send instructions to the bank, requesting the amount to be transferred to their personal account. After deducting the commission and the management fee as per Takung, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission and management fee, Takung has no right to use any funds in the broker’s account except for instructing the bank to deduct the commission and management fee. Our restricted cash is denominated in RMB and is deposited in the financial institutions of China. Due to the deconsolidation of Tianjin Takung, the ending balance of our restricted cash totaling $52,215,458 and $9,144,610 as of December 31, 2021 and 2020, respectively, was not included in our consolidated financial statements and reclassified to current assets – a deconsolidated entity.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates for the allowance for doubtful accounts based upon the assessment of various factors, including historical, experience, the age of the accounts receivable balances, credit quality of the customers, current economic conditions, and other factors that may affect customers’ ability to pay.

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

Estimated useful lives are as follows, taking into account the assets’ estimated residual value:

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

During 2021, we recorded $16.3 million in asset impairments due to the deconsolidation of Tianjin Takung as a result of the loss of control in this entity. Please refer to Note 5 for details. In addition, we determined that the future undiscounted cash flow was less than the carrying cost of our non-marketable investment and recognized an impairment charge, $1,333,506, against our non-marketable investment. Please refer to Note 4 for details.

Intangible assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2021 and 2020.

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

Consultancy service fee revenue

Beginning in the third quarter of 2021, we incurred a consultancy service fee revenue, $120,000, which was pertinent to providing consultancy services with respect to the strategic utilization of blockchain technology and NFT launch to a third party. Management has determined that consultancy service fee revenue is a single performance obligation that is recognizer over time as services are rendered. For this type of service, the Company expects for customers to pay subsequent to the rendering of services; however, this is a new type of services so payment terms may change in the future.

Revenue by customer type

The following table presents the revenue by customer type for the years ended December 31, 2021 and 2020:

	For the year ended December 31,
	2021	2020
Artwork owners	$876,658	$815,748
Non - VIP traders	2,110,492	2,674,125
VIP traders	1,461,038	1,077,349
Corporate advisee	120,000	-
Subtotal	4,568,188	4,567,222
Less: Revenue- discontinued operations	(4,448,188)	(4,567,222)
Total	$120,000	$-

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

	For the year ended December 31,
	2021	2020
Commission paid to service agents	$1,099,540	$1,691,411
Depreciation	114,215	340,001
Internet service charge	47,696	141,059
Artwork insurance	50,878	49,956
Artwork storage	47,096	63,716
Others	-	1,261
Subtotal	1,359,425	2,287,404
Less: Cost of revenue – discontinued operations	(1,359,425)	(2,287,404)
Total	$-	$-

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

For the year ended December 31, 2021, the cost of revenue incurred by Tianjin Takung was $139,363.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the year ended December 31, 2021. During the year ended December 31, 2020, the Company recorded an unrecognized tax benefit from an uncertain tax position based on the income tax examination as discussed in Note 15.

Earnings (loss) per share

Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive (Note 18).

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

Concentration of customers

There were no revenues from customers that individually represent greater than 10% of the total revenues during the years ended December 31, 2021 and 2020.

Concentration of customer deposits

As of December 31, 2021 and 2020, there were no traders that individually accounted for greater than 10% of the Company’s total customer deposits.

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

Accounting standards adopted on January 1, 2021

Income Taxes: On December 18, 2019, the FASB issued ASU No. 2019-12, Income taxes (Topic 740), Simplifying the Accounting for Income Taxes. This guidance amends ASC Topic 740 and addresses several aspects including 1) evaluation of step-up tax basis of goodwill when there is not a business combination, 2) policy election to not allocate consolidated taxes on a separate entity basis to entities not subject to income tax, 3) accounting for tax law changes or rates during interim periods, 4) ownership changes from equity method investment to subsidiary or vice versa, 5) elimination of exception to intraperiod allocation when there is gain in discontinued operations and a loss from continuing operations, 6) treatment of franchise taxes that are partially based on income. The Company adopted ASU2019-12 effective January 1, 2021.

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

3. GOING CONCERN

Due to the recent regulatory scrutiny by PRC governments on digital asset related business, the artwork unit trading platform operated by the PRC subsidiary Tianjin Takung was suspended by the local authority. The Management became aware of the suspension on or around November 8, 2021. The local authority indicated the suspension was to facilitate certain investigation although it did not announce the purpose of the investigation. The Company intends to fully cooperate with the local authority’s investigation.

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

The following table sets forth the carrying value of the assets and liabilities of Tianjin Takung whose operation was suspended as disclosed above, which were deconsolidated from the accompanying consolidated financial statements as of December 31, 2021:

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,039,063	$3,922,665
Restricted cash	52,215,458	9,144,610
Prepayment and other current assets, net	134,943	79,539
Amount due from affiliated entities	1,455,506	1,379,393
Amount due from related parties	6,374,007	6,225,134
Loan receivables	2,196,906	2,609,748
Total current assets	68,415,883	23,361,089

NON-CURRENT ASSETS
Property and equipment, net	86,921	231,939
Deferred tax assets, net	-	125,190
Total non-current assets	86,921	357,129

TOTAL ASSETS	$68,502,804	$23,718,218

CURRENT LIABILITIES
Accrued expenses and other payables	$549,756	$436,674
Customer deposits	52,215,458	-
Amount due to affiliated entities	16,690,356	23,974,218
Tax payable	-	20,003
Total current liabilities	69,455,570	24,430,895

NON-CURRENT LIABILITIES	-	-
TOTAL LIABILITIES	$69,455,570	$24,430,895

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and, based on the above factors, the management has concluded that there is substantial doubt about its ability to continue as a going concern within one year from the issuance date of the Company’s consolidated financial statements. Management’s plan to alleviate the going concern risk includes, but not limited to, (1) equity or debt financing, (2) increasing cash generated from new business model operations, and (3) financing from domestic banks and other financial institutions. The management of the Company has made the following plans to mitigate these adverse conditions and to increase the liquidity of the Company.

Management’s Plan

Private Investment in Public Equity (“PIPE”) Transaction

The Company entered into certain securities purchase agreement on February 23, 2022 (the “SPA”) with certain non-affiliated and accredited “non-U.S. Persons”, (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company agreed to sell 11,952,190 units, each consisting of one share of Common Stock (the “Shares”) and a warrant (the “Warrant”) to purchase three Shares.

On March 9, 2021, the Company and the Purchasers agreed to amend and restate the SPA (the “A&R SPA”) to amend the number of units sold, per unit purchase price, and the terms of the warrants underlying the units. Pursuant to the terms of the A&R SPA, the Company agreed to sell 10,238,910 units (the “Units”), each Unit consisting of one Share and a Warrant to purchase three Shares with a purchase price per Unit of $2.93.

On April 14, 2022, the transaction contemplated by the A&R SPA closed. The gross proceeds to the Company from this offering were approximately $30 million.

 New Business Model Operations

The Company plans to further develop its operations of blockchain and NFT related businesses, including consultancy services, development of NFT marketplace and “Play-to-Earn” style blockchain-based online games. “Play to Earn” is essentially a business model powered by blockchain technology, where players can acquire in-game assets or token ownership by recharging and playing games.

Meanwhile, the Company is actively seeking other strategic partners with resources that can expand its blockchain and NFT businesses.

The Company has recruited a global management team and technology research and development team to develop new products and new business directions that combine education and technology to provide online service in Metaverse. In order to diversify the political and legal risks result from the scrutiny from the PRC regulations in regard with the digital assets, the Company has also decided to expand its business outside China, such as United States and Canada.

The Company has set up the new corporate structure for its new business stream as follows:

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

For investments in privately-held companies, management’s assessment of fair value is based on valuation methodologies such as discounted cash flows, estimates of revenue and appraisals, as applicable. We consider and apply the assumptions that we believe market participants would use in evaluating estimated future cash flows when utilizing the discounted cash flow or estimates of revenue valuation methodologies.  In the event the fair value of an investment declines below our cost basis, management determines if the decline in fair value is other than temporary and records an impairment accordingly.

As of December 31, 2021, our investment merely includes a non-marketable investment in a privately held company incorporated in British Virgin Islands without readily determinable market values. We elected the measurement alternative under which we measured the investment at cost minus impairment with an adjustment to the changes from observable price changes in orderly transactions for the similar investments of the same issuer.

Management considered market conditions as the result of the global pandemic and other global macroeconomic conditions and the potential impact on the value of the Company’s investment; accordingly, management conducted a review of each of its investments. After its review management determined that the future undiscounted cash flows were less than the carrying cost of our non-marketable investment and recognized an impairment charge, $1,333,506, against our non-marketable investment. Management estimated future revenues and costs, and the related cash flows regarding this investment, as well as applying assumptions regarding the proper inputs into the weighted average cost of capital which included the consideration of comparable market participants and the Company’s own capital structure in developing a discounted flow model to determine an update carrying value for the private-held investment.

The carrying value is measured as the total initial cost minus impairment.  The carrying value for our non-marketable investment is summarized below:

	December 31,	December 31,
	2021	2020

Total initial cost	$10,630,120	$—
Cumulative net gain (loss)	—	—
Provision for impairment	(1,333,506)	—
Total carrying value	$9,296,614	$—

For the year ended December 31, 2021, we did not incur any unrealized gain or loss in connection with the non-marketable investment.  Since the investment was acquired in August 2021, there was no unrealized gain or loss incurred for the year ended December 31, 2020.

5. ASSET IMPAIRMENTS

Our subsidiary, Hong Kong Takung, recorded asset impairment charges totally $16,538,781, as a result of the deconsolidation of Tianjin Takung due to the loss of control of Tianjin Takung in the fourth quarter of 2021. Hong Kong Takung considered the receivables from Tianjin Takung to be uncollectible and wrote off its investment in Tianjin Takung. These charges have been included in the loss from discontinued operations for the year ended December 31, 2021.

The following represents the detail of the asset impairments for the year ended December 31, 2021.

	December 31,	December 31,
	2021	2020

Receivables from Tianjin Takung	$16,388,254	$—
Investment in Tianjin Takung	150,527	—
Subtotal	16,538,781	—
Less: asset impairments – discontinued operations	$(16,538,781)	$—
Total	—	—

6. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, the prepaid services for maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

	December 31, 2021	December 31, 2020
Prepaid tax	$-	$32,262
Prepaid service fees	196,497	202,647
Staff advance	-	2,299
Deposit	5,557	35,879
Other current assets	2,791	6,300
Less: allowance for doubtful accounts	-	-
Subtotal	204,845	279,387
Less: Prepayment and other current assets, net – discontinued operations	(34,937)	(137,137)
Prepayment and other current assets, net	$169,908	$142,250

For the years ended December 31, 2021 and 2020, the Company did not incur provision for doubtful accounts.

7. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	December 31, 2021	December 31, 2020
Listing fee	$154,771	$154,771
Consultancy service	120,000	-
Less: allowance for doubtful accounts	(154,771)	-
Subtotal	120,000	-
Less: Accounts receivables, net- discontinued operations	-	(154,771)
Account receivables, net	$120,000	$-

During December 31, 2021 and 2020, we recognized $154,387 and nil, respectively, in provision for doubtful accounts.

8. LOAN RECEIVABLES

The following table sets forth a summary of the loan agreements in loan receivables balance, which had been excluded from the consolidated financial statements due to the deconsolidation of Tianjin Takung:

					December 31,	December 31,
					2021	2020
					Amount in	Amount in
			Original	Outstanding	Reporting	Reporting	Annual
			Amount	Balance	Currency	Currency	Interest	Repayment
Date	Borrower	Lender	(RMB)	(RMB)	(USD)	(USD)	Rate	Due Date
7/18/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	$784,609	$766,284	0%	4/1/2022
8/29/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	5,000,000	5,000,000	784,609	766,284	0%	4/1/2022
9/20/2019	Chongqing Aoge Import and Export Co.	Tianjin Takung	4,000,000	4,000,000	627,688	613,027	0%	4/1/2022
11/30/2020	Tianjin Zhiyuan Enterprise Management Co., Ltd	Tianjin Takung	6,500,000	3,028,603	-	464,153	6%	2/2/2021
					2,196,906	2,609,748
			Less:	Loan receivable-a discontinued operations	(2,196,906)	(2,609,748)
			Total		$-	$-

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

9. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2021	December 31, 2020
Furniture, fixtures and equipment	$63,392	$218,430
Leasehold improvements	23,078	23,216
Computer trading and clearing system	2,429,883	3,468,346
Transport equipment	-	110,245
Sub-total	2,516,353	3,820,237
Less: accumulated depreciation	(2,428,936)	(3,382,241)
Subtotal	87,417	437,996
Less: Property and equipment, net – discontinued operations	(80,534)	(437,996)
Property and equipment, net	$6,883	$-

Depreciation expense for the continuing operations was $117 and $5,229 for the years ended December 31, 2021 and 2020, respectively.

Depreciation expense for the discontinued operations was $125,189 and $454,286 for the years ended December 31, 2021 and 2020, respectively

As of December 31, 2021, the ending balance of the property and equipment, net for Tianjin Takung was $80,534 and the respective depreciation expense for the year ended December 31, 2021 was $149,975.

10. INTANGIBLE ASSETS

	December 31, 2021	December 31, 2020
Intangible assets	$22,372	$22,504
Less: accumulated amortization	-	-
Subtotal	22,372	22,504
Less: Intangible assets – discontinued operations	(22,232)	(22,364)
Total Intangible assets	$140	$140

11. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2021 and 2020 consisted of:

	December 31, 2021	December 31, 2020
Deposit – non-current	$18,396	$18,312
Prepayment – non-current	-	282
Subtotal	18,396	18,594
Less: Other non-current assets – discontinued operations	(18,396)	(18,594)
Total other non-current assets	$-	$-

12. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of December 31, 2021 and 2020 consisted of:

	December 31,	December 31,
	2021	2020
Accruals for consulting fees	$266,304	$267,427
Accruals for professional fees	90,642	365,634
Payroll payables	55,964	80,026
Trading and clearing system	2,364	-
Other payables	1,546	15,001
Subtotal	416,820	728,088
Less: Accrued expenses and other payables- discontinued operations	(273,391)	(720,077)
Total accrued expenses and other payables	$143,429	$8,011

13. SHORT-TERM BORROWINGS FROM A THIRD PARTY

In July 2019, Hong Kong Takung entered into HKD Loans with Friend Sourcing with interest accruing at a rate of 8% per annum. The HKD Loans are to provide Hong Kong Takung with sufficient HKD currency to meet its working capital requirements. Friend Sourcing is a non-related party to the Company. On April 1, 2021, Hong Kong Takung extended the due date of the HKD Loans with Friend Sourcing to July 30, 2021. On August 1, 2021, Hong Kong Takung further extended the financing with Friend Souring to April 1, 2022. An interest payment, $86,795, was made on October 22, 2021.

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

Date	Borrower	Lender	December 31, 2021 (USD)	December 31, 2020 (USD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Hong Kong Takung	Friend Sourcing Ltd.	$713,874	$718,127	8%	4/1/2021
8/29/2019	Hong Kong Takung	Friend Sourcing Ltd.	$695,291	$699,434	8%	4/1/2021
9/20/2019	Hong Kong Takung	Friend Sourcing Ltd.	$556,233	$559,548	8%	4/1/2021
		Less: Discount loan payable	$-	$-
			1,965,398	1,977,109
		Less: Short-term borrowings from third party- discontinued operations :	(1,965,398)	(1,977,109)

		Total	$-	$-

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of December 31, 2021 and 2020. The fair value of the short-term borrowings approximates their carrying amounts. The weighted average short-term borrowings were $1,965,398 and $1,247,691 for the years ended December 31, 2021 and 2020, respectively. The interest expenses for the short-term borrowings were $86,795 and $163,401 for the years ended December 31, 2021 and 2020, respectively.

14. RELATED PARTY BALANCES AND TRANSACTIONS

The following is a list of directors and related parties to which the Company has transactions with:

(a)	Jianping Mao (“Mao”), Human Resources Management Director of Hong Kong Takung;

(b)	Jing Wang (“Wang”), former Chief Financial Officer of the Company from June 1, 2020 through June 1, 2021 and former legal representative of Tianjin Takung during period from May 28, 2020 to September 24, 2020. On June 1, 2021, the term of the employment of Wang expired;

(c)	Sze Chan (“Chan”), Vice President of Hong Kong Takung since November 17, 2020.

Amount due from related parties

Amount due from related parties consisted of the following as of the years indicated:

	December 31,	December 31,
	2021	2020

Chan (c)(i)	$-	$-
Wang(b)(i)	-	6,225,134
Mao(a)(ii)	-	111,099
Less: allowance for doubtful accounts (ii)	-	(111,099)
Subtotal	$-	$6,225,134
Less : Amount due from related parties – discontinued operations	-	(6,225,134)
Total	$-	$0

Amount due from related parties of Tianjin Takung as of December 31, 2021 was $6,374,007. This amount consisted of the loan receivable due from Chan.

Amount due to related parties

Amount due to related parties consisted of the following as of the years indicated:

	December 31,	December 31,
	2021	2020

Chan (c)(i)	$6,410,585	$—
Wang (b)(i)	—	6,448,784
Subtotal	6,410,585	6,448,784
Less: amount due to related parties – discontinued operations	(6,410,585)	(6,448,784)
Total	$—	$—

(i)	Amount due to and due from Wang and Chan

On May 29, 2020, Hong Kong Takung entered into an interest-free loan agreement (the “HK Dollar Working Capital Loan”) with Wang for the loan of $6,410,585 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2021. Hong Kong Takung extended the loan with Wang with the maturity date on May 15, 2022. On May 29, 2021, the loan agreement was transferred to Chan with the identical maturity date.

In a meantime, Tianjin Takung entered into an interest-free loan agreement (the “RMB Working Capital Loan”) with Wang for the loan of $6,374,007 (RMB40,619,000) with the maturity date of the loan as May 15, 2021. Tianjin Takung is currently negotiating an extension of the loan with Wang. Tianjin Takung extended the loan arrangement with Wang with the maturity date on May 15, 2022.   On May 29, 2021, the loan agreement was transferred to Chan with the identical maturity date.

Through an understanding between Chan and the Company, the HK Dollar Working Capital Loan is “secured” by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

The amount due from Chan was recognized by Tianjin Takung and was deconsolidated as of December 31, 2021.

(ii) Amount due to and due from Mao

The amount due from Mao is primarily related to the lease deposit from Mao. On May 13, 2019, the Company entered into a non-cancellable lease agreement with a related party, Mao for its office location in Tianjin, PRC. The leased office location is approximately 2,090.61 square meters. The lease was set to expire on May 12, 2021. The Company is charged rent at a rate of $0.55 per square meter per day. The agreement requires a lump sum payment of $224,753 (RMB1,449,838) every six months and a deposit of $111,099 (RMB724,919). On May 12, 2020, the Company terminated the lease and recognized bad debt expense of $113,755 related to the deposit paid to Mao due to the remote likelihood of collecting the rent deposit. No related lease liability was recognized as of December 31, 2020 and December 31,2021.

15. INCOME TAXES

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

As of December 31, 2021 and 2020, the Company in the United States had $11,935,256 and $1,454,286 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

Hong Kong

Two-tier Profits Tax Rates

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $257,311) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Takung Art Holdings and Hong Kong MQ are wholly owned and under the control of Takung U.S, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected Hong Kong Takung to be subject to the two-tier profits tax rates.

The provision for current income and deferred taxes of Hong Kong Takung has been calculated by applying the new tax rate of 8.25%. Takung Art Holdings and Hong Kong MQ still apply the original tax rate of 16.5% for its provision for current income and deferred taxes.

As of December 31, 2021 and 2020, the Company’s subsidiaries in Hong Kong had $6,194,177 and $6,327,044 in net operating loss carry forwards available to offset future taxable income, respectively. These net operating losses will be carryforward indefinitely under Hong Kong Profits Tax regulation.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company in PRC had $215,555 and $38,985 in net operating loss carryforwards available to offset future taxable income, respectively. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carryback of losses is not permitted. If not utilized, the PRC net operating loss of $153,521 and $62,034 will expire in 2025 and 2026, respectively.

The income tax expense was $512,395 and $12,550 for the years ended December 31, 2021 and 2020, respectively, related primarily to the Company’s subsidiaries located outside of the U.S. The loss before provision for income taxes for the years ended December 31, 2021 and 2020 was as follows:

The income tax provision consists of the following components:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current income tax expenses, continuing operations	-	-
Current income tax expenses, discontinued operations	-	101,756
Total current	$-	$101,756

Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred income tax expenses, continuing operations	-	-
Deferred income tax expenses, discontinued operations	512,395	(89,206)
Total deferred	$512,395	$(89,206)
Total income tax expense	$512,395	$12,550

Deferred tax expense in an amount of $126,630 which was pertinent to the derecognition of deferred tax assets of Tianjin Takung for the year ended December 31, 2021 and was excluded from the consolidated financial statements for the year ended December 31, 2021 due to the deconsolidation of Tianjin Takung.

A reconciliation between the Company’s actual provision for income taxes is as follow:

Continuing operations

The effective tax rate for the continuing operations was 0% for the years ended December 31, 2021 and 2020, respectively.

	For the year ended December 31, 2021	For the year ended December 31, 2020
Loss before income tax expense	$(13,447,956)	$(770,073)
Computed tax benefit with statutory tax rate	(2,824,071)	(161,715)
Impact of different tax rates in other jurisdictions	(1,384)	(5,365)
Effect of preferred tax rate	-	-
Tax effect of non-deductible expenses	775	383,723
U.S. tax on foreign entities	-	280,444
Changes in valuation allowance	2,920,437	(497,087)
Previous years unrecognized tax effects	(95,757)	-
Total income tax expense	$-	$-

Discontinued operations

The effective tax rate for the discontinued operations was (3.2)% and 7.4% for the years ended December 31, 2021 and 2020, respectively.

	For the year ended December 31, 2021	For the year ended December 31, 2020
(Loss) Income before income tax expense	$(16,113,160)	$169,985
Computed tax benefit with statutory tax rate	(3,383,764)	35,696
Impact of different tax rates in other jurisdictions	(81,864)	29,994
Effect of preferred tax rate	2,136,292	(72,807)
Tax effect of non-deductible expenses	1,370,731	74,581
U.S. tax on foreign entities	-	-
Changes in valuation allowance	474,442	(127,988)
Previous years unrecognized tax effects	(3,442)	73,074
Total income tax expense	$512,395	$12,550

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities are as follows:

Continuing operations

	As of December 31,	As of December 31,
	2021	2020
Deferred tax assets
Tax loss carried forward	$2,506,404	$305,400
Provision for impairment loss	280,036	-
Unvested restricted shares	444,465	-
Total deferred tax assets	3,230,905	305,400
Less: valuation allowance	(3,230,905)	(305,400)
Total Deferred tax assets, net of valuation allowance	-	-

Deferred tax liabilities
Total Deferred tax liabilities	$-	$-
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

Discontinued operations

	As of December 31,	As of December 31,
	2021	2020
Deferred tax assets
Tax loss carried forward	$510,890	$530,459
Deferred advertising expenses	-	1,149
Provision for doubtful accounts	153,854	114,943
PPE, due to difference in depreciation	2,010	-
Others	-	(7,691)
Total deferred tax assets	666,754	638,860
Less: valuation allowance	(666,754)	(638,860)
Total Deferred tax assets, net of valuation allowance	-	-

Deferred tax liabilities
Total Deferred tax liabilities	$-	$-
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

Deferred tax assets and valuation allowance against the deferred assets in an amount of $173,259 of Tianjin Takung was excluded from the consolidated financial statements as of December 31, 2021 due to the deconsolidation of Tianjin Takung. As of December 31, 2020, the deferred tax asset balance for Tianjin Takung was $125,190.

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	December 31, 2021	December 31, 2020
Uncertain tax liabilities, beginning of period, discontinued operations	$101,789	$-
Additions for tax position of current period		101,789
Settlements with tax authority during current year	(101,789)
Uncertain tax liabilities, end of period, discontinued operations	$-	$101,789

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the consolidated financial statements as of December 31, 2021 and 2020. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of December 31, 2021 and 2020, respectively.

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

16. LEASES

The Company has operating leases for its office facilities and artwork storages. The Company’s leases have remaining terms of less than one year to approximately nine years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases by balance sheet location as of December 31, 2021 and 2020:

Assets/liabilities	Classification	As of December 31, 2021	As of December 31, 2020
Assets
Operating lease right-of-use assets, continuing operations	Operating lease assets	$-	$-
Operating lease right-of-use assets, discontinued operations	Operating lease assets	62,397	183,409
Total operating lease right-of-use assets		$62,397	$183,409

Liabilities
Current
Operating lease liability – current, continuing operations	Current operating lease liabilities	$-	$-
Operating lease liability – current, discontinued operations	Current operating lease liabilities	62,397	72,367
Total operating lease liability – current		$62,397	$72,367

Long-term
Operating lease liability – non-current, continuing operations	Long-term operating lease liabilities	$-	$-
Operating lease liability – non-current, discontinued operations	Long-term operating lease liabilities	-	103,379
Total operating lease liability – non-current		$-	$103,379

Total lease liabilities – continuing operations		$-	$-
Total lease liabilities – discontinued operations		$62,397	$175,746

The operating lease expense, including two lease arrangements from a related party, for the year ended December 31, 2021 and 2020 was as follows:

		For the year ended	For the year ended
Lease Cost	Classification	December 31, 2021	December 31, 2020
Operating lease cost	Cost of revenue, general and administrative expenses	$108,580	$593,962

Total lease cost		$108,580	$593,962
Operating lease cost-discontinued operations	Cost of revenue, general and administrative expenses	(108,580)	(593,962)
Total lease cost		$-	$-

Operating lease cost of Tianjin Takung for the year ended December 31, 2021 was $286,878. This amount was excluded from the consolidated financial statements due to the deconsolidation of Tianjin Takung.

Maturities of operating lease liabilities as of December 31, 2021 were as follow:

Maturity of Lease Liabilities	Operating Leases
2022	$65,021
2023	-
2024	-
2025	-
2026	-
Thereafter	-
Total undiscounted lease payments	$65,021
Less: interest	(2,624)
Present value of lease payments	$62,397

Supplemental information related to operating leases was as follows:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities – continuing operations	$-	$-
Cash paid for amounts included in the measurement of lease liabilities – discontinued operations	$66,793	$243,077
New operating lease assets obtained in exchange for operating lease liabilities – continuing operations	$-	$-
New operating lease assets obtained in exchange for operating lease liabilities – discontinued operations	$-	$124,760

Weighted average remaining lease term – continuing operations	-	-
Weighted average remaining lease term – discontinued operations	1.0 year	2.7 years
Weighted average discount rate – continuing operations	-	-
Weighted average discount rate – discontinued operations	8%	8%

17. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company purchased property and equipment which the payment was due within one year. As of December 31, 2021 and 2020, the Company had no capital commitments.

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

Except for the above, as of December 31, 2021 and through the issuance date of the consolidated financial statements included in this Form 10-K, the Company does not have any other significant indemnification claims.

Due to the deconsolidation of Tianjin Takung, the ending balance of our restricted cash totaling $52,215,458 and $9,144,610 as of December 31, 2021 and 2020, respectively, was not included in our consolidated financial statements and was reclassified to current assets – a deconsolidated entity. The Company could be exposed to claims made by the PRC customers for the return of their deposits at the Tianjin Takung’s restricted cash accounts. Any claims against Hong Kong Takung, though it is a limited company, that are ultimately successful, could have a material adverse effect on the Company’s financial position, operating results and cash holdings unless Hong Kong Takung is disposed or wound dowm.

18. NET (LOSS) EARNINGS PER SHARE

The computation of the Company’s basic and diluted net loss per share is as follows:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Numerator:
Net loss-continuing operations	$(13,447,956)	$(770,073)
Net (loss) income – discontinued operations	(16,625,555)	157,435
Total net loss	(30,073,511)	(612,638)

Denominator:
Weighted-average shares outstanding-Basic	12,383,741	11,264,128
Stock options and restricted shares	-	99,289
Weighted-average shares outstanding-Diluted	12,383,741	11,363,417
Loss per share-continuing operations
-Basic	$(1.09)	$(0.07)
-Diluted	$(1.09)	$(0.07)

(Loss) earnings per share-discontinued operations
-Basic	$(1.34)	$0.01
-Diluted	$(1.34)	$0.01

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Due to the loss for the year ended December 31, 2020, approximately 100,890 options were excluded from the calculation of diluted net loss per share for the continuing operations. For the net income from a deconsolidated entity, $86,831 for the year 2020, a weighted average of potential common stock to be issued, 99,289 shares, was included in the calculation of diluted earnings from a deconsolidated entity per share if all options were exercised and converted into common stock.

As of December 31, 2021, there were no outstanding stock options and no other securities that would potentially be converted to additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued were excluded from the calculation of diluted net loss per share.

19. STOCKHOLDERS’ EQUITY

Share Options:

The exercise price of share options ranged from $2.91 to $3.65 and the requisite service period ranged from two to five years.

10,178 share options have been vested during the fiscal year ended December 31, 2020, and no share options were forfeited nor exercised in the year ended December 31, 2020.

10,178 share options have been vested during the fiscal year ended December 31, 2021. 56,000 and 5,065 stock options were exercised on April 12, 2021 and May 25, 2021, respectively. As a result of the exercise, 61,065 shares of common stock were issued. The remaining 39,825 share options were unexercised and expired in the year ended December 31, 2021.

The number of share options as of December 31, 2021 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding, beginning of year	100,890	$3.08	0.07	-
Granted	-	-	-	-
Exercised	(61,065)	2.96	-	-
Forfeited or expired	(39,825)	3.26	-	-
Outstanding, end of year	-	-	-	-
Exercisable, end of year	-	-	-	-
Expected to vest	-	$-	-	-

Award of restricted shares:

On May 27, 2020, 10,000 shares of common stock were granted to the Company’s SEC legal counsel as a compensation for legal advisory services rendered.

On April 21, 2021, the board of directors of the Company approved an issuance of 335,000 shares of common stock as share-based awards to its independent directors, employees and consultants under the 2015 Incentive Stock Plan. The Company recognized a share-based compensation expense of $6,863,815 in connection with this issuance in April 2021.

On May 28, 2021, the Company entered into a Securities Purchase Agreement with a company incorporated in British Virgin Islands (“BVI entity”).  In exchange for an aggregate amount of 86,560 shares of common stock of the BVI entity, the Company shall remit $500,000 in cash and issue 572,000 restricted shares of the Company to the BVI entity.  On August 21, 2021, both parties entered into an Amendment to Securities Purchase Agreement and the number of restricted shares of the Company to be issued to the BVI entity was increased to 1,558,480.  The Company remitted the cash payment of $500,000 to the BVI entity on August 20, 2021.  On September 9, 2021, an aggregate amount of 1,558,480 restricted shares at a price of $6.5 was issued to the BVI entity.  The Company recognized the net carrying amount of this equity investment, $9,296,614, an initial cost of $10,630,120 with an impairment charge, $1,333,506, in noncurrent asset.

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

On July 9, 2021, the Company entered into an Advisory Agreement with an independent institutional contractor for exploring potential investors and projects to advance new business development.  Upon signing the agreement, an aggregate of 160,000 shares of common stock at a price of $11.86 was awarded to the contractor under the 2015 Incentive Stock Plan. The Company recognized a share-based compensation expense of $1,897,600 in connection with this issuance in July 2021.

On November 30, 2021, the board of directors of the Company approved an issuance of 415,000 shares of common stock as restricted share-based awards to its independent consultants and employees under the Rule 144 of the Securities Act of 1933. The restricted shares were issued on November 30, 2021. The Company recognized a share-based compensation of $2,116,500 in relation to this issuance in November 2021.

The following table sets forth changes in compensation-related restricted share awards during year ended December 31, 2021. The Company uses fair market value of its common stock publicly traded on the date of the grant to determine the fair value of restricted shares.

	Number of	Weighted Average Grant Date	Weighted Average Remaining Contractual
	Shares	Fair Value	Term
Unvested at December 31, 2020	-	$-	0.00 year
Granted	910,000	11.95	0.41 year
Forfeited	-	-	-
Vested	(495,000)	5.10	0.00 year
Unvested at December 31, 2021	415,000	$5.10	0.41 year

The share-based compensation expenses recognized, including the offering of restricted shares, were $10,881,967 and $37,527 during the years ended December 31, 2021 and 2020, respectively.

20. SUBSEQUENT EVENT

On January 7, 2022, the Company incorporated a wholly-owned subsidiary, NFT Exchange Limited, in Wyoming.

On January 27, 2022, the Company incorporated a wholly-owned subsidiary of NFT Exchange, Metaverse Digital Payment Co., Limited (“Metaverse”) in Hong Kong.

On February 16, 2022, the Company entered into certain securities purchase agreement (the “Feb 16 SPA”) with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company agreed to sell 11,770,240 units, each consisting of one share of the common stock of the Company, par value $0.001 per share (the “Common Stock”) and a warrant to purchase three shares of Common Stock. The purchase price of each Unit is $2.5488. The gross proceeds to the Company from this offering will be approximately $30 million.

On February 23, 2022, the Company and the Purchasers agreed to terminate the Feb 16 SPA pursuant to certain Termination Agreement and entered into a new securities purchase agreement (the “Feb 23 SPA”). The Feb 16 SPA and the Feb 23 SPA are substantially on the same terms except the per Unit purchase price. Pursuant to the Feb 23 SPA, the Company agreed to sell 11,952,190 units (the “Units”), each consisting of one share of Common Stock (the “Shares”) and a warrant (the “Warrant”) to purchase three shares of Common Stock. The purchase price of each Unit is $2.51. The gross proceeds to the Company from this offering will be approximately $30 million. The Warrants are exercisable at any time after the six-month anniversary of the issuance date at an initial exercise price of $3.1375 for cash (the “Warrant Shares”). The Warrants may also be exercised cashlessly if at any time after the nine-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares. The Warrants shall expire five and a half years from its date of issuance. The Warrants are subject to customary anti-dilution provisions reflecting stock dividends and splits or other similar transactions.

On March 9, 2022, the Company and the Purchasers agreed to amend and restated the Feb 23 SPA to make amendments to the number of units, per unit purchase price and the term of warrants underlying the units (the “Amended SPA”). Pursuant to the Amended SPA, the Company agreed to sell 10,238,910 units (the “Units”), each consisting of one share of Common Stock (the “Shares”) and a warrant (the “Warrant”) to purchase three shares of Common Stock. The purchase price of each Unit is $2.93. On April 14, 2022, the transaction contemplated by the Amended SPA closed. The gross proceeds to the Company from this offering were approximately $30 million.

Other than the events aforementioned, the Company has evaluated subsequent events through the date of issuance of the consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

PROFORMA CONDENSED DECONSOLIDATED FINANCIAL STATEMENTS

TAKUNG ART CO., LTD AND SUBSIDIARIES

PROFORMA CONDENSED DECONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020

	December 31, 2020 As previously reported	Less: Tianjin Takung	Reclassification		December 31, 2020 Deconsolidated
ASSETS
Current assets
Cash and cash equivalents	$4,698,135	$3,922,665	$(744,282	)(1)	$31,188
Restricted cash	9,144,610	9,144,610	-		-
Account receivables, net	154,771	-	(154,771	)(1)	-
Prepayment and other current assets, net	279,387	79,539	(57,598	)(1)	142,250
Amount due from related parties	6,225,134	6,225,134	-		-
Loan receivables	2,609,748	2,609,748	-		-
Amount due from affiliated entities	-	1,379,393	1,379,393	(1)	-

Current assets-discontinued operations	-	-	22,938,347	(1)	22,938,347
Total current assets	23,111,785	23,361,089	23,361,089		23,111,785

Non-current assets
Property and equipment, net	437,996	231,939	(206,057	)(1)	-
Intangible assets	22,504	-	(22,364	)(1)	140
Deferred tax assets, net	638,860	125,190	(513,670	)(1)	-
Operating lease right-of-use assets	183,409	-	(183,409	)(1)	-
Other non-current assets	18,594	-	(18,594	)(1)	-
Non-current assets- discontinued operations	-	-	1,301,223	(1)	1,301,223
Total non-current assets	1,301,363	357,129	357,129		1,301,363
Total assets	$24,413,148	$23,718,218	23,718,218		24,413,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$728,088	$436,674	(283,403	)(1)	8,011
Customer deposits	9,144,610	-	(9,144,610	)(1)	-
Advance from customers	17,412	-	(17,412	)(1)	-
Short-term borrowings from a third party	1,977,109	-	(1,977,109	)(1)	-
Amount due to related parties	6,448,784	-	(6,448,784	)(1)	-
Operating lease liabilities, current	72,367	-	(72,367	)(1)	-
Amount due to affiliated entities	-	23,974,218	23,974,218	(1)	-
Tax payables	106,354	20,003	(86,351	)(1)	-
Current liabilities- discontinued operations	-	-	18,486,713	(1)	18,486,713
Total current liabilities	18,494,724	24,430,895	24,430,895		18,494,724

Operating lease liabilities, non-current	103,379	-	(103,379)		-
Noncurrent liabilities-discontinued operations	-	-	103,379		103,379
Total noncurrent liabilities	103,379	-	-		103,379

Total liabilities	18,598,103	24,430,895	24,430,895		18,598,103

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 11,271,379 shares issued and outstanding as of December 31, 2020)	11,271	-	-		11,271
Additional paid-in capital	6,358,115	144,163	144,163	(1)	6,358,115
Accumulated deficits	(226,311)	(855,637)	(855,637	)(1)	(226,311)
Accumulated other comprehensive loss	(328,030)	(1,203)	(1,203	)(1)	(328,030)
Total stockholders’ equity	5,815,045	(712,677)	(712,677)		5,815,045
Total liabilities and stockholders’ equity	$24,413,148	$23,718,218	23,718,218		24,413,148

TAKUNG ART CO., LTD AND SUBSIDIARIES

PROFORMA CONDENSED DECONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31, 2020

	December 31, 2020 As previously reported	Less: Tianjin Takung	Reclassification		December 31, 2020 Deconsolidated
Revenue
Listing fee	$815,748	$-	$(815,748	)(2)	$-
Commission	3,288,077	-	(3,288,077	)(2)	-
Management fee	463,397	-	(463,397	)(2)	-
Service income	-	4,242,507	4,242,507	(2)	-
Total revenue	4,567,222	4,242,507	(324,715)		-

Cost of revenue	(2,287,404)	(1,901,264)	386,140	(2)	-
Gross profit	2,279,818	2,341,243	61,425		-

Operating expenses
General and administrative expenses	(3,455,249)	(1,307,224)	1,367,328	(2)	(780,697)
Selling expense	(390,112)	(383,071)	-		(7,041)
Total operating expenses	(3,845,361)	(1,690,295)	1,367,328		(787,738)

(Loss) income from operations	(1,565,543)	650,948	1,428,753		(787,738)

Other income and expenses:
Other income	239,788	108,449	(124,673	)(2)	6,666
Loan interest expense	(163,401)	-	163,401	(2)	-
Exchange gain (loss)	889,068	(9,559)	(887,628	)(2)	10,999
Total other income	965,455	98,890	(848,900)		17,665

(Loss) income before income taxes	(600,088)	749,838	579,853	(2)	(770,073)

Income tax (expense) benefit	(12,550)	118,314	130,864	(2)	-

Net (loss) income from continuing operations	(612,638)	868,152	710,717		(770,073)

Income from a discontinued operation, net of income taxes:
Income from the operation of discontinued operations	-	-	169,985	(2)	169,985)
Current tax expense – discontinued operations	-	-	(101,756	)(2)	(101,756)
Deferred tax benefit- discontinued operations	-	-	89,206	(2)	89,206
Net loss from discontinued operations	-	-	157,435		157,435

Net loss	(612,638)	868,152	868,152		(612,638)

Foreign currency translation adjustment	(55,001)	(51,869)	(51,869)		(55,001)

Comprehensive (loss) income	$(667,639)	$816,283	$816,283		$(667,639)

Loss (earnings) per share on proforma basis
Basic	$(0.05)	$0.08	$-		$-
Diluted	$(0.05)	$0.08	$-		$-

Loss per share from continuing operations
Basic and diluted	$-	$-	$-		$(0.07)

Earnings per share from discontinued operations
Basic	$-	$0.08	$-		$0.01
Diluted	$-	$0.08	$-		$0.01

Weighted average number of shares of common stock outstanding –basic	11,264,128	11,264,128	-		11,264,128
Weighted average number of shares of common stock outstanding –diluted	11,264,128	11,363,417	-		11,363,417

TAKUNG ART CO., LTD AND SUBSIDIARIES

ROFORMA CONDENSED DECONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2019

	December 31, 2019 As previously reported	Less: Tianjin Takung	Reclassification		December 31, 2019 Deconsolidated
Revenue
Listing fee	$284,210	$-	$(284,210	)(3)	$-
Commission	2,438,756	-	(2,438,756	)(3)	-
Management fee	450,048	-	(450,048	)(3)	-
Service income	-	2,622,025	2,622,025	(3)	-
Total revenue	3,173,014	2,622,025	(550,989)		-

Cost of revenue	(1,861,577)	(1,285,768)	575,809	(3)	-
Gross profit	1,311,437	1,336,257	24,820		-

Operating expenses
General and administrative expenses	(4,662,313)	(1,695,311)	1,947,340	(3)	(1,019,662)
Selling expense	(301,460)	(270,981)	15,828	(3)	(14,651)
Total operating expenses	(4,963,773)	(1,966,292)	1,963,168		(1,034,313)

(Loss) income from operations	(3,652,336)	(630,035)	1,987,988		(1,034,313)

Other income and expenses:
Other (expenses) income	(63,221)	73,040	33,794	(3)	(102,467)
Loan interest expense	(57,474)	-	57,474	(3)	-
Exchange (loss) gain	(246,506)	1,962	363,918	(3)	115,450
Total other income	(367,201)	75,002	455,186		12,983

Loss before income taxes	(4,019,537)	(555,033)	2,443,174	(3)	(1,021,330)

Income tax expense	(73,269)	(236,732)	(163,463	)(3)	-

Net loss from continuing operations	(4,092,806)	(791,765)	2,279,711		(1,021,330)

Loss from discontinued operations, net of income taxes:
Loss from the operation of discontinued operations	-	-	(2,998,207	)(3)	(2,998,207)
Income tax expense - discontinued operations	-	-	(73,269	)(3)	(73,269)
Net loss from discontinued operations	-	-	(3,071,476)		(3,071,476)

Net loss	(4,092,806)	(791,765)	(791,765)		(4,092,806)

Foreign currency translation adjustment	29,673	15,350	15,350		29,673

Comprehensive loss	$(4,063,133)	$(776,415)	$(776,415)		$(4,063,133)

Loss per share on proforma basis
Basic and diluted	$(0.36)	$(0.07)	$-		$-

Loss per share from continuing operations
Basic and diluted	$-	$-	$-		$(0.09)

Loss per share from discontinued operations
Basic and diluted	$-	$(0.07)	$-		$(0.27)

Weighted average number of shares of common stock outstanding –basic and diluted	11,246,119	11,246,119	-		11,246,119

TAKUNG ART CO., LTD AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The company’s subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) was deconsolidated as a result of a loss of control over Tianjin Takung as discussed in Note 3.

The following unaudited consolidated condensed pro forma financial statements (“pro forma financial statements”) are based upon the historical consolidated financial statements of Takung Art Co., Ltd and Subsidiaries (“Takung”), adjusted to reflect the deconsolidation of Tianjin Takung and reclassification of Hong Kong Takung to a discontinued operation. Tianjin Takung will be deconsolidated from the Takung’s consolidated financial statements prospectively. Subsequent to the deconsolidation, we will derecognize our investment in Tianjin Takung, which is reflected as a pro forma adjustment in the unaudited consolidated condensed pro forma balance sheet (“pro forma balance sheet”).

The unaudited pro forma condensed consolidated statement of operations and comprehensive income for the year ended December 31, 2020 and 2019 gives effect to the deconsolidation of Tianjin Takung and reclassification of Hong Kong Takung from a continuing operation to a discontinued operation as if it had occurred on January 1, 2020 and January 1, 2019, respectively. The unaudited pro forma condensed consolidated balance sheet as of December 31, 2020 gives effect to the deconsolidation of Tianjin Takung and discontinued operation of Hong Kong Takung as if it had occurred on December 31, 2020.

The pro forma consolidated financial information has not been audited and has been furnished for informational purposes only. The pro forma consolidated financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K previously filed with the SEC.

PROFORMA ADJUSTMENTS

Entry No.	Description
(1)	Deconsolidation of assets, liabilities and equity of Tianjin Takung and reclassification of Hong Kong Takung from continuing operations to discontinued operations as of December 31, 2020
(2)	Deconsolidation of revenue and expenses of Tianjin Takung and reclassification of Hong Kong Takung from continuing operations to discontinued operations for the year ended December 31, 2020
(3)	Deconsolidation of revenue and expenses of Tianjin Takung and reclassification of Hong Kong Takung from continuing operations to discontinued operations for the year ended December 31, 2019

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Kwok Leung Paul Li, the Company’s Chief Executive Officer (“CEO”), and Jianguang Qian, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company’s internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not made any changes in internal controls over financial reporting during the year ended December 31, 2020.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of March 31, 2022. Most of our officers and other directors reside year-round in either the PRC or Hong Kong and, therefore, it may be difficult for investors to effect service of process within the U.S. upon the latter or to enforce judgments against them obtained from the United States courts.

The following table sets forth certain information concerning our directors and executive officer:

Name	Age	Position
Kwok Leung Paul Li	36	Chief Executive Officer
Kuangtao Wang	44	Co-Chief Executive Officer
Jianguang Qian	38	Chief Financial Officer
Tak Ching (Anthony) Poon	40	Director
Ronggang (Jonathan) Zhang	61	Director

The following is a summary of the biographical information of our directors and officers:

KWOK LEUNG PAUL LI was appointed as our Chief Executive Officer on July 20, 2021. He has years of experience in the crypto project investment analysis and blockchain advisory area. In January 2021, Mr. Li co-founded Alpha Block Capital, focusing on crypto investment in early stage and incubating potential blockchain projects. In July 2015, he co-founded Minex, a company providing crypto mining machine rental services, and he had been working there since then until February 2021. From August 2018 to September 2019, Mr. Li served as a blockchain advisor at Silkchain, where he provided consulting services on blockchain development. Mr. Li received his Bachelor of Social Science from Hong Kong Shue Yan University in 2008, his Master of Social Science from Hong Kong Polytechnic University in 2014 and his Master of Arts in Christian Studies from Chinese University of Hong Kong in 2017..

KUANGTAO WANG was appointed as our Co-Chief Executive Officer on January 4, 2022. Mr. Wang is a veteran businessman in the art exchange industry. He has been in the art exchange business as general manager of Yongbao Culture and Media Co. Ltd in China since 2007 and he founded an offline art exchange platform. Mr. Wang has extensive experience in business management and an in-depth understanding and vision for the non-fungible token industry. Mr. Wang graduated from Beijing International Business Administration Institute in 2012 with a bachelor’s degree.

JIANGUANG QIAN was appointed as our Chief Financial Officer on January 5, 2022. He has over 15 years of financial management experience in manufacturing, engineering, internet and internet plus enterprises. He is proficient in finance, taxation, financing and financial information management. He has large-scale financial department management experience and cross-functional team management experience. From June 2018 to June 2020, he was a financial director of the Shared Accounting Center of Lv Ma Ma, a listed company on the National Equities Exchange and Quotations in China. He was responsible for Lv Ma Ma ’s accounting and taxation, and had a team of 70 subordinates; he was also in charge of supervising the proposed listing of Lv Ma Ma in Hong Kong, as well as investor relations. He was also responsible for the establishment of and IT transformation of the business finance system of Lv Ma Ma. From April 2013 to July 2014, he worked as the head of finance at Minmetalscondo Co, Ltd, an affiliated company of Minmetals Land (HKG: 0230). In addition, Jianguang Qian served as the Chief Financial Officer during the working period of Merit-link. He was in charge of the business process reengineering of Merit-link, the innovation and financial empowerment of the industrial internet business, and took the lead in the financing and listing of Merit-link during his tenure as the Chief Financial Officer of Youland Group from November 2014 to June 2018. Jianguang Qian’s responsibilities included has financial management, financial and operational analysis and internal audit responsibilities of the Youland Group

TAK CHING (ANTHONY) POON, has over 14 years of experience in the field of banking, accounting and corporate finance. He joined ALE Corporate Services Limited, a Hong Kong company providing accounting and corporate consulting services to small and medium-sized businesses and served as its Chief Executive Officer since April 2018. He is also the Chief Executive Officer and Chairman of ALE Group Holding Ltd., the parent company of ALE Corporate Services Limited. In July 2019, Mr. Poon was appointed as an Independent Non-Executive Director of Precious Dragon Technology Holdings Limited (HKEX 1861) being the Chairman for Audit Committee. From July 2004 to July 2016, he worked in the Hong Kong and Shanghai Banking Corporation Limited under commercial banking department managing corporate relationship team in diverse industry sectors including Textile and Garment, Toys, Electronics and Printing, Property Developer / Non-bank Financial Institution and provide structured financing solution for their funding need. His last position was Senior Vice President in Large Corporates department. Mr. Poon obtained his Bachelor’s degree in Business Administration from the Chinese University of Hong Kong in December 2004, majoring in Professional Accountancy and admitted as a member of the Association of Chartered Certified Accountants.

RONGGANG (JONATHAN) ZHANG, has extensive experience in investment and finance in the industries of international engineering, renewable energy, eco-agriculture, infrastructure. He is also an outstanding consultant in the fields of international laws, blockchain, metaverse, digital economy and crypto currency. Mr. Zhang currently is also acting as a director of SOS Ltd. (NYSE: SOS), a listed company on The New York Stock Exchange, which engages in the business of providing a wide range of data mining and analysis services to corporate and individuals. He is the Chief Executive Officer of 5CGroup International Asset Management Co., Ltd. and Strategic Development Consultant of SG & CO PRC Lawyers, positions he has held since 2015. Mr. Zhang has served since 2015 as master’s supervisor of Zhejiang Sci-Tech University and visiting professor of Zhejiang NDRC Training Center. Mr. Zhang previously served as the Department Chief of Commercial Bureau of HEDA between 2003 and 2015 and as Chief of Investment Bureau of Ningbo Free Trade Zone between 2000 and 2003. Mr. Zhang received his bachelor’s degree at Hubei University in 1987, and Visiting Scholar to University of Newcastle upon Tyne, UK in 1996.

Directors and Officers of Hong Kong Takung

Ms. Yimmei Yu was appointed as director of Hong Kong Takung on June 10, 2021. Under Hong Kong Takung’s Articles of Association and Hong Kong law, Hong Kong Takung is managed by the General Manager who is appointed and supervised by its Board of Directors. A director is appointed by the stockholders for a term of one year or until the next Annual General Meeting and can be re-elected for consecutive terms.

Directors and Officers Tianjin Takung

Mr. Xian Gang Luo was appointed as director and the General Manager of Tianjin Takung since September 24, 2020.

Directors and Officers of Hong Kong MQ

Ms. Yimmei Yu was appointed as director of Hong Kong MQ on June 10, 2021. Under Hong Kong MQ’s Articles of Association and Hong Kong law, Hong Kong MQ is managed by the General Manager who is appointed and supervised by its Board of Directors. A director is appointed by the stockholders for a term of one year or until the next Annual General Meeting and can be re-elected for consecutive terms.

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

	Doug Buerger	Ronggang (Jonathan) Zhang	Tak Ching (Anthony) Poon
High level of financial literacy		X	X

Extensive knowledge of the Company’s business		X

Marketing/Marketing related technology experience	X

Relevant Chief Executive/President or like experience	X		X

Corporate Governance expertise		X	X

Doug Buerger

Marketing/Marketing related technology experience - Mr. Buerger is a scientific consultant with experience leading teams in all phases of pharmaceutical and medical device lifecycle development including research, development, manufacturing, business development, quality, clinical, and regulatory.

Relevant Chief Executive/President experience - Mr. Buerger served as a manager for product development at Hercon Pharmaceuticals, LLC, where he was in charge of coordination of development pipeline, foster innovation mentality and problem-solving skills development in scientific staff personnel, developed and maintained annual departmental budgets

Tak Ching (Anthony) Poon

High level of financial literacy and Relevant Chief Executive experience – Mr. Poon has over 14 years of experience in the field of banking, accounting, and corporate finance. He joined ALE Corporate Services Limited, a Hong Kong company providing accounting and corporate consulting services to small and medium-sized businesses and served as its Chief Executive Officer since April 2018. He is also the Chief Executive Officer and Chairman of ALE Group Holding Ltd., the parent company of ALE Corporate Services Limited. In July 2019, Mr. Poon obtained his Bachelor’s degree in Business Administration from the Chinese University of Hong Kong in December 2004, majoring in Professional Accountancy and admitted as a member of the Association of Chartered Certified Accountants.

Corporate Governance Expertise – Mr. Poon served as an Independent Non-Executive Director of Precious Dragon Technology Holdings Limited (HKEX 1861) being the Chairman for Audit Committee.

Ronggang (Jonathan) Zhang

High level of financial literacy– Mr. Zhang has extensive experience in investment and finance in the industries of international engineering, renewable energy, eco-agriculture, infrastructure. Mr. Zhang previously served as the Department Chief of Commercial Bureau of HEDA between 2003 and 2015 and as Chief of Investment Bureau of Ningbo Free Trade Zone between 2000 and 2003.

Extensive knowledge of the Company’s business – Mr. Zhang an outstanding consultant in the fields of international laws, blockchain, metaverse, digital economy and crypto currency.

Relevant Chief Executive experience – He is the Chief Executive Officer of 5CGroup International Asset Management Co., Ltd.

Corporate Governance Expertise – Mr. Zhang currently is also acting as a director of SOS Ltd., a listed company on The New York Stock Exchange, which engages in the business of providing a wide range of data mining and analysis services to corporate and individuals.

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries), has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

Our business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board of Directors are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our Board of Directors has three committees - the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. The Audit Committee currently consists of Tak Ching (Anthony) Poon, Ronggang (Jonathan) Zhang and Doug Buerger with Tak Ching (Anthony) Poon serving as Chairman. The Compensation Committee currently consists of Tak Ching (Anthony) Poon, Ronggang (Jonathan) Zhang and Doug Buerger with Doug Buerger serving as Chairman. The Governance and Nominating Committee (the “Nominating Committee”) currently consists of with Tak Ching (Anthony) Poon, Ronggang (Jonathan) Zhang and Doug Buerger with Ronggang (Jonathan) Zhang serving as Chairman.

Our Audit Committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our Board of Directors has determined that Tak Ching (Anthony) Poon qualify as audit committee financial experts and have the accounting or financial management expertise as required under NYSE Rule 303A.07(a). Our Board of Directors has also adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.

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

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2021:

Board of Directors	5
Audit Committee	5
Compensation Committee	5
Nominating Committee	5

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

Board Leadership Structure and Role in Risk Oversight

Ms. Doug Buerger is the Company’s Chairman of Board of Director. We have three independent directors. Ms. Kwok Leung Paul Li is our Co-Chief Executive Officer and Mr. Kuangtao Wang is our Co-Chief Executive Officer. Mr. Jianguang Qian is our Chief Financial Officer. They are best situated to serve as our business and industry most capable of identifying strategic priorities and executing our business strategy. We believe that this leadership structure has served the Company well. The Board’s role in the risk oversight of the Company includes, among other things:

●	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

●	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing annually the independence and quality control procedures of the independent auditors;

●	reviewing and approving all proposed related party transactions;

●	discussing the annual audited financial statements with the management; and

●	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish our Company with copies of all Section 16(a) reports they file.

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

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Takung Art Co., Ltd and its subsidiaries, Hong Kong Takung Art Company Limited, Hong Kong Takung Art Holdings Company Limited, Takung (Shanghai) Co., Ltd, Takung Cultural Development (Tianjin) Co., Ltd, Art Era Internet Technology (Tianjin) Co., Ltd, Hong Kong MQ Group Limited, NFT Digital Technology Limited, and Tianjin MQ Enterprise Management Consulting Co., Ltd in the fiscal years ended December 31, 2021 and 2020 in their capacity as such officers.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Bonus	Share Award	Total Annual
Kuangtao Wang[1]	2021
Co-Chief Executive Officer	2020

Kwok Leung Paul Li2	2021	$55,452	$—	$765,000	$820,452
Chief Executive Officer	2020	$—	$—	—	$—

Jianguang Qian[3]	2021	$—	$—	—	$—
Chief Financial Officer	2020	$—	$—	—	$—

Zhihua Yang[4]	2021	$43,947	$—	—	$43,947
Former Chief Executive Officer	2020	$23,402	$—	—	$23,402

Jing Wang[5]	2021	$21,915	$—	—	$21,915
Former Chief Financial Officer	2020	$32,056	$—	—	$32,056

Fang Mu6	2021	$—	$—	—	$—
Former Chief Executive Officer	2020	$45,127	$—	—	$45,127

Jehn Ming Lim[7]	2021	$—	$—	—	$—
Former Chief Financial Officer	2020	$41,904	$7,605	—	$41,904

(1)	Mr. Wang was appointed as our Co-Chief Executive Officer on January 4, 2022.

(2)	Mr. Li was appointed as our Chief Executive Officer on July 20, 2021. He received restricted share-based 150,000 share ($765,000) awards on November 30, 2021.

(3)	Mr. Qian was appointed as our Chief Financial Officer on January 5, 2022. Mr. Qian will receive an annual base salary of $60,000 and discretionary share compensation of up to $35,000 per year for his services as Chief Financial Officer

(4)	Ms. Yang was appointed as our Chief Executive Officer September 22, 2020 and resigned on July 20, 2021.

(5)	Ms. Wang was appointed as our Chief Financial Officer on May 26, 2020.and resigned on September 30, 2021.

(6)	Ms. Mu was appointed as the Company’s Chief Executive Officer on August 6, 2019 and resigned on September 5, 2020.

(7)	On February 18, 2019, our Nominating and Compensation Committees nominated and appointed Mr. Jehn Ming Lim as our and our Hong Kong subsidiary, Hong Kong Takung’s new Chief Financial Officer. On May 9, 2020, Mr. Lim resigned.

Operating Subsidiary Executive Compensation Summary

The table below sets forth the positions and compensations for the officers of Hong Kong and Tianjian Takung for the years ended December 31, 2021 and 2020.

Name	Year	Annual Salary ($)	Bonus ($)	Total ($)
Kwok Leung Paul Li1	2021	55,452	-	55,452
Chief Executive Officer	2020	-	-	-

Yimmei Yu [2]	2021	27,018	-	27,018
Former Director	2020	-	-	-

Jehn Ming Lim [3]	2021	-	-	-
Former Chief Financial Officer	2020	41,904	-	41,904

Fang Mu [4]	2021	-	-	-
Former Chief Executive Office	2020	45,127	-	45,127

(1)

Mr. Li’s monthly compensation was adjusted to $10,293 (HK$80,000) since July 20, 2011. His compensation was apportioned between Takung Art Co., Ltd and its subsidiary, Hong Kong Takung to reflected the time he spent on the affairs of both entities as a Chief Executive Officer.

(2)	Ms. Yu received a monthly compensation of $3,860 (HKD$30,000) as a director of Hong Kong Takung and Hong Kong MQ on June 10, 2021.
(3)	Mr. Lim’s compensation as Chief Financial Officer of both the Company and its Hong Kong subsidiary is set forth in an employment agreement between Mr. Lim and Hong Kong Takung dated February 18, 2019. Pursuant to the agreement, Mr. Lim received a monthly salary of HK$65,000 (approximately $8,296) for his services as Chief Financial Officer. Mr. Lim resigned his position of Chief Financial Officer on May 9, 2020.

(4)	Ms. Mu’s compensations as Chief Executive Officer of the Company and its Hong Kong subsidiary was set forth in a consultancy agreement between Ms. Mu and Hong Kong Takung dated August 6, 2019. Pursuant to the agreement, Ms. Mu received a monthly salary of HK$30,000 (approximately $ 3,868). In addition, a new consultancy agreement was entered with our indirect wholly-owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) and the effective day of August 14, 2019 with the payment of RMB 30,000 (approximately $4,345) per month. Ms. Mu resigned her position as an officer of Hong Kong Takung and Tianjin Takung on September 5, 2020 and her consultancy agreement with Tianjin Takung was also terminated simultaneously. On September 16, 2020, Ms. Mu signed a consultancy service agreement with Hong Kong Takung for a monthly service fee of HK$40,000 (approximately $5,157) with an expiration date on September 15, 2021.

Operating Subsidiary Employment Agreements

Mr. Li, as Chief Executive Officer of the Company, entered into a consulting agreement with our wholly-owned subsidiary, Hong Kong Takung to provide management services and the effective day of July 20, 2021.

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

Compensation of Directors

The following table sets forth the compensation received by our directors in fiscal years of 2021 and 2020 in their capacity as directors.

Name and Principal Position	Year	Fee earned or paid in Cash ($)	Base Compensation and bonus ($)	Share Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred	All Other Compensation ($)	Total ($)
Xiaoyu Zhang[1]	2021	—	$10,000	163,920	—	—	—	—	$173,920
Former Director	2020	—	$10,000	—	—	—	—	—	$10,000

Doug Buerger	2021
Director and Chairman	2020

Ronggang (Jonathan) Zhang[2]	2021	—	$—	—	—	—	—	—	$—
Director	2020	—	$—	—	—	—	—	—	$—

Tak Ching (Anthony) Poon[3]	2021	—	$—	—	—	—	—	—	$—
Director	2020	—	$—	—	—	—	—	—	$—

Jiangping (Gary)[4] Xiao[2]	2021	—	$20,000	163,920	—	—	—	—	$183,920
Former Director	2020	—	$20,000	—	—	—	—	—	$20,000

Li Lv5	2021	—	$10,000	102,450	—	—	—	—	$112,450
Former Director	2020	—	5,000	—	—	—	—	—	$5,000

(1)	Ms. Xiaoyu Zhang was appointed director and Chairperson of the board of directors since November 19, 2018. She received 8,000 share ($163,920) awards for the years ended December 31, 2021 and no share awards on December 31, 2020.

(2)	Mr. Ronggang (Jonathan) Zhang was appointed director of the board of directors on December 3, 2021. Mr. Zhang will receive an annual director fee $46,000. He received no share awards for the years ended December 31, 2021.

(3)	Mr. Tak Ching (Anthony) Poon was appointed director of the board of directors on November 24, 2021. Mr. Poon will receive an annual compensation of $40,000. He received no share awards for the years ended December 31, 2021.

(4)	Mr. Jianping (Gary) Xiao joined the board of directors on July 8, 2019 and he received 8,000 shares ($163,920) awards for the years ended December 31, 2021 and no share awards on December 31, 2020. On November 12, 2021, Mr. Jiangping (Gary) Xiao resigned as the director of the board of directors.

(5)	Ms. Li Lv joined the board of directors on July 8, 2019 and he received 5,000 shares ($102,450) awards for the years ended December 31, 2021 and no share awards on December 31, 2020. On December 3, 2021, Ms. Li Lv resigned as a member of the board of directors.

Option Grants Table

During the years ended December 31, 2021 and 2020, the Company did not grant new share options under the 2015 Plan.

Outstanding Equity Awards at Fiscal Year-End

During year ended December 31, 2020, 10,000 restricted share-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The total unvested restricted shares Nil shares as of December 31, 2020.

During year ended December 31, 2021, Nil restricted share-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The total unvested restricted shares Nil shares as of December 31, 2021.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

10,178 share options have been vested during the fiscal year ended December 31, 2020, and no share options were forfeited nor exercised in the year ended December 31, 2020.

10,178 share options have been vested during the fiscal year ended December 31, 2021. 56,000 and 5,065 stock options were exercised on April 12, 2021 and May 25, 2021, respectively. As a result of the exercise, 61,065 shares of common stock were issued. The remaining 39,825 share options were unexercised and expired in the year ended December 31, 2021.

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

On April 21, 2021, the board of directors of the Company approved an issuance of 335,000 shares of common stock as share-based awards to its independent directors, employees and consultants under the 2015 Incentive Stock Plan. The Company recognized a share-based compensation expense of $6,863,815 in connection with this issuance in April 2021.

On May 28, 2021, the Company entered into a Securities Purchase Agreement with a company incorporated in British Virgin Islands (“BVI entity”).  In exchange for an aggregate amount of 86,560 shares of common stocks of the BVI entity, the Company shall remit $500,000 in cash and issue 572,000 restricted shares of the Company to the BVI entity.  On August 21, 2021, both parties entered into an Amendment to Securities Purchase Agreement and the number of restricted shares of the Company to be issued to the BVI entity was increased to 1,558,480.  The Company remitted the cash payment of $500,000 to the BVI entity on August 20, 2021.  On September 9, 2021, an aggregate amount of 1,558,480 restricted shares at a price of $6.5 was issued to the BVI entity.  The Company recognized the carrying amount of this equity investment, $10,630,120, in noncurrent asset.

On July 9, 2021, the Company entered into an Advisory Agreement with an independent institutional contractor for exploring potential investors and projects to advance new business development.  Upon signing the agreement, an aggregate of 160,000 shares of common stock at a price of $11.86 was awarded to the contractor under the 2015 Incentive Stock Plan.  The Company recognized a share-based compensation expense of $1,897,600 in connection with this issuance in July 2021.

On November 30, 2021, the board of directors of the Company approved an issuance of 415,000 shares of common stock as restricted share-based awards to its independent consultants and employees under the Rule 144 of the Securities Act of 1933. The restricted shares were issued on November 30, 2021. The Company recognized a share-based compensation of $2,116,500 in relation to this issuance in November 2021.

On December 28, 2021, our stockholders have approved an amended 2015 Incentive Stock Plan to increase the total number of shares authorized for issuance under the 2015 Incentive Stock Plan by 1,166,745 shares from 1,537,000 shares to 2,703,745 shares of common stock.

As of the date of this report, the total number of shares reserved and available for delivery in connection with awards under the amended 2015 Incentive Stock Plan are 41,832.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	-	$-	41,832
Totals	-	$-	41,832

The Company granted 431,525 stock options during 2016. The exercise price of share options ranged from $2.91 to $3.65 and the requisite service period ranged from two to five years.

10,178 share options have been vested during the fiscal year ended December 31, 2021. 56,000 and 5,065 stock options were exercised on April 12, 2021 and May 25, 2021, respectively. As a result of the exercise, 61,065 shares of common stock were issued. The remaining 39,825 share options were unexercised and expired in the year ended December 31, 2021.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of March 29, 2022.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Takung Art Co., Ltd, Room 709, Tower 2, Admiralty Centre, 18 Harcourt Rd, Admiralty, Hong Kong.

		Number of Shares	Percentage Ownership of Shares of
Beneficial Ownership	Title of Class	Beneficially Owned(1)	Common Share
Owner of more than 5% of Class

Jian Xiao No. 503, Unit 1, Block 22, Dan Yang Li, Zong Shu Ying District, Xi Shan Qu, Kun Ming City, Yunnan Province, People’s Republic of China	Common Stock	3,000,000	20.873%

CEDE & CO PO BOX 20 Bowling Green Station New York NY 10014	Common Stock	9,088,682	63.237%

Directors and Officers

Kwok leung (Paul) Li	Common Stock	150,000	1.044%
Jianguang Qian	Common Stock	-	*
Xiaoyu Zhang	Common Stock	--	*
Jiangping (Gary) Xiao	Common Stock	--	*
Li Lv	Common Stock	--	*
All Officers and Directors (Six persons)		-	*

*	Less than one percent (1%) of the issued and outstanding shares of common stock as of March 30, 2022.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 30, 2022, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 30, 2022 (14,372,353), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred share and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than five percent of our outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect our company since the beginning of 2021.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Doug Buerger, Tak Ching (Anthony) Poon and Ronggang (Jonathan) Zhang are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Secured Loan Agreements

On September 16, 2019, Hong Kong Takung entered into an interest-free loan agreement (the “HK Dollar Working Capital Loan”) with Mr. Shuhai Li (“Li”), former legal representative of Tianjin Takung, for an amount of $6,448,784 (HK$50,000,000). The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2020. On May 15, 2020, Hong Kong Takung entered into an extension agreement with Li to extend the HK Dollar Working Capital Loan with a due date on May 15, 2021. On May 29, 2020, Li transferred this loan to Jing Wang (“Wang”), our Chief Financial Officer with the same extended maturity date.

In the meantime, Tianjin Takung entered into an interest-free loan agreement (the “RMB Working Capital Loan”) with Li for the loan of $6,225,134 (RMB40,619,000) with the maturity date of the loan as May 15, 2020. On May 15, 2020, Tianjin Takung entered into an extension agreement with Li to extend the RMB Working Capital Loan with a maturity date on May 15, 2021. On May 29, 2020, the loan was transferred to Wang.

Through an understanding between Wang and the Company, the HK Dollar Working Capital Loan is “secured” by the RMB Working Capital Loan. It is the understanding between the parties that the HK Dollar Working Capital Loan and the RMB Working Capital Loan will be repaid simultaneously.

Lease Agreements

Hong Kong office lease on December 15, 2020 for approximately 885 square feet of office space at Room 709 on the 7th floor of Tower II of Admiralty Centre, 18 Harcourt Road, Admiralty, Hong Kong. The lease expires on December 14, 2022 and provides for a monthly rent of $5,135 (HK$39,825) and a monthly building management fee of $575 (HK$4,460).

On March 1, 2021, Tianjin Takung leased approximately 22,503 square feet of office space at Room 2901-2908 of Tianjin World Financial Center Office Tower, No. 2 Dagu Bridge North, HePing Distrist, Tianjin, China. The lease expires on February 2, 2022 and provides for a total monthly rent of $20,152 (RMB130,000)

Consulting Agreements

On August 1, 2019, the Company has engaged Chun Hin Leslie Chow as an external consultant after his resignation as the Company’s Chief Executive Officer and accrued a monthly service fee of $11,398 (HK$88,400). The service agreement is renewable annually. The agreement was renewed on August 1, 2021 with a monthly service fee of $10,290 (HK$80,000).

On September 16, 2020, the Company engaged Fang Mu as an external consultant after her resignation as the Company’s Chief Executive Officer and accrued a monthly service fee of $5,157 (HK$40,000) with an expiration date on September 15, 2021. The service agreement is renewable annually. The agreement was renewed on September 16, 2021 with a monthly service fee of $10,290 (HK$80,000).

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

We incurred approximately $230,000 for professional services rendered by our current registered independent public accounting firm, WWC, for the audit of the Company in the fiscal year 2021.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2021 and 2020.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2021 and 2020.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2021 and 2020.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment (3)
3.7	Certificate of Amendment (5)
3.8	Certificate of Incorporation of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd. (4)
3.9	Articles of Association of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd. (4)
4.1	Takung Art Co., Ltd 2015 Incentive Share Plan (6)
4.2	Description of Securities (12)
4.3	Form of Warrant (18)
10.1	Share Exchange Agreement dated September 23, 2014, by and among Cardigant Medical Inc., HongKong Takung Assets and Equity Artworks Exchange Co., Ltd., and the stockholders of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
10.2	Tenancy Agreement dated December 15, 2020 by and between International Collections Limited and Hong Kong Takung Art Company Limited (13)
10.3	Co-Owner Agreement (4)
10.4	Provisional Rules Governing the Trading in Artwork Units (4)
10.5	Provisional Rules Governing the Offering and Listing of Artwork Units(4)
10.6	Market Entry Agreement of Traders (4)
10.7	Provisional Administrative Measures Governing the Registration and Clearing of Artwork Units(4)
10.8	Order Form with China Telecom Global Limited(4)
10.9	Software Development Agreement between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd and Shenzhen Qianrong Cultural Investment Development Co., Ltd (7)
10.10	Subscription Agreement (8)
10.11	Software Development Agreement dated August 1, 2015, between HongKong Takung Assets and Equity of Artworks Exchange Co., Ltd. and Shenzhen Qianrong Cultural Investment Development Co., Ltd.(9)
10.12	Employment Agreement between Mr. Jehn Ming Lim and Hong Kong Takung Art Company Limited dated February 18, 2019. (10)
10.13	Lease Agreement between The Shaw Foundation Hong Kong Limited and Hong Kong Takung Art Company Limited dated January 25, 2019. (11)
10.14	English Translation of Lease Agreement between Zhang Ying and Takung Cultural Development (Tianjin) Co., Ltd. (11)
10.15	Loan Agreement dated June 13, 2019 by and between Friend Sourcing Ltd. and Hong Kong Takung Art Company Limited (13)
10.16	Loan Agreement dated June 13, 2019 by and among Takung Cultural Development (Tianjin) Co., Ltd., Chongqing Aoge Import and Export Co., Ltd. and Wang Daquan (13)
10.17	Loan Extension Agreement dated September 30, 2020 by and between Friend Sourcing Ltd. and Hong Kong Takung Art Company Limited (13)
10.18	Loan Extension Agreement dated September 30, 2020 by and between Takung Cultural Development (Tianjin) Co., Ltd. and Chongqing Aoge Import and Export Co., Ltd. (13)
10.19	Securities Purchase Agreement, dated May 28, 2021, by and between Takung Art Co., Ltd. and Cultural Objects Provenance Holdings Limited (14)
10.20	Form of the Securities Purchase Agreement (15)
10.21	Form of the Registration Rights Agreement (15)
10.22	Engagement Letter by and between the Company and Maxim dated April 28, 2021 (15)
10.23	Amendment to the Securities Purchase Agreement, dated August 212, 2021, by and between Takung Art Co., Ltd and Cultural Objects Provenance Holdings Limited (16)
10.24	Form of Securities Purchase Agreement (17)
10.25	Form of Amended and Restated Securities Purchase Agreement (18)

21.1	List of Subsidiaries *
23.1	Consent of WWC, P.C. *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

(4)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(5)	Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on August 12, 2015.

(6)	Incorporated herein by reference to Exhibit 4.1 to our registration statement on Form S-8 filed with the SEC on August 27, 2015.

(7)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 31, 2015.

(8)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 17, 2015.

(9)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on November 25, 2015.

(10)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on February 19, 2019.

(11)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on April 16, 2019.

(12)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on May 8, 2020.

(13)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 31, 2021.

(14)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on June 1, 2021.

(15)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on July 13, 2021.

(16)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on September 15, 2021.

(17)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on February 23, 2022.

(18)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on March 25, 2022.

*	Filed herewith

**	Furnish herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKUNG ART CO., LTD

April 15, 2022	By:	/s/ Kuangtao Wang
Kuangtao Wang
Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kwok Leung Paul Li	Chief Executive Officer	April 15, 2022
Kwok Leung Paul Li	(Principal Executive Officer)

/s/ Kuangtao Wang	Co-Chief Executive Officer	April 15, 2022
Kuangtao Wang

/s/ Jianguang Qian	Chief Financial Officer	April 15, 2022
Jianguang Qian	(Principal Financial and Accounting Officer)

/s/ Doug Buerger	Director	April 15, 2022
Doug Buerger

/s/ Tak Ching (Anthony) Poon	Director	April 15, 2022
Tak Ching (Anthony) Poon

/s/ Ronggang (Jonathan) Zhang	Director	April 15, 2022
Ronggang (Jonathan) Zhang