Form 10-Q
period 2022-03-31
Takung Art Co., Ltd
filed 2022-05-16
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 13, 2022, 24,611,263 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

TAKUNG ART CO., LTD

FORM 10-Q

i

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	As of March 31,	As of December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,533,468	$1,503,153
Restricted Cash	2,028,416	-
Account receivables, net	119,496	120,000
Prepayment and other current assets, net	103,248	169,908
Current assets – discontinued operations	143,070	373,479
Total current assets	3,927,698	2,166,540

Non-current assets
Property and equipment, net	6,506	6,883
Intangible assets	140	140
Non-marketable investment, net	9,296,614	9,296,614
Non-current assets – discontinued operations	151,085	183,559
Total non-current assets	9,454,345	9,487,196
Total assets	$13,382,043	$11,653,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$375,244	$143,429
Advance from customers	2,028,416	-
Short-term borrowing from a third party	300,000	-
Current liabilities – discontinued operations	8,671,980	8,733,624
Total current liabilities	11,375,640	8,877,053

Total liabilities	11,375,640	8,877,053

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 14,372,353 shares issued and outstanding as of March 31, 2022; 14,372,353 shares issued and outstanding as of December 31, 2021)	14,372	14,372
Additional paid-in capital	32,547,585	32,547,585
Accumulated deficits	(30,235,524)	(29,444,185)
Accumulated other comprehensive loss	(320,030)	(341,089)
Total stockholders’ equity	2,006,403	2,776,683
Total liabilities and stockholders’ equity	$13,382,043	$11,653,736

The accompanying notes are an integral part of these interim condensed consolidated financial statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Three Months Ended
	March 31,	March 31
	2022	2021

Revenue	$-	$-
Total revenue	-	-

Cost of revenue	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	(611,475)	(359,990)
Total operating expenses	(611,475)	(359,990)

Loss from operations	(611,475)	(359,990)

Other income and expenses:
Other expenses	(99)	(52)
Total other expenses	(99)	(52)

Loss before income taxes	(611,574)	(360,042)

Income tax expense	-	-

Net loss from continuing operations	(611,574)	(360,042)

Loss from discontinued operations, net of income taxes:
Loss from discontinued operations	(179,765)	(217,319)
Income tax expense	-	(20,208)
Deferred tax benefit	-	24,981
Net loss from discontinued operations	(179,765)	(212,546)

Net loss	(791,339)	(572,588)

Foreign currency translation adjustment	21,059	(37,763)

Comprehensive Loss	$(770,280)	$(610,351)

Loss from continuing operations per share of common stock – basic	$(0.043)	$(0.032)
Loss from continuing operations per share of common stock – diluted	$(0.043)	$(0.032)
Loss from discontinued operations per share of common stock – basic	$(0.013)	$(0.019)
Loss from discontinued operations per share of common stock – diluted	$(0.013)	$(0.019)

Weighted average number of common stock outstanding – basic	14,372,353	11,271,379
Weighted average number of common stock outstanding – diluted	14,372,353	11,271,379

The accompanying notes are an integral part of these interim condensed consolidated financial statement

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Number	Common	Additional Paid-in	Accumulated	Accumulated other comprehensive
	of shares	stock	capital	deficit	loss	Total
Balance, December 31, 2021	14,372,353	$14,372	$32,547,585	$(29,444,185)	$(341,089)	$2,776,683
Net loss from continuing operations	-	-	-	(611,574)	-	(611,574)
Net loss from discontinued operations	-	-	-	(179,765)	-	(179,765)
Foreign currency translation adjustment	-	-	-	-	21,059	21,059
Balance, March 31, 2022	14,372,353	$14,372	$32,547,585	$(30,235,524)	$(320,030)	$2,006,403

	Number	Common	Additional Paid-in	Accumulated	Accumulated other comprehensive
	of shares	Stock	capital	deficit	loss	Total
Balance, December 31, 2020	11,271,379	$11,271	$6,358,115	$(226,311)	$(328,030)	$5,815,045
Shared-based compensation	-	-	3,717	-	-	3,717
Net loss from continuing operations	-	-	-	(360,042)	-	(360,042)
Net loss from discontinued operations				(212,546)		(212,546)
Foreign currency translation adjustment	-	-	-	-	(37,763)	(37,763)
Balance, March 31, 2021	11,271,379	$11,271	$6,361,832	$(798,899)	$(365,793)	$5,208,411

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	Three Months Ended
	March 31,	March 31
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(611,574)	$(360,042)
Net loss from discontinued operations	(179,765)	(212,546)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	350	-
Changes in exchange rate	531	-
Share-based compensation	-	3,717
Changes in operating assets and liabilities (decrease) increase in:
Prepayment and other current assets	66,660	36,125
Customer deposits	2,028,416	-
Accrued expenses and other payables	231,814	319,257
Net cash provided by (used in) operating activities-continuing operations	1,716,197	(943)
Net cash (used in) provided by operating activities-discontinued operations	(156,101)	1,652,638
Net cash provided by operating activities	1,560,096	1,651,695

Cash flows from investing activities:
Net cash used in investing activities-continuing operations	-	-
Net cash used in investing activities-discontinued operations	(1,153)	389,171
Net cash used in investing activities	(1,153)	389,171

Cash flows from financing activities:
Proceeds from a short-term borrowing from a third party	300,000	-
Net cash provided by financing activities-continuing operations	300,000	-
Net cash provided by financing activities-discontinued operations	-	-
Net cash provided by financing activities	300,000	-

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	42,534	-
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	(56,203)	(21,443)
	(13,669)	(21,443)

Net change in cash and cash equivalents, and restricted cash from continuing operations	2,058,731	(943)
Net change in cash and cash equivalents, and restricted cash from discontinued operations	(213,457)	2,020,366
	1,845,274	2,019,423

Cash and cash equivalents, and restricted cash beginning balance from continuing operations	1,503,153	31,188
Cash and cash equivalents, and restricted cash beginning balance from discontinued operations	338,542	13,811,557
Cash and cash equivalents, and restricted cash beginning balance	1,841,695	13,842,745

Cash and cash equivalents, and restricted cash ending balance from continuing operations	3,561,884	30,245
Cash and cash equivalents, and restricted cash ending balance from discontinued operations	125,085	15,831,923
Cash and cash equivalents, and restricted cash ending balance	$3,686,969	$15,862,168

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents-continuing operations	$1,533,468	$30,245
Restricted cash-continuing operations	2,028,416	-
Total cash, cash equivalents and restricted cash -continuing operations	$3,561,884	$30,245

Cash and cash equivalents-discontinued operations	$125,085	$4,353,403
Restricted cash – discontinued operations	-	11,478,520
Total cash, cash equivalents and restricted cash – discontinued operations	$125,085	$15,831,923

Total cash, cash equivalents, and restricted cash	$3,686,969	$15,862,168

Supplemental cash flows information:
Cash paid for interest-continuing operations	$-	$-
Cash paid for interest-discontinued operations	$-	$-
Cash paid for income taxes-continuing operations	$-	$-
Cash paid for income taxes-discontinued operations	$-	$-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”).

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim condensed consolidated financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ materially from those results.

Basis of consolidation

The interim condensed consolidated financial statements include the financial statements of the Company, and its subsidiaries, NFT Exchange, NFT Digital, Hong Kong Takung, Tianjin Takung and Hong Kong MQ. All intercompany transactions and balances have been eliminated on consolidation.

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

Due to the suspension of the operation of Tianjin Takung by the local authority in the fourth quarter of 2021, Hong Kong Takung lost its control over Tianjin Takung. The Company plans to dispose Hong Kong Takung, and is actively seeking buyers for Hong Kong Takung and related operations in order to focus on its blockchain and NFT business operation. As of March 31, 2022 and December 31, 2021, the operation of Hong Kong Takung was classified as a discontinued operation and as of December 31, 2021, the operation Tianjin Takung was deconsolidated. For the three months ended March 31, 2022, the operation of Hong Kong Takung was presented in discontinued operations. For the three months ended March 31, 2021, the operations of Hong Kong Takung and Tianjin Takung were reclassified as discontinued operations.

Deconsolidation

Under the ASC Subtopic 810-10-40, “Consolidation-Overall-Derecognition”, a reporting entity will deconsolidate a subsidiary in the period when the loss of control over such subsidiary incurred as a result of one or more of the following events: (i) a parent sells all or part of its ownership interest in its subsidiary; (ii) the expiration of a contractual agreement that gave control of the subsidiary to the parent; (iii) the subsidiary issues shares which reduces the parent’s ownership interest in the subsidiary to an extent that the parent no longer has a controlling financial interest in such subsidiary; (iv) the subsidiary becomes subject to the control of a government, court, administrator, or regulator. Upon deconsolidation, the reporting entity would no longer include the subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. Due to the suspension of the operation of Tianjin Takung by the local authority. The financial information of Tianjin Takung was deconsolidated as of December 31, 2021.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation in order to reflect the discontinued operations of Tianjin Takung and Hong Kong Takung. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2022 and December 31, 2021.

Comprehensive loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income” and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the three months ended March 31, 2022 and 2021, the Company’s comprehensive loss includes net loss and foreign currency translation adjustment.

Foreign currency translation and transaction

The functional currency of Hong Kong Takung, Hong Kong MQ and Tianjin Takung are the Hong Kong Dollar (“HKD”).

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet’s dates, which is 7.8325 and 7.7996 as of March 31, 2022 and December 31, 2021, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 7.8056 and 7.7577 for the three months ended March 31, 2022 and 2021, respectively. For Renminbi currency, the Company’s assets and liabilities are expressed in USD at the exchange rate on the balance sheet date, which is 6.3393 and 6.373 as of March 31, 2022 and December 31, 2021 respectively. Stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 6.3478 and 6.4817 for the three months ended March 31, 2022 and 2021.

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

Restricted cash

Restricted cash represents the cash deposited by the NFT traders into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading of NFT in our online NFT platform. After the user’s registration is successful, the customer deposits must be transferred to the designated account of the platform through the bank account added by the user before the transaction starts, and a transfer application is submitted on the platform, which can enter the buyer’s platform account after financial review. Except for instructing the bank to deduct the commission, Takung has no right to use any funds in the broker’s account. Our restricted cash is denominated in USD. As of March 31, 2022, the ending balance of our restricted cash was $2,028,416.

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

Intangible assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of March 31, 2022 and December 31, 2021

Advance from customers

Advance from customers represent the cash deposited by the traders into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading ownership units of the NFT. The traders are required to have their funds transferred to the broker’s account before the trading take place.

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

The Company recognizes revenue when control of the promised services is transferred to the traders. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised services to the traders.

Our discontinued operations generated revenue from its services in connection with the offering and trading of artworks on the Company’s legacy online trading system primarily consisted of listing fee, commission fee and management fee.

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

For the three months ended March 31, 2021, we reclassified and included our listing fee, commission fee and management fee in net loss from discontinued operations. For the three months ended March 31, 2022, due to the suspension of the operation of Tianjin Takung, we did not earn or recognize any revenue from the online legacy trading platform.

Beginning in the fourth quarter 2021, we introduced consultancy service and setup NFT business through our subsidiaries, NFT Exchange and NFT Digital. In early May 2022, we launched a NFT trading platform at www.nftoeo.com. Through the new NFT platform, we introduced three main revenue categories: (i) membership fee, (ii) commission, and (iii) advertising fee. For the three months ended March 31, 2022, we haven’t generated any revenue from our NFT platform.

Revenue by customer type

The following table presents the revenue by customer type from our discontinued operations for the years ended March 31, 2022 and 2021:

	For three months ended March 31,
	2022	2021
Artwork owners	$-	$273,792
Non - VIP traders	-	312,640
VIP traders	-	192,676
Subtotal	-	779,108
Less: Revenue- discontinued operations	-	(779,108)
Total	$-	$-

Cost of revenue

The Company’s cost of revenue primarily consists of expenses associated with the delivery of its service of our discontinued operations. These include expenses related to the operation of the data centers, such as facility and lease of the server equipment, development and maintenance of the platform system, as well as the cost of insurance, storage and transportation of the artworks. Cost of revenue also includes commission paid to service agent.

	For three months ended March 31,
	2022	2021
Commission paid to service agents	$-	$135,174
Depreciation	-	69,062
Internet service charge	-	19,169
Artwork insurance	-	12,744
Artwork storage	-	16,088
Subtotal	-	252,237
Less: Cost of revenue – discontinued operations	-	(252,237)
Total	$-	$-

The Company has elected to apply the practical expedient in ASC 606-10 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

For the three months ended March 31, 2021, the Company does not have amounts of contract assets that it has right to consideration in exchange for services that the Company has transferred to customers when that right is conditioned on something other than the passage of time. The contract liabilities are the Company’s obligation to transfer services to traders for which the Company has received consideration from the traders. All contract liabilities are expected to be recognized as revenue within one month and are presented in Advance from Customers in the Interim Condensed Consolidated Balance Sheet. The cost of revenue for the three months ended March 31, 2021 was included in the discontinued operations.

For the three months ended March 31, 2022, the cost of revenue incurred by our continuing operations was nil as no revenue was generated in this period as explained aforementioned.

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

Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company generally uses the base, non-cancellable, lease term when determining the lease assets and liabilities.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the interim condensed consolidated statements of operations for the three months ended March 31, 2022 and as of December 31, 2021.

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

Concentration of customers

There were no revenues from customers that individually represent greater than 10% of the total revenues during the three months ended March 31, 2022 and 2021.

Concentration of customer deposits

As of March 31, 2022 and December 31, 2021, there were no traders that individually accounted for greater than 10% of the Company’s total customer deposits.

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

3. GOING CONCERN

Since the suspension of the operation of Tianjin Takung in the fourth quarter 2021 and Hong Kong Takung lost the control over Tianjin Takung, the Company plans to dispose Hong Kong Takung and is actively seeking a purchaser. Accordingly, we reclassified the operation of Hong Kong Takung as a discontinued operation and deconsolidated the operation of Tianjin Takung. In May 2022, the online NFT trading platform was placed in services and we focused on developing our blockchain NFT business.

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

On March 9, 2022, the Company and the Purchasers agreed to amend and restate the SPA (the “A&R SPA”) to amend the number of units sold, per unit purchase price, and the terms of the warrants underlying the units. Pursuant to the terms of the A&R SPA, the Company agreed to sell 10,238,910 units (the “Units”), each Unit consisting of one Share and a Warrant to purchase three Shares with a purchase price per Unit of $2.93.

On April 14, 2022, the transaction contemplated by the A&R SPA was completed and closed. The gross proceeds to the Company from this offering was approximately $30 million which was received in April 2022.

New Business Model Operations

The Company plans to further develop its operations of blockchain and NFT related businesses, including consultancy services, development of NFT marketplace and “Play-to-Earn” style blockchain-based online games. “Play to Earn” is essentially a business model powered by blockchain technology, where players can acquire in-game assets or token ownership by recharging and playing games. In May 2022, our NFT trading platform at www.nftoeo.com was launched and we anticipate the NFT business will generate revenue from member fee, trading commission and advertising fee.

Meanwhile, the Company is actively seeking other strategic partners with resources that can expand its blockchain and NFT businesses.

The Company has recruited a global management team and technology research and development team to develop new products and new business directions that combine education and technology to provide online service in Metaverse. In order to diversify the political risks and legal scrutiny arising from the PRC regulations imposed with regards to digital assets, the Company has also decided to expand its business outside China, such as United States and Canada.

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

The carrying value is measured as the total initial cost minus impairment. The carrying value for our non-marketable investment is summarized below:

	March 31,	December 31,
	2022	2021

Total initial cost	$10,630,120	$10,630,120
Cumulative net gain (loss)	—	—
Provision for impairment	(1,333,506)	(1,333,506
Total carrying value	$9,296,614	$9,296,614

For the three months ended March 31, 2022, we did not incur any unrealized gain or loss in connection with the non-marketable investment. Since the investment was acquired in August 2021, there was no unrealized gain or loss incurred for the three months ended March 31, 2021.

5. ASSET IMPAIRMENTS

Our subsidiary, Hong Kong Takung, recorded an asset impairment charge of $16,538,781, as a result of the deconsolidation of Tianjin Takung due to the loss of control of Tianjin Takung in the fourth quarter of 2021. Hong Kong Takung considered the receivables from Tianjin Takung to be uncollectible and wrote off its investment in Tianjin Takung. These charges have been included in the net loss from discontinued operations for the year ended December 31, 2021. As of the March 31, 2022, we did not incur additional receivable balances nor impairments.

The following represents the detail of the asset impairments as of March 31, 2022 and December 31, 2021.

	March 31,	December 31,
	2022	2021

Receivables from Tianjin Takung	$-	$16,388,254
Investment in Tianjin Takung	-	150,527
Subtotal	-	16,538,781
Less: asset impairments – discontinued operations	$-	$(16,538,781
Total	-	-

6. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, the prepaid services for maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

	March 31, 2022	December 31, 2021
	(Unaudited)
Prepaid service fees	$-	$196,497
Deposit	5,557	5,557
Other current assets	115,676	2,791
Less: allowance for doubtful accounts	-	-
Subtotal	121,233	204,845
Less: Prepayment and other current assets, net – discontinued operations	(17,985)	(34,937)
Prepayment and other current assets, net	$103,248	$169,908

For the three months ended March 31, 2022 and 2021, the Company did not incur provision for doubtful accounts.

7. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Listing fee	$-	$154,771
Consultancy service	119,496	120,000
Less: allowance for doubtful accounts	-	(154,771)
Account receivables, net	$119,496	$120,000

For the three months ended March 31, 2022 and 2021, we did not incur provision for doubtful accounts.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
Furniture, fixtures and equipment	$63,126	$63,392
Leasehold improvements	22,981	23,078
Computer trading and clearing system	2,420,826	2,429,883
Sub-total	2,506,933	2,516,353
Less: accumulated depreciation	(2,436,109)	(2,428,936)
Subtotal	70,842	87,417
Less: Property and equipment, net – discontinued operations	(64,318)	(80,534)
Property and equipment, net	$6,506	$6,883

Depreciation expense for the continuing operations was $350 and $nil for the three months ended March 31, 2022 and 2021, respectively.

Depreciation expense for the discontinued operations was $17,086 and $96,613 for the three months ended March 31, 2022 and 2021, respectively

9. INTANGIBLE ASSETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Intangible assets	$22,279	$22,372
Less: accumulated amortization	-	-
Subtotal	22,279	22,372
Less: Intangible assets – discontinued operations	(22,139)	(22,232)
Total Intangible assets	$140	$140

10. OTHER NON-CURRENT ASSETS

Other non-current assets as of March 31, 2022 and December 31, 2021 consisted of:

	March 31, 2022	December 31, 2021
	(Unaudited)
Deposit – non-current	$18,319	$18,396
Prepayment – non-current	-	-
Subtotal	18,319	18,396
Less: Other non-current assets – discontinued operations	(18,319)	(18,396)
Total other non-current assets	$-	$-

11. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of March 31, 2022 and December 31, 2021 consisted of:

	March 31,	December 31,
	2021	2021
	(Unaudited)
Accruals for consulting fees	$264,726	$266,304
Accruals for professional fees	246,620	90,642
Payroll payables	135,380	55,964
Trading and clearing system	-	2,364
Other payables	13,388	1,546
Subtotal	660,114	416,820
Less: Accrued expenses and other payables- discontinued operations	(284,870)	(273,391)
Total accrued expenses and other payables	$375,244	$143,429

12. SHORT-TERM BORROWINGS FROM A THIRD PARTY

On February 16, 2022, our subsidiary, NFT Exchange Limited, entered into a loan agreement with a third-party individual to finance the daily operation of NFT Exchange Limited. The loan bears an interest rate of 5% per annum and a maturity date of February 15, 2023. The loan amount is USD 300,000.  The lender shall have the option to charge a late fee of 12% of the principal amount in the event that the loan is not fully repaid by the maturity date.

In July 2019, our discontinued operation, Hong Kong Takung, entered into HKD Loans with Friend Sourcing with interest accruing at a rate of 8% per annum. The HKD Loans are to provide Hong Kong Takung with sufficient HKD currency to meet its working capital requirements. Friend Sourcing is a non-related party to the Company. On April 1, 2021, Hong Kong Takung extended the due date of the HKD Loans with Friend Sourcing to July 30, 2021. On August 1, 2021, Hong Kong Takung further extended the financing with Friend Souring to April 1, 2022. With the extension, an interest payment, $86,795, was made on October 22, 2021. We are currently negotiating the terms with Friend Sourcing. The total loan amount is USD 1,957,142.

The weighted average interest rate of outstanding short-term borrowings was 6.94% and 8% per annum as of March 31, 2022 and December 31, 2021. The fair value of the short-term borrowings approximates their carrying amounts. The weighted average short-term borrowings were $2,103,810 and $1,971,718 as of March 31, 2022 and December 31, 2021, respectively.   We did not incur any interest expense for the short-term borrowings for the three months ended March 31, 2022 and 2021.

13. RELATED PARTY BALANCE AND TRANSACTION

On May 29, 2021, our discontinued operation, Hong Kong Takung, entered into an interest-free loan agreement (the “HK Dollar Working Capital Loan”) with Sze Chan (“Chan”), Vice President of Hong Kong Takung, for the loan of $6,383,658 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2022.

The ending balance of the amount due to a related party as of the years indicated:

	March 31,	December 31,
	2022	2021

Chan	$6,383,658	$6,410,585
Subtotal	6,383,658	6,410,585
Less: amount due to related party – discontinued operations	(6,383,658)	(6,410,585)
Total	$—	$—

14. INCOME TAXES

Takung, NFT Exchange and NFT Digital were incorporated in the State of Delaware, Wyoming and New York, respectively; therefore, are subject to United States income tax. Hong Kong Takung and Hong Kong MQ were incorporated in Hong Kong S.A.R. and are subject to Hong Kong profits tax. Tianjin Takung was incorporated in the PRC and is subject to the Enterprise Tax.

United States of America

Takung, NFT Exchange and NFT Digital are subject to the U.S. federal and state corporate income taxes. The federal corporate income tax rate is 21%. Corporate entities are required to file state income taxes in accordance with the applicable state corporate income regulations.

As of March 31, 2022 and December 31, 2021, the Company in the United States had $12,363,881 and $11,935,256 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Cuts and Jobs Act (TCJA) which was passed in 2017 limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

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

As of March 31, 2021 and December 31, 2021, the Company’s subsidiaries in Hong Kong had $6,519,809 and $6,194,177 in net operating loss carry forwards available to offset future taxable income, respectively. These net operating losses will be carryforward indefinitely under Hong Kong Profits Tax regulation.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25%.

The income tax provision consists of the following components:

	For three months ended March 31, 2022	For three months ended March 31, 2021
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current income tax expense, continuing operations	-	-
Current income tax expense, discontinued operations	-	20,208
Total current	$-	$20,208
	-
Deferred:	-
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred income tax benefit, continuing operations	-	-
Deferred income tax benefit, discontinued operations	-	(24,981)
Total deferred	$-	$(24,981)
Total income tax benefit	$-	$(4,773)

A reconciliation between the Company’s actual provision for income taxes is as follow:

Continuing operations

The effective tax rate for the continuing operations was 0% for the three months ended March 31, 2022 and 2021, respectively.

	For three months ended March 31, 2022	For three months ended March 31, 2021
Loss before income tax expense	$(611,574)	$(360,042)
Computed tax benefit with statutory tax rate	(128,430)	(75,608)
Impact of different tax rates in other jurisdictions	8,233	-
Tax effect of non-deductible expenses	-	781
Changes in valuation allowance	120,197	74,827
Total income tax expense	$-	$-

Discontinued operations

The effective tax rate for the discontinued operations was 0% and 2.2% for the three months ended March 31, 2022 and 2021, respectively.

	For three months ended March 31, 2022	For three months ended March 31, 2021
Loss before income tax expense	$(179,765)	$(217,319)
Computed tax benefit with statutory tax rate	(37,751)	(45,637)
Impact of different tax rates in other jurisdictions	22,920	3,719
Effect of preferred tax rate	-	46,150
Tax effect of non-deductible expenses	-	(7,859)
Changes in valuation allowance	14,831	-
Others	-	(1,146)
Total income tax expense	$-	$(4,773)

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities are as follows:

Continuing operations

	As of March 31,	As of December 31,
	2022	2021
Deferred tax assets
Tax loss carried forward	$2,626,756	$2,506,404
Provision for impairment loss	280,036	280,036
Unvested restricted shares	444,465	444,465
Total deferred tax assets	3,351,257	3,230,905
Less: valuation allowance	(3,351,257)	(3,230,905)
Total Deferred tax assets, net of valuation allowance	-	-

Deferred tax liabilities
Total Deferred tax liabilities	$-	$-
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

Discontinued operations

	As of March 31,	As of December 31,
	2022	2021
Deferred tax assets
Tax loss carried forward	$522,714	$510,890
Provision for doubtful accounts	153,208	153,854
PPE, due to difference in depreciation	3,286	2,010
Total deferred tax assets	679,208	666,754
Less: valuation allowance	(679,208)	(666,754)
Total Deferred tax assets, net of valuation allowance	-	-

Deferred tax liabilities
Total Deferred tax liabilities	$-	$-
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	March 31, 2022	December 31, 2021
Uncertain tax liabilities, beginning of period, discontinued operations	$-	$101,789
Settlements with tax authority during current year	-	(101,789)
Uncertain tax liabilities, end of period, discontinued operations	$-	$-

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the consolidated financial statements as of March 31, 2022 and December 31, 2021. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of March 31, 2022 and December 31, 2021, respectively.

Our discontinued operation, Hong Kong Takung, was selected for routine examination for its tax years ended December 31, 2016 through 2018 by Hong Kong Inland Revenue Department (“IRD”) during the fiscal year ended 2020. The examination had been concluded in May 2021 and the ultimate resolution of the tax examination concurred with the uncertain tax liabilities previously accrued. Hong Kong Takung settled the entire tax liabilities in June 2021. The Company does not expect the position of uncertain tax liabilities will significantly fluctuate within the next twelve months.

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

15. LEASES

The Company has operating leases for its office facilities and artwork storages. The Company’s leases have remaining terms of less than one year to approximately nine years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The following table provides a summary of leases as of March 31, 2022 and December 31, 2021:

Assets/liabilities	Classification	As of March 31, 2022	As of December 31, 2021
Assets
Operating lease right-of-use assets, continuing operations	Operating lease assets	$-	$-
Operating lease right-of-use assets, discontinued operations	Operating lease assets	46,310	62,397
Total operating lease right-of-use assets		$46,310	$62,397

Liabilities
Current
Operating lease liability – current, continuing operations	Current operating lease liabilities	$-	$-
Operating lease liability – current, discontinued operations	Current operating lease liabilities	46,310	62,397
Total operating lease liability – current		$46,310	$62,397

Long-term
Operating lease liability – non-current, continuing operations	Long-term operating lease liabilities	$-	$-
Operating lease liability – non-current, discontinued operations	Long-term operating lease liabilities	-	-
Total operating lease liability – non-current		$-	$-

Total lease liabilities – continuing operations		$-	$-
Total lease liabilities – discontinued operations		$46,310	$62,397

The operating lease expense for the three months ended March 31, 2022 and 2021 was as follows:

		Three Months Ended
Lease Cost	Classification	March 31, 2022	March 31, 2021
Operating lease cost	Cost of revenue, general and administrative expenses	$62,205	$57,275

Total lease cost		$62,205	$57,275
Operating lease cost-discontinued operations	Cost of revenue, general and administrative expenses	(62,205)	(57,275)
Total lease cost		$-	$-

Maturities of operating lease liabilities as of March 31, 2022 were as follow:

Maturity of Lease Liabilities	Operating Leases
Remaining 2022	$47,786
2023	-
2024	-
2025	-
2026	-
Thereafter	-
Total undiscounted lease payments	$47,786
Less: interest	(1,476)
Present value of lease payments	$46,310

Supplemental information related to operating leases was as follows:

Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities – continuing operations	$-	$-
Cash paid for amounts included in the measurement of lease liabilities – discontinued operations	$17,291	$17,126
New operating lease assets obtained in exchange for operating lease liabilities – continuing operations	$-	$-
New operating lease assets obtained in exchange for operating lease liabilities – discontinued operations	$-	$-

Weighted average remaining lease term – continuing operations	-	-
Weighted average remaining lease term – discontinued operations	0.75 year	2.57 years
Weighted average discount rate – continuing operations	-	-
Weighted average discount rate – discontinued operations	8%	8%

16. COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of March 31, 2022 and December 31, 2021, the Company had no capital commitments.

Contingencies

Due to the deconsolidation of Tianjin Takung, the ending balance of our restricted cash totaling $52,215,458 as of December 31, 2021, was not included in our consolidated financial statements. The Company could be exposed to claims made by the PRC customers for the return of their deposits at the Tianjin Takung’s restricted cash accounts. Any claims against Hong Kong Takung, though it is a limited company, that are ultimately successful, could have a material adverse effect on the Company’s financial position, operating results and cash holdings unless Hong Kong Takung is disposed or wound down. As of March 31, 2022, Hong Kong Takung and Tianjin Takung have not received any claims for the return of the deposits from the PRC customers.

17. NET (LOSS) EARNINGS PER SHARE

The computation of the Company’s basic and diluted net loss per share is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net loss - continuing operations	$(611,574)	$(360,042)
Net loss - discontinued operations	(179,765)	(212,546)
Total net loss	(791,339)	(572,588)

Denominator:
Weighted-average shares outstanding-Basic	14,372,353	11,271,379
Stock options and restricted shares	-	-
Weighted-average shares outstanding-Diluted	14,372,353	11,271,379
Loss per share-continuing operations
-Basic	$(0.043)	$(0.032)
-Diluted	$(0.043)	$(0.032)

Loss per share-discontinued operations
-Basic	$(0.013)	$(0.019)
-Diluted	$(0.013)	$(0.019)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

As of March 31, 2022 and December 31, 2021, there were no outstanding stock options and no other securities that would potentially be converted to additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued were excluded from the calculation of diluted net loss per share.

18. SUBSEQUENT EVENTS

On April 14, 2022, the transaction contemplated by the A&R SPA was completed and closed. The gross proceeds to the Company from this offering was approximately $30 million which was received in April 2022.

On May 5, 2022, the Company commenced its blockchain NFT business by launching its NFT trading platform, www.nftoeo.com. Subsequent to the launch, traders can commence to purchase and sell the digital collections via the trading platform.

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

Overview

We, through our wholly owned subsidiary, NFT Exchange, operate an electronic online platform located at https://www.nftoeo.com/for artists, art dealers and art investors to offer and trade valuable artwork. We offer online listing and trading services that allow artists, art dealers and owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform.

In July 2021, Takung appointed Mr. Kwok Leung Li as the CEO to lead the new direction with three initiatives to develop our blockchain and NFT related businesses.

In May 2022, we launched our blockchain NFT online platform at www.nftoeo.com.

The company’s NFT business outlook can be described in several aspects below.

NFT Market Insights

Digital artwork based on NFT technology is becoming a hot asset. The earliest NFT projects can be traced back to the 2017 bull market CryptoKitties (the encrypted cats), which had the properties of scarcity and value anchoring of ownership. At its peak, a virtual cat could sell for more than $100,000. In terms of NFT artwork, in March 2021, artist Beeple’s NFT work “Every Day: The First 5,000 Days” sold for $69.346 million, making it the third-highest price for a living artist. According to a report by Invezz, the NFT market was worth $338 million in 2020, and it has grown to reach $490 million in 2021. With the help of the bull market wave, NFT has grown rapidly., As of the first quarter of 2021, the total transaction volume of the NFT market has exceeded 1.5 billion US dollars, an increase of more than 2627% from the previous quarter. In April 2021, the total market value of NFTs exceeded $30 billion for the first time, setting a new all-time high. Currently, NFTs can be used in the fields including games, artworks, domain names, insurance, collectibles, virtual assets, real assets, identities, etc. With the vigorous development of the digital world, many businesses will appear in the form of digital original ecology, and the huge application space and technological imagination of NFT are expected to become more and more attractive in the new digital economy world.

New business model

TKAT’s business model revolves around the theme of “free circulation of value and creation of a unique digital work exchange platform”, allowing each user to create, buy and sell various irreplaceable digital works to realize the value of works.

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

TKAT has built a fully functional NFT trading platform, which is in the stage of testing to be launched. The platform can meet the categories of digital works including: artwork, music videos, collectibles, game props, sports, metaverse, virtual world, social tokens, and meet the needs of various users as much as possible. And it can realize the whole business process of user registration-certification-work uploading-work casting-work trading. The platform was launched and placed in service in May 2022. In the transaction process, it not only meets the needs of customers for uploading and purchasing digital works, but the company extracts a portion of the handling fee (including token minting, first sale, and second sale) to create value.

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

We expect that we will generate revenue from the offering and trading of NFT on the Company’s system, primarily consisting of member fee, trading commission, and advertising fee.

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

The following tables set forth our interim condensed consolidated statements of income data:

	Three months ended March 31,
	2022	% of Revenue	2021	% of Revenue
	(Unaudited)		(Unaudited)
Revenue	$-	-	$-	-
Cost of revenue	-	-	-	-
Selling expense	-	-	-	-
General and administrative expenses	(611,475)	-	(359,990)	-
Total costs and expenses	(611,475)	-	(359,990)	-
Loss from operations	(611,475)	-	(359,990)	-
Interest and other income (expenses), net	(99)	-	(52)	-
Loss before income tax expense	(611,574)	-	(360,042)	-
Loas from discontinued operations	(179,765)	-	(217,319)	-
Income tax benefit (expense)	-	-	4,773	-
Net loss	$(791,339)	-	$(572,588)	-

Revenue

For the three months ended March 31, 2022 and 2021, our continuing operations did not generate any revenue as our online NFT trading platform was launched in May 2022. For the three months ended March 31, 2022 and 2021, our discontinued operations generated revenues in an amount of nil and $779,108, respectively.

The listing fee revenue, commission fee revenue and management fee revenue which were generated by Hong Kong Takung were reclassified to and included in the discontinued operations for the three months ended March 31, 2021. Due to the suspension of the legacy online trading platform since the fourth quarter of 2021, Hong Kong Takung did not earn and recognize any listing fee revenue, commission fee revenue and management fee revenue for the three months ended March 31, 2022. We expect that the NFT trading platform, which has been placed in service in May 2022, will generate three kinds of revenue in later periods, which are membership fee, commission and advertising fee.

Revenue by category

The following table presents our revenue of our discontinued operations:

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Listing fee revenue	$-	$273,792
Commission revenue	-	358,086
Management fee revenue	-	147,230
Subtotal	-	779,108
Less: Cost of revenue – discontinued operations	-	(779,108)
Total	$-	$-

Revenue by customer type

The following table presents our revenue by customer type of our discontinued operations:

	Three months ended March 31,
	2022	2021
Artwork owners	$-	$273,792
Non - VIP traders	-	312,640
VIP traders	-	192,676
Subtotal	-	779,108
Less: Revenue- discontinued operations	-	(779,108)
Total	$-	$-

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks.

During the three months ended March 31, 2022, we did not have any new artworks listed on our legacy platform. Therefore, no listing revenue was recognized.

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

During the three months ended March 31, 2021, there were 3 sets of paintings listed on our platform. Their total listing values were $1,095,686 (HK$8,500,000) for the paintings, of which 24.9%-25% (for the paintings) of the listed values were charged as listing fees. Our listing revenue for the three months ended March 31, 2021 was included in discontinued operations.

(ii)	Commission fee revenue

For the three months ended March 31, 2021, our legacy online artwork trading system generated commission revenue as follows:

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

Commission revenue for the three months ended March 31, 2021 was $358,086. We included this amount in the discontinued operations. For the three months ended March 31, 2022, we did not earn commission revenue from our legacy online artwork trading system.

(iii)	Management fee revenue

Our legacy online trading platform charges Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units, which is calculated at $0.0013 (HK$0.01) per 100 artwork units per day. The management fee is recognized when the artwork is sold and is deducted from proceeds from the sale of artwork ownership shares when there is a purchase and sale transaction.

During the three months period ended March 31, 2021, management fee revenue was $147,230 and was included in the discontinued operations. Our discontinued operations did not generate management fee revenue from our legacy trading platform for the three months ended March 31, 2022.

Cost of Revenue

Cost of revenue of our discontinued operations primarily includes the following: commission paid to service agents, depreciation, internet service charges, artwork insurance and artwork storage costs.

	For three months ended March 31,
	2022	2021
Commission paid to service agents	$-	$135,174
Depreciation	-	69,062
Internet service charge	-	19,169
Artwork insurance	-	12,744
Artwork storage	-	16,088
Subtotal	-	252,237
Less: Cost of revenue – discontinued operations	-	(252,237)
Total	$-	$-

Cost of revenue of our discontinued operations for the three months ended March 31, 2022 and 2021 were $nil and $252,237 respectively. The cost of revenue for the three months ended March 31, 2021 was incurred related to the revenue generated by our legacy online trading system and was reclassified to and included in the net loss from discontinued operations. Since the legacy online trading system was suspended in the fourth quarter in 2021 and our NFT online trading platform was not launched until May 2022, our discontinued and continuing operations did not generate any revenues and cost of revenue during the three months ended March 31, 2022.

Gross Profit

Gross profit for our continuing operations was nil for three months ended March 31, 2022 and 2021. Due to the suspension of Tianjin’s operation, we reclassified listing revenue, commission revenue and management revenue as well as the corresponding cost of revenue to net loss from discontinued operations for the three months ended March 31, 2021. As our online NFT trading platform was not placed in service until May 2022, no revenue and cost of revenue was generated for the three months ended March 31, 2022.

Operating Expenses

General and administrative expenses for our continuing operations were $611,475 and $359,990 for the three months ended March 31, 2022 and 2021, respectively. Our general and administrative expenses for continuing operations for the three months ended March 31, 2022 was $251,485 higher than that for the same period in 2021 primarily due to an increase in consultancy fee by $126,834, a rise in salary and welfare by $75,052 and an increase in other expenses by $60,011, offset by a decrease in legal and professional fees by $25,096. During the three months ended March 31, 2022, our continuing operations recruited consultants and employees to assist in setup of the online NFT platform. Additionally, we incurred higher service fees paid to NYSE, LLC for the private placement and the acquisition of an investment in Cultural Objects Provenance Holdings Limited. Our legal and professional fees were reduced in the three months ended March 31, 2022 as we paid additional audit fees to our predecessor auditor.

General and administrative expenses for our discontinued operations were $185,334 and $653,168 for the three months ended March 31, 2022 and 2021, respectively. Our general and administrative expenses for our discontinued operations for the three months ended March 31, 2022 were significantly reduced by $467,834 compared to the same period in 2021. Such decline was mainly driven by the deconsolidation of Tianjin Takung in the fourth quarter of 2021 and the result of the operations of Tianjin Takung was no longer included in our discontinued operations for the three months ended March 31, 2022.

The following table sets forth the main components of our general and administrative expenses of our continuing operations and for discontinued operations for the three months ended March 31, 2022 and 2021.

	For three months ended March 31, 2022 (Unaudited)		For three months ended March 31, 2021 (Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	90,052	11.3%	15,000	1.5%
Office, insurance and rental expenses	89,206	11.2%	71,125	7.0%
Legal and professional fees	186,781	23.4%	211,877	20.9%
Consultancy fee	126,834	15.9%	-	-%
Depreciation expenses	350	0.0%	-	-%
Traveling and accommodation expenses	-	0.0%	30	0.0%
Share-based compensation	-	0.0%	3,717	0.4%
Others	118,252	14.8%	58,241	5.7%
Total general & administrative expenses-continuing operations	611,475	76.7%	359,990	35.5%
Total general & administrative expenses-discontinued operations	185,334	23.3%	653,168	64.5%
Total	$796,809	100.0%	$1,013,158	100.0%

Our continuing operations did not incur any selling expense for the three months ended March 31, 2022 and 2021. The selling expense of our discontinued operation was nil and $104,911 for the three months ended March 31, 2022 and 2021, respectively. The selling expense was related to an advertising and promotion expense incurred by Tianjin Takung during the three months ended March 31, 2021. The operation of Tianjin Takung was suspended since the fourth quarter of 2021.

Other (expenses) income

Other expenses for the continuing operations for the three months ended March 31, 2022 and 2021 were $99 and $52, respectively. Other expenses were related to bank charges.

Other (expenses) income for the discontinued operations for the three months ended March 31, 2022 and 2021 were $(167) and $39,018. During the three months ended March 31, 2022, the operation of Tianjin Takung was deconsolidated and other expenses, mainly related to bank charges, were incurred by Hong Kong Takung. Other income for the three months ended March 31, 2021 was mainly related to foreign currency transaction gain incurred by Hong Kong Takung.

Loss (income) before income taxes

Our continuing operations incurred loss before income taxes $611,574 and $360,042 for the three months ended March 31, 2022 and 2021, respectively. Loss before income taxes of our continuing operations was significantly higher for the three months ended March 31, 2022 compare to the same period in 2021 as we incurred a higher consultancy fee, salary expense and service fees in 2022 as discussed above.

Our discontinued operations incurred loss before income taxes, $179,765 and $217,319 for the three months ended March 31, 2022 and 2021, respectively. The loss before income taxes of our discontinued operations was comparatively lower for the three months ended March 31, 2022. Due to the loss of control in and deconsolidation of Tianjin Takung in November 2021, the operation of Tianjin Takung was not included in our interim condensed consolidated financial statements for the three months ended March 31, 2022.

Income tax expense

For the three months ended March 31, 2022 and 2021, our continuing operations did not incur income tax expense as Takung, NFT Exchange and Hong Kong MQ incurred book loss and tax loss as a full valuation allowance was recognized against the net operating loss carryforwards. It is more likely than not that these two entities will not generate sufficient taxable income to utilize the net operating loss carryforward in the near future.

The income tax benefit from the discontinued operations for the three months ended March 31, 2022 and 2021 were $nil and $4,773, respectively. Since the fiscal year 2021, we derecognized the deferred tax assets incurred by Hong Kong Takung as the Company expected that the net operating loss or deferred tax assets may not be utilized or reversed in a near future due to the shift of its operations from its legacy artwork trading to NFT business.

Net Loss

As a result of our operations aforementioned, our net losses after income taxes for continuing operations for the three months ended March 31, 2022 and 2021 were $611,574 and $360,042, respectively. Our discontinued operations generated net loss after income tax $179,765 and $212,546 for the three months ended March 31, 2022 and 2021, respectively.

Foreign currency translation gain (loss)

We had a foreign currency translation gain (loss) for the three months ended March 31, 2022 and 2021 of $21,059 and $(37,763), respectively.

Comprehensive loss

As a result of the above, we posted a comprehensive loss of $770,280 and $610,351 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following tables set forth our interim condensed consolidated statements of cash flow:

	For three months ended March 31
	2022	2021
Net cash provided by (used in) operating activities-continuing operations	$1,716,197	$(943)
Net cash provided by (used in) operating activities- discontinued operations	(156,101)	1,652,638
	1,560,096	1,651,695

Net cash used in investing activities- continuing operations	-	-
Net cash used in investing activities- discontinued operations	(1,153)	389,171
	(1,153)	389,171

Net cash provided by financing activities-continuing operations	300,000	-
Net cash provided by financing activities-discontinued operations	-	-
	300,000	-

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	42,534	-
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	(56,203)	(21,443)
	(13,669)	(21,443)

Net increase (decrease) in cash and cash equivalents - continuing operations	2,058,731	(943)
Net (decrease) increase in cash and cash equivalents and restricted cash- discontinued operations	(213,457)	2,020,366
	1,845,274	2,019,423

Cash and cash equivalents, beginning balance- continuing operations	1,503,153	31,188
Cash and cash equivalents and restricted cash, beginning balance- discontinued operations	338,542	13,811,557
	1,841,695	13,842,745

Cash and cash equivalents and restricted cash, ending balance- continuing operations	$3,561,884	$30,245
Cash and cash equivalents and restricted cash, ending balance- discontinued operations	125,085	15,831,923
	$3,686,969	$15,862,168

Sources of Liquidity

The cash and cash equivalent and the restricted cash balances from the continuing operations as of March 31, 2022 were $1,533,468 and $2,028,416, respectively. Out of the total cash and cash equivalent and restricted cash amount, $3,561,884, we had $2,337,990 denominated in U.S. dollars deposited in the financial institutions in the United States or other countries, $1,223,894, denominated in HK$ in Hong Kong financial institutions.

The cash and cash equivalent balance from the discontinued operations as of March 31, 2022 was $125,085. Out of this amount, we had $8,457 denominated in U.S. dollars deposited in the financial institutions in Hong Kong, $116,627, denominated in HK$ in Hong Kong financial institutions.

For the three months ended March 31, 2022, net cash provided by operating activities from continuing operation was $1,716,197 which was predominantly driven by the receipt of customer deposits, $2,028,416 and an increase in accrued expenses and other payables, $231,814, offset by the net loss of $611,574. While there was no cash inflow or outflow from investing activities from our continuing operations during the three months ended March 31, 2022, our continuing operations incur net cash provided by financing activities, $300,000, as NFT Exchange obtained a short-term borrowing from a third party.

For the three months ended March 31, 2022, net cash used in operating activities by our discontinued operations was $156,101, which was a result of net loss from discontinued operations, $179,765, offset by non-cash item: depreciation expense, $17,086 and an increase in accrued expenses and other payable, $11,480. Net cash used in investing activities by our discontinued operations was $1,153, which was related to a purchase of a computer equipment by Hong Kong Takung. Our discontinued operations did not incur cash inflow or outflow from financing activities.

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

For the three months ended March 31, 2021, net cash used in operating activities by our continuing operations was $943, which was driven by the net loss from continuing operations, $360,042, offset by an increase in accrued expenses and other payables, $319,257, a decrease in prepayments, $36,125 and a non-cash item: share-based compensation expense, $3,717. There were no cash inflows or outflows from investing activities or financing activities from our continuing operations.

For the three months ended March 31, 2021, net cash provided by operating activities from our discontinued operations was $1,652,638 which was mainly resulted from an increase in customers’ deposits, $2,333,910, offset by net loss from discontinued operations, $212,546, prepayments remitted to vendors, $348,953, payments to vendors, $20,157 and payments to lessors, $15,466. Cash inflows from investing activities from our discontinued operations was $389,171 as our third-party lender paid off the loan receivable in January 2021. There was no cash inflow or outflow from financing activities from our discontinued operations.

As of March 31, 2022, the total current liabilities from the continuing operations were $2,703,660, which included accrued expense and other payables of US Takung and Hong Kong MQ, $375,244, customer deposits of NFT Exchange, $2,028,416 and short-term borrowing from a third party, $300,000. Total current liabilities from our discontinued operations, Hong Kong Takung, $8,671,980, included accrued expenses and other payables, $284,870, amount due to a related party, $6,383,658, a loan payable, $1,957,142 and operating lease obligation-current portion, $46,310.

As of March 31, 2022, the continuing operations of the Company had cash, restricted cash and cash equivalents of $3,561,884, a working capital in an amount of $1,808,968 and the net assets of $10,384,228. The Company’s discontinued operations, which primarily consisted of Hong Kong Takung, as of March 31, 2022, had cash and cash equivalent of $125,085, a working deficit of $8,528,910, and net liabilities of $8,377,825. In order to continue to maintain the liquidity requirements, we commenced our online NFT trading platform in May 2022 with approximately 60 NFT products listed and 107 new registered users. We continue to promote the NFT trading platform to increase more new registered users. We will negotiate with the third party and the related party lenders for extending the financing arrangements. In April 2022, we had also raised approximately $30 million in connection with the securities purchase agreement closed in February 2022. Management believed that these measures provided sufficient liquidity and adequate capital to fund the operations and reasonably meet the anticipated liquidity requirements for at least the next twelve months.

As of December 31, 2021, total current liabilities from the continuing operations were $143,429 which was related to accrued expenses and other payables of US Takung and Hong Kong MQ. Total current liabilities from our discontinued operation, Hong Kong Takung, totaled $8,733,624 which consisted of $273,390 in accrued expenses and other payables, $6,410,585 in amount due to related parties, $21,854 in advance from customers, $1,965,398 in short-term borrowings from a third party and $62,397 in lease liabilities.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Kwok Leung Li, Co-Chief Executive Officer, Mr. Kuangtao Wang and our Chief Financial Officer, Mr. Jianguang Qian. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2022 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or around July 2020, a third claim was filed in the Shanghai Pudong People’s Court, China against Hong Kong Takung on the basis of alleged breaches of contract. The claim amount has yet to be determined. A court hearing will be held on July 20, 2021. On June 9, 2021, the court of final appeal unanimously agreed with the previous court ’s judgment, which is in favor Hong Kong Takung. Accordingly, the legal case has been settled and closed.

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

ITEM 1A. RISK FACTORS

As of the date of this report and except as set forth below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 15, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of the Certificate of Incorporation (1)

3.4	Certificate of Amendment of the Certificate of Incorporation (1)

3.5	Certificate of Amendment (2)

3.6	Certificate of Amendment (3)

3.7	Certificate of Amendment (4)

4.1	Form of Warrant (5)

4.2	Form of Warrant (6)

10.1	Employment Agreement of Jianguang Qian, dated January 5, 2022 (7)

10.2	Employment Agreement of Kuangtao Wang, dated January 4, 2022 (7)

10.3	Form of Securities Purchase Agreement (5)

10.4	Form of Termination Agreement (5)

10.5	Form of Amended and Restated Securities Purchase Agreement (6)

10.6	Loan Agreement dated February 16, 2022*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

(4)	Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on August 12, 2015.

(5)	Incorporated herein by reference to exhibits to our current report on Form 8-K filed with the SEC on February 23, 2022.

(6)	Incorporated herein by reference to exhibits to our current report on Form 8-K filed with the SEC on March 25, 2022.

(7)	Incorporated herein by reference to exhibits to our current report on Form 8-K filed with the SEC on January 7, 2022.

*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2022	TAKUNG ART CO., LTD

	By:	/s/ Kuangtao Wang
Kuangtao Wang
Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jianguang Qian
Jianguang Qian
Chief Financial Officer
(Principal Financial and Accounting Officer)