Form 10-Q
period 2022-06-30
Takung Art Co., Ltd
filed 2022-08-15
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-38036

TAKUNG ART CO., LTD

(Exact name of registrant as specified in its charter)

Delaware	26-4731758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1325 Avenue of the Americas, Room 2740, 27th New York,	NY 10019
(Address of principal executive offices)	(Zip Code)

+1 (332) 250-4207

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

As of August 15, 2022, 24,611,263 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

FORM 10-Q

TAKUNG ART CO., LTD

i

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,538,211	$1,503,153
Restricted cash	4,645,449	-
Account receivables, net	99,290	120,000
Prepayment and other current assets, net	73,492	169,908
Current assets – discontinued operations	162,737	373,479
Total current assets	37,519,179	2,166,540

Non-current assets
Property and equipment, net	6,378	6,883
Intangible assets	140	140
Non-marketable investment, net	3,030,928	9,296,614
Non-current assets – discontinued operations	114,015	183,559
Total non-current assets	3,151,461	9,487,196
Total assets	$40,670,640	$11,653,736

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$2,007,062	$143,429
Current liabilities - discontinued operations	8,939,854	8,733,624
Advance from customers	4,645,449	-
Tax payables	48,996	-
Total current liabilities	15,641,361	8,877,053

Non-current liabilities
Operating lease liabilities, non-current	-	-
Total non-current liabilities	-	-
Total liabilities	15,641,361	8,877,053

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 24,611,623 shares issued and outstanding as of June 30, 2022; 14,372,353 shares issued and outstanding as of December 31, 2021)	24,611	14,372
Additional paid-in capital	62,537,353	32,547,585
Accumulated deficit	(37,393,294)	(29,444,185)
Accumulated other comprehensive loss	(139,392)	(341,089)
Total shareholders’ equity	25,029,278	2,776,683
Total liabilities and shareholders’ equity	$40,670,640	$11,653,736

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee-Continuing operations	$-	$-	$-	$-
Listing fee-Discontinued operations	-	283,302		557,094
Commission-Continuing operations	694,175	-	694,175	-
Commission-Discontinued operations		648,310		1,006,396
Management fee-Continuing operations	-	-	-
Management fee-Discontinued operations	-	211,883		359,113
Revenue-Continuing operations	694,175	-	694,175	-
Revenue-Discontinued operations	-	1,143,495	-	1,922,603

Cost of revenue-continuing operations	(150,930)	-	(150,930)	-
Cost of revenue-discontinued operations	-	(452,465)		(704,702)

Gross profit-continuing operations	543,245	-	543,245	-
Gross profit-discontinued operations	-	691,030	-	1,217,901

Operating expenses:
General and administrative expenses-Continuing operations	(7,578,425)	(7,182,662)	(8,189,900)	(7,542,652)
General and administrative expenses-Discontinued operations	(73,419)	(769,652)	(253,017)	(1,422,820)
Selling expenses-Continuing operations	-	-	-	-
Selling expenses-Discontinued operations	-	(131,558)	-	(236,469)
Total operating expenses - Continuing operations	(7,578,425)	(7,182,662)	(8,189,900)	(7,542,652)
Total operating expenses - Discontinued operations	(73,419)	(901,210)	(253,017)	(1,659,289)

Loss from continuing operations	(7,035,180)	(7,182,662)	(7,646,655)	(7,542,652)

Other income and expenses:
Other(expenses) income-Continuing operations	(177)	161,762	(276)	161,710
Other(expenses) income-Discontinued operations	2	16,615	(165)	30,504
Total other income (expenses)	(175)	178,377	(441)	192,214

Loss before income taxes-Continuing operations	(7,035,357)	(7,020,900)	(7,646,931)	(7,380,942)

Income tax expenses-Continuing operations	48,996	-	48,996	-

Net loss from continuing operations	(7,084,353)	(7,020,900)	(7,695,927)	(7,380,942)

Loss before income tax-Discontinued operations:
Loss from Discoutinued operations	(73,417)	(193,565)	(253,182)	(410,884)
Income tax expenses-Discontinued operations
Tax expense		24,334		4,126
Deferred tax benefit		(35,700)		(10,719)

Net Loss from discontinued operations	(73,417)	-	(253,182)	-

Net loss	$(7,157,770)	$(7,225,831)	$(7,949,109)	$(7,798,419)

Foreign currency translation adjustment	180,638	3,933	201,697	(33,830)

Comprehensive loss	$(6,977,132)	$(7,221,898)	$(7,747,412)	$(7,832,249)

Loss from continuing operations per common share - basic	$(0.308)	$(0.606)	$(0.411)	$(0.646)
Loss from continuing operations per common share -Diluted	$(0.144)	$(0.606)	$(0.242)	$(0.646)
Loss from discontinued operations per common share - basic	$(0.003)	$(0.018)	$(0.014)	$(0.037)
Loss from discontinued operations per common share - Diluted	$(0.001)	$(0.018)	$(0.008)	$(0.037)
Weighted average number of common shares outstanding-basic	23,036,046	11,579,690	18,728,132	11,427,248
Weighted average number of common shares outstanding-diluted	49,027,125	11,579,690	31,795,470	11,427,248

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Number of shares	Common Stock	Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2021	$14,372,353	$14,372	$32,547,585	$(29,444,185)	$(341,089)	$2,776,683
Shared-based compensation
Net loss from continuing operations	-	-	-	(611,574)	-	(611,574)
Net loss from discontinued operations	-	-	-	(179,765)	-	(179,765)
Foreign currency translation adjustment	-	-	-	-	21,059	21,059
Balance, March 31, 2022	14,372,353	14,372	32,547,585	(30,235,524)	(320,030)	2,006,403

Issuance of ordinary shares for restricted stock award	10,238,910	10,239	29,989,768	-	-	30,000,007
Exercise of stock options	-	-	-	-	-	-
Shared-based compensation	-	-	-	-	-	-
Net loss from continuing operations	-	-	-	(7,084,353)	-	(7,084,353)
Net loss from discontinued operations	-	-	-	(73,417)	-	(73,417)
Foreign currency translation adjustment	-	-	-	-	180,638	180,638
Balance, June 30, 2022	24,611,263	$24,611	$62,537,353	$(37,393,294)	$(139,392)	$25,029,278

	Number of shares	Common Stock	Additional Paid-in Capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
Balance, December 31, 2020	11,271,379	$11,271	$6,358,115	$(226,311)	$(328,030)	$5,815,045
Shared-based compensation	-	-	3,717	-	-	3,717
Net loss from continuing operations	-	-	-	(360,042)	-	(360,042)
Net loss from discontinued operations				(212,546)		(212,546)
Foreign currency translation adjustment	-	-	-	-	(37,763)	(37,763)
Balance, March 31, 2021	11,271,379	11,271	6,361,832	(798,899)	(365,793)	5,208,411

Issuance of ordinary shares for restricted stock award	335,000	335	6,863,814	-	-	6,864,149
Exercised of stock options	61,065	61	180,424	-	-	180,485
Shared-based compensation	-	-	-	-	-	-
Net loss from continuing operations	-	-	-	(7,020,900)	-	(7,020,900)
Net loss from discontinued operations				(204,931)		(204,931)
Foreign currency translation adjustment	-	-	-	-	3,933	3,933
Balance, June 30, 2021	11,667,444	$11,667	$13,406,070	$(8,024,730)	$(361,860)	$5,031,147

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(7,695,927)	$(7,380,942)
Net loss from discontinued operations	(253,182)	(417,477)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	465	930
Impairment loss	6,265,686	-
Changes in exchange rate	-	-
Share-based compensation	-	3,717
Changes in operating assets and liabilities(decrease)increase in:
Accounts receivable, net	20,710	41,420
Prepayment and other current assets	96,416	106,058
Accrued expenses and other payables	6,509,082	16,073,055
Net cash provided by operating activities - continuing operations	$5,196,432	$8,844,238
Net cash provided by operating activities - discontinued operations	185,654	987,134
Net cash provided by operating activities	5,382,086	9,831,372

Cash flows from investing activities:
Net cash used in investing activities-continuing operations	(505)	145,824
Net cash used in investing activities-discontinued operations	(1,151)	243,143
Net cash used in investing activities	(1,656)	388,967

Cash flows from financing activities:
Proceeds from a short-term borrowing from a third party	300,000	-
Net cash provided by financing activities-continuing operations	30,000,007	-
Net cash provided by financing activities-discontinued operations	-	180,485
Net cash provided by financing activities	30,300,007	180,485

Effect of exchange rate change on cash, cash equivalents and restricted cash from continuing operations	184,573	19,976
Effect of exchange rate change on cash, cash equivalents and restricted cash from discontinued operations	(400,243)	33,293

Net change in cash and cash equivalents, and restricted cash from continuing operations	35,680,507	9,010,038
Net change in cash and cash equivalents, and restricted cash from discontinued operations	(215,740)	1,444,055

Cash, cash equivalents and restricted cash, beginning balance	1,503,153	31,188
Cash and cash equivalents, and restricted cash beginning balance from discontinued operations	338,542	13,811,557
Cash and cash equivalents, and restricted cash beginning balance	1,841,695	13,842,745

Cash and cash equivalents, and restricted cash ending balance from continuing operations	$37,183,660	$9,041,226
Cash and cash equivalents and restricted cash ending balance from discontinued operations	122,802	15,255,612
Cash and cash equivalents and restricted cash ending balance	$37,306,462	$24,296,838

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents-continuing operations	$32,538,211	$9,041,226
Restricted cash as of June 30, 2021 and 2020, respectively	4,645,449	-
Total cash, cash equivalents and restricted cash-continuing operations	$37,183,660	$9,041,226

Cash and cash equivalents-discontinued operations	$122,802	$9,221,029
Restricted cash - discontinued operations	-	6,034,583
Total cash, cash equivalents and restricted cash-discontinued operations	$122,802	$15,255,612

Supplemental cash flows information:
Cash paid for interest-continuing operations	$-	$-
Cash paid for interest-discontinued operations	$-	$-
Cash paid for income taxes-continuing operations	$-	$112,491
Cash paid for income taxes-discontinued operations	$-	$-

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

On August 21, 2021, Takung and Cultural Objects entered to an amendment to the SPA. The amendment provides that the original purchase price was amended to be $500,000 in cash and the issuance of 771,040 restricted shares of common stock of Takung to Cultural Objects in exchange for 54,100 shares of common stock of Cultural Objects, and, subject to the satisfaction of the conditions stipulated in the SPA, the issuance of 787,440 unvested restricted shares of common stock of Takung to Cultural Objects in exchange for 32,460 unvested shares of common stock of Cultural Objects. The cash consideration of $500,000 was paid to Cultural Objects by the end of August 2021. On September 9, 2021, an aggregate amount of 1,558,480 restricted shares of common stock of Takung issued to Cultural Objects in an exchange for an aggregate 86,560 shares of common stock of Cultural Objects. Together with the cash consideration paid $500,000 and the total value of the restricted shares issued to Cultural Objects, $10,130,120, the total value of the investment in Cultural Objects was $10,630,120. As of June 30, 2022 the initial cost of this investment was adjusted to $3,030,928 after a further impairment charge, $6,265,686 was recorded (see Note 5).

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

Basis of consolidation

The interim condensed consolidated financial statements include the financial statements of the Company, and its subsidiaries, NFT Exchange, NFT Digital, Metaverse Payment, Hong Kong Takung, Tianjin Takung and Hong Kong MQ. All intercompany transactions and balances have been eliminated on consolidation.

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

Due to the suspension of the operation of Tianjin Takung by the local authority in the fourth quarter of 2021, Hong Kong Takung lost its control over Tianjin Takung. The Company plans to dispose Hong Kong Takung, and is actively seeking buyers for Hong Kong Takung and related operations in order to focus on its blockchain and NFT business operation. As of June 30, 2022 and December 31, 2021, the operation of Hong Kong Takung was classified as a discontinued operation and as of December 31, 2021, the operation Tianjin Takung was deconsolidated. For the six months ended June 30, 2022, the operation of Hong Kong Takung was presented in discontinued operations.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2022 and December 31, 2021.

Comprehensive loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income” and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the six months ended June 30, 2022 and 2021, the Company’s comprehensive loss includes net loss and foreign currency translation adjustment.

Foreign currency translation and transaction

The functional currency of Metaverse Payment, Hong Kong Takung, Hong Kong MQ and Tianjin Takung are the Hong Kong Dollar (“HKD”); NFT Digital and NFT Exchange are the United States Dollar (“USD”)

The reporting currency of the Company is USD.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet’s dates, which is 7.8472 and 7.7996 as of June 30, 2022 and December 31, 2021, respectively;

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

Restricted cash

Restricted cash represents the cash deposited by the NFT traders into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading of NFT in our online NFT platform. After the user’s registration is successful, the customer deposits must be transferred to the designated account of the platform through the bank account added by the user before the transaction starts, and a transfer application is submitted on the platform, which can enter the buyer’s platform account after financial review. Except for instructing the bank to deduct the commission, Takung has no right to use any funds in the broker’s account. Our restricted cash is denominated in USD. As of June 30, 2022, the ending balance of our restricted cash was $4,645,449.

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

During 2021, we recorded $16.5million in asset impairments due to the deconsolidation of Tianjin Takung as a result of the loss of control in this entity. Please refer to Note 6 for details. In addition, we determined that the future undiscounted cash flow was less than the carrying cost of our non-marketable investment and recognized an impairment charge of $1,333,506  for twelve months ended December 31, 2021 and a further charge of $6,265,686 for six months ended June 30, 2022 against our non-marketable investment. Please refer to Note 5 for details.

Intangible assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of June 30, 2022 and December 31, 2021.

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

Beginning in the fourth quarter 2021, we introduced consultancy service and setup NFT business through our subsidiaries, NFT Exchange and NFT Digital. In early May 2022, we launched a NFT trading platform at www.nftoeo.com. Through the new NFT platform, we introduced three main revenue categories: (i) Listing fee, (ii) Commission, and (iii) Management fee.

Cost of revenue

The Company’s cost of revenue primarily consists of expenses associated with the delivery of its service of our continued operations. These include expenses related to the operation of the data centers, such as facility and lease of the server equipment, development and maintenance of the platform system, as well as the cost of insurance, storage and transportation of the artworks. Cost of revenue also includes commission paid to service agent.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the interim condensed consolidated statements of operations for the six months ended June 30, 2022 and as of December 31, 2021.

Earnings (loss) per share

Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive .

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

Concentration of customers

There were no revenues from customers that individually represent greater than 10% of the total revenues during the six months ended June 30, 2022 and 2021.

Concentration of customer deposits

As of June 30, 2022 and December 31, 2021, there were no traders that individually accounted for greater than 10% of the Company’s total customer deposits.

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

3. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, prepaid service fees, as well as staff advance.

	June 30,	December 31,
	2022	2021
	(Unaudited)
Prepaid tax	$-	$-
Prepaid service fees	81,240	196,497
Deposit	5,557	5,557
Other current assets	-	2,791
Subtotal	86,797	204,845
Less: Prepayment and other current assets, net-discontinued operations	(13,305)	(34,937)
Prepayment and other current assets, net	$73,492	$169,908

No provision for doubtful accounts was recognized for the three and six months ended June 30, 2022 and 2021, respectively.

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Listing fee	$-	$154,771
Consultancy service	99,290	120,000
Less: allowance for doubtful accounts	-	(154,771)
Account receivables, net	$99,290	$120,000

No provision for doubtful accounts was recognized for the three and six months ended June 30, 2022 and 2021, respectively.

5. INVESTMENTS

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

Management considered market conditions as the result of the global pandemic and other global macroeconomic conditions and the potential impact on the value of the Company’s investment; accordingly, management conducted a review of each of its investments. After its review management determined that the future undiscounted cash flows were less than the carrying cost of our non-marketable investment and recognized an impairment charge, $7,599,192 against our non-marketable investment. Management estimated future revenues and costs, and the related cash flows regarding this investment, as well as applying assumptions regarding the proper inputs into the weighted average cost of capital which included the consideration of comparable market participants and the Company’s own capital structure in developing a discounted flow model to determine an update carrying value for the private-held investment.

The carrying value is measured as the total initial cost minus impairment. The carrying value for our non-marketable investment is summarized below:

	June 30,	December 31,
	2022	2021

Total initial cost	$10,630,120	$10,630,120
Cumulative net gain (loss)	-	-
Provision for impairment	(7,599,192)	(1,333,506)
Total carrying value	$3,030,928	$9,296,614

We recorded an unrealized loss in connection with the non-marketable investment, a further impairment loss of $6,265,686 was recognized for six months ended June 30, 2022.

6. ASSET IMPAIRMENTS

Our subsidiary, Hong Kong Takung, recorded an asset impairment charge of $16,538,781, as a result of the deconsolidation of Tianjin Takung due to the loss of control of Tianjin Takung in the fourth quarter of 2021. Hong Kong Takung considered the receivables from Tianjin Takung to be uncollectible and wrote off its investment in Tianjin Takung. These charges have been included in the net loss from discontinued operations for the year ended December 31, 2021. As of the June 30, 2022, we did not incur additional receivable balances nor impairments.

The following represents the detail of the asset impairments as of June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021

Receivables from Tianjin Takung	$-	$16,388,254
Investment in Tianjin Takung	-	150,527
Subtotal	-	16,538,781
Less: asset impairments – discontinued operations	$-	$(16,538,781)
Total	-	-

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Furniture, fixtures and equipment	$68,910	$63,392
Leasehold improvements	22,938	23,078
Computer trading and clearing system	2,410,388	2,429,883
Sub-total	2,502,236	2,516,353
Less: accumulated depreciation	(2,437,316)	(2,428,936)
Sub-total	$64,920	$87,417
Less: Property and equipment, net-discontinued operations	(58,542)	(80,534)
Property and equipment, net	6,378	6,883

8. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Accruals for professional fees	$272,318	$90,642
Accruals for consulting fees	278,604	266,304
Payroll payables	285,277	55,964
Trading and clearing system	-	2,364
Other payables	1,447,879	1,546
Subtotal	$2,284,078	$416,820
Less: Accrued expenses and other payables-discontinued operations	(277,016)	(273,391)
Total accrued expenses and other payables	2,007,062	143,429

9. RELATED PARTY BALANCES AND TRANSACTIONS

On May 29, 2021, our discontinued operation, Hong Kong Takung, entered into an interest-free loan agreement (the “HK Dollar Working Capital Loan”) with Sze Chan (“Chan”), Vice President of Hong Kong Takung, for the loan of $6,371,699 (HK$50,000,000) to Hong Kong Takung. The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2022.

In April 2022 Chan assigned loan receivables in Hong Kong Takung to Jin Wang, one of the members of management team and it was still outstanding as at June 30, 2022.

The ending balance of the amount due to a related party as of respective period is indicated as follows:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Chan	$-	$6,410,585
Wang	6,371,699	-
Subtotal	$6,371,699	$6,410,585
Less: amount due to related party – discontinued operations	(6,371,699)	(6,410,585)
Total	-	-

10. INCOME TAXES

Takung, NFT Exchange and NFT Digital were incorporated in the State of Delaware, Wyoming and New York, respectively; therefore, are subject to United States income tax. Metaverse Payment, Hong Kong  Takung and Hong Kong MQ were incorporated in Hong Kong S.A.R. and are subject to Hong Kong profits tax. Tianjin Takung was incorporated in the PRC and is subject to the Enterprise Tax.

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

The income tax provision consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	48,996	(9,261)	48,996	10,947
Total Current	$48,996	$(9,261)	$48,996	$10,947

Deferred:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	20,627	-	(4,354)
Total Deferred	$-	$20,627	$-	$(4,354)
Total income tax expense	$48,996	$11,366	$48,996	$6,593

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss before income tax expense	$(7,108,774)	$(7,214,465)	$(7,900,113)	$(7,791,826)
Computed tax benefit with statutory tax rate	(344,263)	(1,515,040)	(1,089,572)	(1,636,285)
Impact of different tax rates in other jurisdictions	(13,363)	(2,622)	(13,363)	1,097
Impact of preferred tax rate	56,724	(40,760)	272,399	5,390
Non-deductible items:
Tax effect of non-deductible expenses	-	71,454	-	64,376
Changes in valuation allowance	349,898	1,498,334	879,532	1,573,161
Others	-	-	-	(1,146)
Total income tax expense	$48,996	$11,366	$48,996	$6,593

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	June 30,	December 31,
	2022	2021
Uncertain tax liabilities, beginning of period	$-	$101,789
Settlements with tax authority during current year	-	(101,789)
Uncertain tax liabilities, end of period	$-	$-

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

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of June 30, 2022 and December 31, 2021, respectively.

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

The following table provides a summary of leases by balance sheet location as of June 30, 2022 and December 31, 2021 respectively:

		As of	As of
		June 30,	December 31,
Assets/liabilities	Classification	2022	2021
		(Unaudited)	(Unaudited)
Assets
Operating lease right-of-use assets	Operating lease assets	$31,908	$62,397

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$31,908	$62,397

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	-	-

Total lease liabilities		$31,908	$62,397

The operating lease expenses for the three months and six months ended June 30, 2022 and 2021 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2022	2021	2022	2021
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	Cost of revenue, general and administrative expenses	$21,864	$109,951	$83,869	$167,226
Total lease cost		$21,864	$109,951	$83,869	$167,226
Operating lease cost-discontinued operations	Cost of revenue, general and administrative expenses	(21,864)	(109,951)	(83,869)	(167,226)
Total lease cost		-	-	-	-

Maturities of operating lease liabilities at June 30, 2022 were as follows:

Operating
Maturity of Lease Liabilities	Leases
2022	$32,563
2023	-
2024	-
2025	-
Thereafter	-
Total lease payments	$32,563
Less: interest	(655)
Present value of lease payments	$31,908

12. LOSS PER SHARE

The computation of the Company’s basic and diluted net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss - continuing operations	$(7,084,353)	$(7,020,900)	$(7,695,927)	$(7,380,942)
Net loss - discontinued operations	(73,417)	(204,931)	(253,182)	(417,477)
Total net loss	(7,157,770)	(7,225,831)	(7,949,109)	(7,798,419)

Denominator:
Weighted-average shares outstanding - Basic	23,036,046	11,579,690	18,728,132	11,427,248
Stock options and restricted shares	-	-	-	-
Weighted-average shares outstanding - Diluted	49,027,125	11,579,690	31,795,470	11,427,248

Loss per share-continuing operations
-Basic	(0.308)	(0.606)	(0.411)	(0.646)
-Diluted	(0.144)	(0.606)	(0.242)	(0.646)

Loss per share-discontinued operations
-Basic	(0.003)	(0.018)	(0.014)	(0.037)
-Diluted	(0.001)	(0.018)	(0.008)	(0.037)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

As of June 30, 2022 and December 31, 2021, there were no outstanding stock options, but there were warrants attached to PIPE executed on April 14, 2022 securities that would potentially be converted to additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued were excluded from the calculation of diluted net loss per share.

13.  SUBSEQUENT EVENTS

On June 27, 2022, Takung Art Co., Ltd., a Delaware corporation (the “Company”) entered into certain securities purchase agreement (the “SPA”) with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which the Company agreed to sell 15,789,474 units, each consisting of one share of the common stock of the Company, par value $0.001 per share (the “Common Stock”) and a warrant to purchase two shares of Common Stock. The purchase price of each Unit is $1.9.

Upon further discussion among the parties, on July 27, 2022, the Company and the Purchasers agreed to amend and restate the SPA to make amendments to the number of Units and the Unit purchase price (the “Amended SPA”). Pursuant to the Amended SPA, the Company agreed to sell 10,380,623 Units. The purchase price of each Unit is $2.89. The gross proceeds to the Company from this offering will be approximately $30 million. The Amended SPA is subject to various conditions to closing including NYSE American’s completion of its review of the notification to NYSE American regarding the listing of the Units.

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

New Business Model

TKAT’s business model revolves around the theme of “free circulation of value and creation of a unique digital work exchange platform,” allowing each user to create, buy and sell various irreplaceable digital works to realize the value of works.

New Business Services

A.	Providing consulting services such as artwork valuation/appreciation potential

TKAT taps into the needs of users to provide comprehensive consulting services such as labor cost, artist influence, artistic value of works, and channels for obtaining works, which not only serves customers but also creates value for the company.

B.	NFT trading service

TKAT has built a fully functional NFT trading platform, which was launched in May 2022. The platform carries the categories of digital works including artwork, music videos, collectibles, game props, sports, metaverse, virtual world, social tokens, and meet the needs of various users as much as possible. Users are able to complete the whole business process including user registration, certification, work uploading, work casting, and work trading through the platform. The platform was launched and placed in service in May 2022. In the transaction process, it not only meets the needs of customers for uploading and purchasing digital works, but the company also extracts a portion of the handling fee (including token minting, first sale, and second sale) to create value.

C.	Advertising service

Once the TKAT platform has accumulated a larger user base, it can provide advertising and publicity services for users or the company itself. The business model is not limited to categories and industries, such as investment promotion, work promotion, and industry promotion.

New Strategic Direction

TKAT is committed to creating a digital original ecological platform that integrates games, artworks, domain names, insurance, collectibles, virtual assets, real assets, identity and other fields, and changes the market status of traditional industries through its own efforts. Strategic goals include basic platform building, targeted population entry, providing services (consulting services, transaction services, advertising services), optimizing the platform and expanding the scope of services.

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

Competitive Advantages

The advantages of Takung in the NFT transaction and blockchain market are as follows:

Innate industry advantages

In recent years, digital artworks of NFT technology based on blockchain technology are becoming popular assets. The NFT online platform the Company built can effectively solve the current situation such as unclear ownership of property, difficulty in distinguishing authenticity and low efficiency of artwork circulation. Converting the business development from offline to online operation, so that the value of digital works can be freely circulated online.

Advantages of the core management team

The core team members of Takung have experience in blockchain technology development and NFT trading platform operation, which can ensure a smoother development and business operation in the later stage.

Takung’s platform advantages

The currently developed and launched NFT online trading platform supports multi-category product uploads, including Digital art, Digital oil painting, Produced by Gallery, Personal products, Artist signature, Oil on canvas, Print, Paper ink, Device, Comprehensive media, Derivative, and it will be continuously enriched and improved according to customer interests. The NFT trading platform has stable performance, high security and is easy to maintain. At the front end of the system, the Company will continuously improve the operability and user experience of the system focusing on improving the user experience.

Technical advantages

Takung’s digital works exchange platform that has been launched is built by a professional technical team. Each technician has rich industry experience, can work under a short development cycle or high pressure, and has a number of relevant industry benchmarking projects experience. The capability of the technical team ensures the strong technical support in later system optimization and iterative updates.

Marketing advantages

The Company has a professional marketing team. After the platform goes online, it can be promoted online and offline simultaneously, so as to quickly increase the popularity of the platform, and use professional marketing solutions to attract more creators and purchasers to join in the platform.

We expect that we will generate revenue from the offering and trading of NFT on the Company’s system, primarily consisting of membership fee, trading commissions, and advertising fees.

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THREE MONTHS ENDED JUNE 30, 2021

The following tables set forth our interim condensed consolidated statements of income data with a percentage:

	Three Months Ended June 30,
	2022	% of Revenue	2021	% of Revenue
	(Unaudited)		(Unaudited)
Revenue-Continuing operations	$694,175	100	$-	-
Revenue-Discontinued operations	-	-	1,143,495	100
Cost of revenue-Continuing operations	(150,930)	(22)	-	-
Cost of revenue-Discontinued operations	-	-	(452,465)	(40)
Selling expenses-Continuing operations	-	-	-	-
Selling expenses-Discontinued operations	-	-	(131,558)	(12)
General and administrative expenses-Continuing operations	(7,578,425)	(1092)	(7,182,662)	-
General and administrative expenses-Discontinued operations	(73,419)	-	(769,652)	67
Total costs and expenses-Continuing opertions	(7,729,355)	(1113)	(7,182,662)	-
Total costs and expenses-Discontinuing opertions	(73,419)	-	(1,353,675)	(118)
Loss from continuing operations	(7,035,180)	(1013)	(7,182,662)	-
Other(expenses)income - Continuing opertions	(177)	(0)	161,762	-
Other(expenses)income - Discontinuing opertions	2	-	16,615	1
Loss before income taxes -Continuing operations	(7,035,357)	(1,013)	(7,020,900)	-
Income tax expense	48,996	7	0	-
Net loss from Continuing operation	$(7,084,353)	(1,021)	$(7,020,900)	-
Loss before income tax-Discontinued operatons	(73,417)	-	(193,565)	(17)
Income tax expenses-Discontinued operations
Tax expense	-	-	24,334	2
Deferred tax benefit	-	-	(35,700)	(3)
Net loss from Discontinued operations	(73,417)	-	(204,931)	(18)
Net loss	(7,157,770)	(1,031)	(7,225,831)	(632)

Revenue

For the three months ended June 30, 2022 and 2021, our operations generated revenues in an amount of $694,175 and $1,143,495, respectively.

The following table sets forth our interim condensed consolidated revenue by revenue source:

	Three Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Listing fee-Continuing operations	$-	$-
Listing fee-Discontinued operations	-	283,302
Commission-Continuing operations	694,175	-
Commission-Discontinued operations	-	648,310
Management fee-Continuing operations	-	-
Management fee-Discontinued operations	-	211,883
Total Revenue-Continuing operations	$694,175	$-
Total Revenue-Discontinued operations	-	1,143,495

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks. For the three months ended June 30, 2021 and 2022, listing fee was $283,302 and $nil from discontinued and continued operations respectively.

(ii)	Commission fee revenue

For non-VIP Traders, the commission revenue was calculated based on a percentage of transaction value of artworks, which we charge trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 5% of the total amount of each transaction. The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed.

Commission revenue for the three months ended June 30, 2021 and 2022 was $648,310 and $694,175 from discontinued and continued operations respectively.

(iii)	Management fee revenue

Our legacy online trading platform from discontinued operations charges Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units. The management fee is recognized when the artwork is sold and is deducted from proceeds from the sale of artwork ownership shares when there is a purchase and sale transaction.

Our operations did not generate management fee revenue from our legacy trading platform for the three months ended June 30, 2022 and had $211,883 for the three months ended June,30, 2021.

Revenue by customer type

The following table presents our revenue by customer type:

	Three months ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Artwork owners	$-	$283,302
Non – VIP Traders	694,175	645,954
Selected Traders	-	214,239
Total	$694,175	$1,143,495

Cost of Revenue

	Three months ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$-	351,352
Depreciation	-	$45,482
Internet service charge	150,930	26,808
Artwork insurance	-	12,731
Artwork storage	-	16,092
Total	$150,930	$452,465

Cost of revenue of our continued and discontinued operations for the three months ended June 30, 2022 and 2021 were $150,930 and $452,465, respectively. The cost of revenue for the three months ended June 30, 2022 was incurred related to the revenue generated by our NFT online trading system.

Gross Profit

Gross profit for our operations was $543,245 and $691,030 for three months ended June 30, 2022 and 2021, respectively.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2022 were $7,651,844 compared to $7,952,314 for the three months ended June 30, 2021.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended June 30, 2022 and June 30, 2021.

	Three months ended June 30,
	2022	% of Total	2021	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$767,214	10.0	$234,071	2.9
Office, insurance and rental expenses	34,682	0.5	172,986	2.2
Legal and professional fees	339,836	4.4	239,685	3.0
Non-deductible input VAT expense	-	-	48,739	0.6
Travel and accommodation fees	-	-	24,639	0.3
Consultancy fee	170,892	2.2	315,214	4.0
Depreciation	115	0.0	25,547	0.3
Share based compensation expense	-	-	6,864,150	86.3
Impairment loss	6,265,686	81.9	-	-
Others	73,419	1.0	27,283	0.4
Total general and administrative expense	$7,651,844	100.0	$7,952,314	100.0
Deduct:General and administrative expense-Discontinued operations	(73,419)	1.0	(769,652)	9.7
General and administrative expense-Discontinuing operations	7,578,425	99.0	7,182,662	90.3

Other (expenses) income

Other expenses for the operations for the three months ended June 30, 2022 and 2021 were $(175) and $178,377, respectively.

Loss before income taxes

Our continuing operations incurred loss before income taxes $7,084,353 and $7,020,900 for the three months ended June 30, 2022 and 2021, respectively.

Our discontinued operations incurred loss before income taxes, $73,417 and $(204,931) for the three months ended June 30, 2022 and 2021, respectively.

Income tax expense

For the three months ended June 30, 2022 and 2021, our continuing operations incurred income tax expense as $48,996 and $nil, respectively.

The income tax expense from the discontinued operations for the three months ended June 31, 2022 and 2021 were $nil and $(11,366).

Net Loss

As a result of our operations aforementioned, our net losses after income taxes for continuing operations for the three months ended June 30, 2022 and 2021 were $7,084,353 and $7,020,900, respectively. Our discontinued operations generated net loss after income tax $73,417 and $204,931 for the three months ended June 30, 2022 and 2021, respectively.

Foreign currency translation gain (loss)

We had a foreign currency translation gain (loss) for the three months ended June 30, 2022 and 2021 of $180,638 and $3,933, respectively.

Comprehensive loss

As a result of the above, we posted a comprehensive loss of $6,977,132 and $7,221,898 for the three months ended June 30, 2022 and 2021, respectively.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO SIX MONTHS ENDED JUNE 30, 2021

The following tables set forth our condensed consolidated statements of income data:

	Six Months Ended June 30,
		% of		% of
	2022	Revenue	2021	Revenue
	(Unaudited)		(Unaudited)
Revenue-Continuing operations	694,175	100	-	-
Revenue-Discontinued operations	-	-	1,922,603	100
Cost of revenue-Continuing operations	(150,930)	(22)	-	-
Cost of revenue-Discontinued operations			(704,702)	(37)
Selling expenses-Continuing operations	-	-	-	-
Selling expenses-Discontinued operations	-	-	(236,469)	(12)
General and administrative expenses-Continuing operations	(8,189,900)	(1,180)	(7,542,652)	-
General and administrative expenses-Discontinued operations	(253,017)	-	(1,422,820)	(74)
Total costs and expenses-Continuing operations	(8,340,830)	(1,202)	(7,542,652)	-
Total costs and expenses-Discontinued operations	(253,017)	-	(2,363,991)	(123)
Loss from continuing operations	(7,646,655)	(1,102)	(7,542,652)	-
Other(expenses)income-Continuing operations	(276)	-	161,710	-
Other(expenses)income-Discontinued operations	(165)	-	30,504	2
Loss before income taxes-Continuing operations	(7,646,931)	(1,102)	(7,380,942)	-
Income tax expenses-Continuing operations	48,996	7	-	-
Net loss from Continuing operations	$(7,695,927)	(1,109)	$(7,380,942)	-
Loss before income tax-Discontinued operatons	(253,182)	-	(410,884)	(21)
Income tax expenses-Discontinued operations
Tax expense	-	-	4,126	-
Deferred tax benefit	-	-	(10,719)	(1)
Net loss from Discontinued operations	(253,182)	-	(417,477)	(22)
Net loss	(7,949,109)	(1,145)	(7,798,419)	(406)

Revenue

The following table sets forth our condensed consolidated revenue by revenue source:

	Six months ended
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Listing fee-Continuing operations	$-	$-
Listing fee-Discontinued operations		557,094
Commission-Continuing operations	694,175	-
Commission-Discontinued operations		1,006,396
Management fee-Continuing operations	-	-
Management fee-Discontinued operations	-	359,113
Revenue-Continuing operations	$694,175	$-
Revenue-Discontinued operations	-	1,922,603

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks. For the six months ended June 30, 2021 and 2022, listing fee was $557,094 and $nil from discontinued and continued operations respectively.

(ii)	Commission fee revenue

For non-VIP Traders, the commission revenue was calculated based on a percentage of transaction value of artworks, which we charge trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 5% of the total amount of each transaction. The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed.

Commission revenue for the six months ended June 30, 2021 and 2022 was $1,006,396 and $694,175 from discontinued and continued operations respectively.

(iii) Management fee revenue

Our legacy online trading platform charges Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units. The management fee is recognized when the artwork is sold and is deducted from proceeds from the sale of artwork ownership shares when there is a purchase and sale transaction.

Our operations did not generate management fee revenue from our legacy trading platform for the six months ended June 30, 2022, but generate $359,113 management fee revenue for the six months ended June 30, 2021.

Revenue by customer type

The following table presents our revenue by customer type:

	Six months ended
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Artwork owners	$-	$557,094
Non – VIP traders	694,175	958,593
Selected traders	-	406,916
Total	$694,175	$1,922,603

Cost of Revenue

	Six months ended
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$-	$486,526
Depreciation	-	114,544
Internet service charge	150,930	45,977
Artwork insurance	-	25,475
Artwork storage	-	32,180
Total	$150,930	$704,702

Cost of revenue for the six months ended June 30, 2022 and June 30, 2021 was $150,930 and $704,702, respectively. The decline in cost of revenue for the six months ended June 30, 2022 compared to June 30, 2021 was mainly due to the continuing operations from the new NFT business is on the start stage and legacy business is treated as discontinued operations.

Gross Profit

Gross profit was $543,245 or 78.3% of the total revenue for the six months ended June 30, 2022, compared to $1,217,901 or 63.3% of the total revenue for the six months ended June 30, 2021.   Gross profit amount was reduced by $674,656 while the gross profit margin was increased by 15%.

Overall total revenue for the six months ended June 30, 2022 dropped by $1,228,428 or 63.9% compared to the same period in 2021, due to new NFT business is in the initial stage.

Operating Expenses

General and administrative expenses for the six months ended June 30, 2022 were $8,442,917, compared to $8,965,472, for the six months ended June 30, 2021.

The following table sets forth the main components of the Company’s general and administrative expenses for the six months ended June 30, 2022 and June 30, 2021.

	Six months ended June 30,
	2022	% of Total	2021	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$857,266	10.2	$460,313	5.1
Legal and professional fees	644,869	7.6	500,663	5.6
Office, insurance and rental expenses	123,888	1.5	299,244	3.3
Consultancy fee	297,726	3.5	550,145	6.1
Non-deductible input VAT expense	-	-	84,881	0.9
Depreciation	465	-	53,098	0.6
Traveling and accommodation fees	-	-	33,206	0.4
Share Based Compensation Expense	-	-	6,867,867	76.6
Impairment loss	6,265,686	74.2	-	-
Others	253,017	3.0	116,055	1.4
Total general and administrative expense	$8,442,917	100.0	$8,965,472	100.0
Deduct: General and administrative expense-Discontinued operations	(253,017)	3.0	(1,422,820)	15.9
General and administrative expense-Continuing operations	8,189,900	97.0	7,542,652	84.1

Other income (expenses)

During the six months ended June 30, 2022, the Company incurred other income in an amount of $(441) whilst it incurred other income in an amount of $192,214 for the six months ended June 30, 2021.  The Company incurred exchange gain, of $201,697 in the six months ended June 30, 2022 whereas it incurred exchange loss of  $33,830 in the same period in 2021. The exchange gain or loss was attributable to the fluctuations of the Renminbi against the US dollar.

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

The income tax expense were $48,996 and $6,593 for the six months ended June 30, 2022 and 2021, respectively.

Net loss

We recorded a net loss for the six months ended June 30, 2022 of $7,949,109 compared to net loss of $7,798,419 for the six months ended June 30, 2021.

The increase in the net loss by $150,690  during this current period compared to the same period ended June 30, 2021 as discussed above.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Six months ended
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Net cash provided by operating activities-continuing operations	$5,196,432	$8,844,238
Net cash provided by operating activities- discontinued operations	185,654	987,134
	5,382,086	9,831,372

Net cash provided by investing activities- continuing operations	(505)	145,824
Net cash provided by investing activities- discontinued operations	(1,151)	243,143
	(1,656)	388,967
Proceeds from a short-term borrowing from a third party	300,000
Net cash provided by financing activities-continuing operations	30,000,007	-
Net cash provided by financing activities-discontinued operations	-	180,485
	30,300,007	180,485

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	184,573	19,976
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	(400,243)	33,293
	(215,670)	53,269

Net increase in cash and cash equivalents - continuing operations	35,680,507	9,010,038
Net increase in cash and cash equivalents and restricted cash- discontinued operations	(215,740)	1,444,055
	35,464,767	10,454,093
Cash, cash equivalents and restricted cash, beginning balance- continuing operations	1,503,153	31,188
Cash and cash equivalents and restricted cash, beginning balance- discontinued operations	338,542	13,811,557
	1,841,695	13,842,745
Cash and cash equivalents and restricted cash, ending balance- continuing operations	$37,183,660	$9,041,226
Cash and cash equivalents and restricted cash, ending balance- discontinued operations	122,802	15,255,612
	37,306,462	24,296,838

Sources of Liquidity

The cash and cash equivalent and the restricted cash balances from the continuing operations as of June 30, 2022 and 2021 were $37,183,660 and $9,041,226 respectively.

The cash and cash equivalent balance from the discontinued operations as of June 30, 2022 was $122,802, which is $963,482 denominated in HK$ in Hong Kong financial institutions.

For the six months ended June 30, 2022, net cash provided by operating activities from continuing operation was $5,196,432. While there was $505 cash outflow from investing activities from our continuing operations during the six months ended June 30, 2022, our continuing operations incur net cash provided by financing activities, $30,000,007, as TKAT obtained a PIPE financing from investors.

For the six months ended June 30, 2022, net cash provided by in operating activities by our discontinued operations was $185,654, which was a result of net loss from discontinued operations,. Net cash used in investing activities by our discontinued operations was $nil. Our discontinued operations did not incur cash inflow or outflow from financing activities.

As of June 30, 2022, the total current liabilities from the continuing operations were $6,701,507, which included accrued expense and account payables amounting to $2,007,062 and advance from customers amounting to 4,645,449. Total current liabilities from our discontinued operations amount to $8,939,854.

As of June 30, 2022, the continuing operations of the Company had cash, restricted cash and cash equivalents of $37,183,600, a working capital in an amount of $30,654,935 and the total assets of $40,393,888. The Company’s discontinued operations has total assets of $276,752.

As of June 30, 2022, the Company’s continuing operation had cash and cash equivalents of $37,183,660. The Company’s discontinued operations, which primarily related to Hong Kong Takung, had cash and cash equivalents of $122,802.

In order to continue to maintain the liquidity requirements, the Company introduced NFT business in the fourth quarter of 2021 to developed service fee on NFT projects and has generated commission revenue of $694,175 by the end of June 30, 2022. The Company also seeks to negotiate and extend financing arrangements with the related party and the third party.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Kwok Leung Paul Li, Co-Chief Executive Officer, Mr. Kuangtao Wang and our Chief Financial Officer, Mr. Jianguang Qian. Based upon that evaluation, the Company’s Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2022 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1(1)	Form of Securities Purchase Agreement
10.2(2)	Form of the Warrant
10.3(3)	Form of Amended and Restated Securities Purchase Agreement
10.4(4)	Form of the Warrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 28, 2022.

(2)	Incorporated by reference to the exhibit 10.2 to our current report on Form 8-K filed with the SEC on June 28, 2022.
(3)	Incorporated by reference to the exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 29, 2022.
(4)	Incorporated by reference to the exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 29, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKUNG ART CO., LTD

Date: August 15, 2022	By:	/s/ Kuangtao Wang
Kuangtao Wang
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Jianguang Qian
Jianguang Qian
Chief Financial Officer
(Principal Financial Officer)