Form 10-Q
period 2022-09-30
Takung Art Co., Ltd
filed 2022-11-21
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-38036

TAKUNG ART CO., LTD

(Exact name of registrant as specified in its charter)

Delaware	26-4731758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Office Q 11th Floor, Kings Wing Plaza 2, No. 1 Kwan Street, Sha Tin, New Territories, Hong Kong
(Address of principal executive offices)	(Zip Code)

+86-13020144962

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

As of November 16, 2022, 34,991,886 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

FORM 10-Q

TAKUNG ART CO., LTD

i

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$62,764,182	$1,503,153
Restricted cash	3,239,525	-
Account receivables, net	-	120,000
Prepayment and other current assets, net	5,557	169,908
Current assets – discontinued operations	1,323,575	373,479
Total current assets	67,332,839	2,166,540

Non-current assets
Property and equipment, net	-	6,883
Intangible assets	140	140
Non-marketable investment, net	3,030,928	9,296,614
Non-current assets – discontinued operations	105,206	183,559
Total non-current assets	3,136,274	9,487,196
Total assets	$70,469,113	$11,653,736

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$2,432,361	$143,429
Current liabilities - discontinued operations	8,904,974	8,733,624
Advance from customers	3,239,525	-
Tax payables	239,758	-
Total current liabilities	14,816,618	8,877,053

Non-current liabilities
Operating lease liabilities, non-current	-	-
Total non-current liabilities	-	-
Total liabilities	14,816,618	8,877,053

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 34,991,886 shares issued and outstanding as of September 30, 2022; 14,372,353 shares issued and outstanding as of December 31, 2021)	34,992	14,372
Additional paid-in capital	92,526,972	32,547,585
Accumulated deficit	(36,548,912)	(29,444,185)
Accumulated other comprehensive loss	(360,557)	(341,089)
Total shareholders’ equity	55,652,495	2,776,683
Total liabilities and shareholders’ equity	$70,469,113	$11,653,736

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee-Continuing operations	$-	$-	$-	$-
Listing fee-Discontinued operations	-	320,173	-	877,267
Commission-Continuing operations	1,634,960	-	2,329,135	-
Commission-Discontinued operations	-	1,083,976	-	2,090,372
Management fee-Continuing operations	-	-	-	-
Management fee-Discontinued operations	-	1,124,528	-	1,483,641
Consultancy fee-Continuing operations			-	-
Consultancy fee-Discontinued operations		80,000		80,000
Revenue-Continuing operations	1,634,960	-	2,329,135	-
Revenue-Discontinued operations	-	2,608,677	-	4,531,280

Cost of revenue-continuing operations	(216,930)	-	(367,860)	-
Cost of revenue-discontinued operations	-	(719,826)	-	(1,424,528)

Gross profit-continuing operations	1,418,030	-	1,961,275	-
Gross profit-discontinued operations	-	1,888,851	-	3,106,752

Operating expenses:
General and administrative expenses-Continuing operations	(330,535)	(910,817)	(8,142,254)	(8,453,469)
General and administrative expenses-Discontinued operations	(60,729)	(2,906,818)	(691,927)	(4,329,638)
Selling expenses-Continuing operations	-	-	-	-
Selling expenses-Discontinued operations	-	(48,511)	-	(284,980)
Total operating expenses - Continuing operations	(330,535)	(910,817)	(8,142,254)	(8,453,469)
Total operating expenses - Discontinued operations	(60,729)	(2,955,329)	(691,927)	(4,614,618)

Profit/(Loss) from continuing operations	1,087,495	(910,817)	(6,180,979)	(8,453,469)

Other income and expenses:
Other(expenses) income-Continuing operations	(175)	57,635	(451)	219,345
Other(expenses) income-Discontinued operations	8,552	10,872	8,387	41,376

Profit/(Loss) before income taxes-Continuing operations	1,087,320	(853,182)	(6,181,430)	(8,234,124)

Income tax expenses-Continuing operations	(190,762)	-	(239,758)	-

Net Profit/(loss) from continuing operations	896,558	(853,182)	(6,421,188)	(8,234,124)

Loss before income tax-Discontinued operations
Loss from discontinued operations	(52,177)	(1,055,606)	(683,540)	(1,466,490)
Income tax expenses-Discontinued operations
Tax expense	-	(83,892)	-	(90,485)
Deferred tax benefit	-		-	-

Net Loss from discontinued operations	(52,177)	(1,139,498)	(683,540)	(1,556,975)

Net profit/(loss)	$844,381	$(1,992,680)	$(7,104,728)	$(9,791,099)

Foreign currency translation adjustment	(221,165)	(34,280)	(19,467)	(68,110)

Comprehensive income/(loss)	$623,216	$(2,026,960)	$(7,124,195)	$(9,859,209)

Profit/(Loss) from continuing operations per common share - basic	$0.03	$(0.07)	$(0.30)	$(0.69)
Profit/(Loss) from continuing operations per common share - Diluted	$0.01	$(0.07)	$(0.15)	$(0.69)
Loss from discontinued operations per common share - basic	$(0.00)	$(0.09)	$(0.03)	$(0.13)
Loss from discontinued operations per common share - Diluted	$(0.00)	$(0.09)	$(0.02)	$(0.13)
Weighted average number of common shares outstanding-basic	26,529,422	12,689,317	21,357,138	11,897,019
Weighted average number of common shares outstanding-diluted	61,082,469	12,689,317	41,665,082	11,897,019

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Number of shares	Common Stock	Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2021	14,372,353	$14,372	$32,547,585	$(29,444,185)	$(341,089)	$2,776,683
Net loss from continuing operations	-	-	-	(611,574)	-	(611,574)
Net loss from discontinued operations	-	-	-	(179,765)	-	(179,765)
Foreign currency translation adjustment	-	-	-	-	21,059	21,059
Balance, March 31, 2022	14,372,353	14,372	32,547,585	(30,235,524)	(320,030)	2,006,403

Issuance of ordinary shares for restricted stock award	10,238,910	10,239	29,989,768	-	-	30,000,007
Net loss from continuing operations	-	-	-	(6,706,172)	-	(6,706,172)
Net loss from discontinued operations	-	-	-	(451,598)	-	(451,598)
Foreign currency translation adjustment	-	-	-	-	180,638	180,638
Balance, June 30, 2022	24,611,263	$24,611	$62,537,353	$(37,393,294)	$(139,392)	$25,029,278

Private placement	10,380,623	10,381	29,989,619	-	-	30,000,000
Net loss from continuing operations	-	-	-	896,558	-	896,558
Net loss from discontinued operations	-	-	-	(52,177)	-	(52,177)
Foreign currency translation adjustment	-	-	-	-	(221,164)	(221,164)
Balance, September 30, 2022	34,991,886	34,992	92,526,972	(36,548,913)	(360,556)	55,652,495

	Number of shares	Common Stock	Additional Paid-in Capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
Balance, December 31, 2020	11,271,379	$11,271	$6,358,115	$(226,311)	$(328,030)	$5,815,045
Shared-based compensation	-	-	3,717	-	-	3,717
Net loss from continuing operations	-	-	-	(360,042)	-	(360,042)
Net loss from discontinued operations				(212,546)		(212,546)
Foreign currency translation adjustment	-	-	-	-	(37,763)	(37,763)
Balance, March 31, 2021	11,271,379	11,271	6,361,832	(798,899)	(365,793)	5,208,411

Issuance of ordinary shares for restricted stock award	335,000	335	6,863,814	-	-	6,864,149
Exercised of stock options	61,065	61	180,424	-	-	180,485
Net loss from continuing operations	-	-	-	(7,020,900)	-	(7,020,900)
Net loss from discontinued operations	-	-	-	(204,931)	-	(204,931)
Foreign currency translation adjustment	-	-	-	-	3,933	3,933
Balance, June 30, 2021	11,667,444	$11,667	$13,406,070	$(8,024,730)	$(361,860)	$5,031,147

Issuance of ordinary shares for restricted stock award	160,000	1,600	1,897,440	-	-	1,899,040
Exercised of stock options	571,429	571	4,999,429	-	-	5,000,000
Shared-based compensation	1,558,480	1,559	10,128,561	-	-	10,130,120
Net loss from continuing operations	-	-	-	(853,182)	-	(853,182)
Net loss from discontinued operations	-	-	-	(1,139,498)	-	(1,139,498)
Foreign currency translation adjustment	-	-	-	-	(34,280)	(34,280)
Balance, September 30, 2021	13,957,353	15,397	30,431,500	(10,017,410)	(396,140)	20,033,347

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(6,421,188)	$(8,234,124)
Net loss from discontinued operations	(683,540)	(1,556,975)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	-	225,389
Impairment loss	6,265,686	-
Share-based compensation	-	8,761,415
Changes in operating assets and liabilities(decrease)increase in:
Accounts receivable, net	-	(79,372)
Prepayment and other current assets	-	124,869
Accrued expenses and other payables	1,132,411	345,707
Advance from customer	3,239,525	4,483
Net cash provided by operating activities-continuing operations	$4,216,434	$1,148,367
Net cash provided by operating activities-discontinued operations	814,295	42,322,860
Net cash provided by operating activities	5,030,729	43,471,227

Cash flows from investing activities:
Net cash used in investing activities-continuing operations	-	(500,000)
Net cash used in investing activities-discontinued operations	85,236	388,229
Net cash used in investing activities	85,236	(111,771)

Cash flows from financing activities:
Proceeds from a short-term borrowing from a third party	300,000	-
Net cash provided by financing activities-continuing operations	60,000,007	-
Net cash provided by financing activities-discontinued operations	-	5,180,485
Net cash provided by financing activities	60,300,007	5,180,485

Effect of exchange rate change on cash, cash equivalents and restricted cash from continuing operations	(15,888)	-
Effect of exchange rate change on cash, cash equivalents and restricted cash from discontinued operations	(3,579)	(281,110)

Net change in cash and cash equivalents, and restricted cash from continuing operations	64,500,553	648,367
Net change in cash and cash equivalents, and restricted cash from discontinued operations	895,952	47,610,464
Cash and cash equivalents, and restricted cash beginning balance from continuing operations	1,503,153	31,188
Cash and cash equivalents, and restricted cash beginning balance from discontinued operations	338,542	13,811,557
Cash and cash equivalents, and restricted cash beginning balance	1,841,695	13,842,745

Cash and cash equivalents, and restricted cash ending balance from continuing operations	$66,003,706	$679,555
Cash and cash equivalents and restricted cash ending balance from discontinued operations	1,234,494	61,422,021
Cash and cash equivalents and restricted cash ending balance	$67,238,201	$62,101,576

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents-continuing operations	$62,764,182	$679,555
Restricted cash-continuing operations	3,239,525	-
Total cash, cash equivalents and restricted cash-continuing operations	$66,003,707	$679,555
Cash and cash equivalents-discontinued operations	$1,234,494	$8,180,310
Restricted cash - discontinued operations	-	53,241,711
Total cash, cash equivalents and restricted cash-discontinued operations	$1,234,494	$61,422,021

Supplemental cash flows information:
Cash paid for interest-continuing operations	$-	$-
Cash paid for interest-discontinued operations	$-	$86,823
Cash paid for income taxes-continuing operations	$-	$-
Cash paid for income taxes-discontinued operations	$-	$112,429

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

On August 21, 2021, Takung and Cultural Objects entered to an amendment to the SPA. The amendment provides that the original purchase price was amended to be $500,000 in cash and the issuance of 771,040 restricted shares of common stock of Takung to Cultural Objects in exchange for 54,100 shares of common stock of Cultural Objects, and, subject to the satisfaction of the conditions stipulated in the SPA, the issuance of 787,440 unvested restricted shares of common stock of Takung to Cultural Objects in exchange for 32,460 unvested shares of common stock of Cultural Objects. The cash consideration of $500,000 was paid to Cultural Objects by the end of August 2021. On September 9, 2021, an aggregate amount of 1,558,480 restricted shares of common stock of Takung issued to Cultural Objects in an exchange for an aggregate 86,560 shares of common stock of Cultural Objects. Together with the cash consideration paid $500,000 and the total value of the restricted shares issued to Cultural Objects, $10,130,120, the total value of the investment in Cultural Objects was $10,630,120. As of September 30, 2022 the initial cost of this investment was adjusted to $3,030,928 after a further impairment charge, $6,265,686 was recorded (see Note 5).

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

Due to the suspension of the operation of Tianjin Takung by the local authority in the fourth quarter of 2021, Hong Kong Takung lost its control over Tianjin Takung. The Company plans to dispose Hong Kong Takung, and is actively seeking buyers for Hong Kong Takung and related operations in order to focus on its blockchain and NFT business operation. As of September 30, 2022 and December 31, 2021, the operation of Hong Kong Takung was classified as a discontinued operation and as of December 31, 2021, the operation Tianjin Takung was deconsolidated. For the nine months ended September 30, 2022, the operation of Hong Kong Takung was presented in discontinued operations.

HKMQ is a part of the legacy business, which shall be discontinued and transferred to NFT service.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2022 and December 31, 2021.

Comprehensive loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income” and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the nine months ended September 30, 2022 and 2021, the Company’s comprehensive loss includes net loss and foreign currency translation adjustment.

Foreign currency translation and transaction

The functional currency of Metaverse Payment, Hong Kong Takung, Hong Kong MQ and Tianjin Takung are in Hong Kong Dollar (“HKD”); NFT Digital and NFT Exchange are in United States Dollar (“USD”)

The reporting currency of the Company is USD.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet’s dates, which is 7.8510 and 7.7996 as of September 30, 2022 and December 31, 2021, respectively;

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

Restricted cash

Restricted cash represents the cash deposited by the NFT traders into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading of NFT in our online NFT platform. After the user’s registration is successful, the customer deposits must be transferred to the designated account of the platform through the bank account added by the user before the transaction starts, and a transfer application is submitted on the platform, which can enter the buyer’s platform account after financial review. Except for instructing the bank to deduct the commission, Takung has no right to use any funds in the broker’s account. Our restricted cash is denominated in USD. As of September 30, 2022, the ending balance of our restricted cash was $3,239,525.

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

During 2021, we recorded $16.5million in asset impairments due to the deconsolidation of Tianjin Takung as a result of the loss of control in this entity. Please refer to Note 6 for details. In addition, we determined that the future undiscounted cash flow was less than the carrying cost of our non-marketable investment and recognized an impairment charge of $1,333,506 for twelve months ended December 31, 2021 and a further charge of $6,265,686 for nine months ended September 30, 2022 against our non-marketable investment. Please refer to Note 5 for details.

Intangible assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of September 30, 2022 and December 31, 2021.

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

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the interim condensed consolidated statements of operations for the nine months ended September 30, 2022 and as of December 31, 2021.

Earnings (loss) per share

Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive.

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

Concentration of customers

There were no revenues from customers that individually represent greater than 10% of the total revenues during the nine months ended September 30, 2022 and 2021.

Concentration of customer deposits

As of September 30, 2022 and December 31, 2021, there were no traders that individually accounted for greater than 10% of the Company’s total customer deposits.

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

3. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, prepaid service fees, as well as staff advance.

	September 30,	December 31,
	2022	2021
	(Unaudited)
Prepaid service fees	$-	$196,497
Deposit	5,557	5,557
Other current assets	-	2,791
Subtotal	5,557	204,845
Less: Prepayment and other current assets, net-discontinued operations	-	(34,937)
Prepayment and other current assets, net	$5,557	$169,908

No provision for doubtful accounts was recognized for the three and nine months ended September 30, 2022 and 2021, respectively.

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Listing fee	$-	$154,771
Consultancy service	-	120,000
Less: allowance for doubtful accounts	-	(154,771)
Account receivables, net	$-	$120,000

No provision for doubtful accounts was recognized for the three and nine months ended September 30, 2022 and 2021, respectively.

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

The carrying value is measured as the total initial cost minus impairment. The carrying value for our non-marketable investment is summarized below:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Total initial cost	$10,630,120	$10,630,120
Cumulative net gain (loss)	-	-
Provision for impairment	(7,599,192)	(1,333,506)
Total carrying value	$3,030,928	$9,296,614

We recorded an unrealized loss in connection with the non-marketable investment, a further impairment loss of $6,265,686 was recognized for nine months ended September 30, 2022.

6. ASSET IMPAIRMENTS

Our subsidiary, Hong Kong Takung, recorded an asset impairment charge of $16,538,781, as a result of the deconsolidation of Tianjin Takung due to the loss of control of Tianjin Takung in the fourth quarter of 2021. Hong Kong Takung considered the receivables from Tianjin Takung to be uncollectible and wrote off its investment in Tianjin Takung. These charges have been included in the net loss from discontinued operations for the year ended December 31, 2021. As of the September 30, 2022, we did not incur additional receivable balances nor impairments.

The following represents the detail of the asset impairments as of September 30, 2022 and December 31, 2021.

	September 30,	December 31,
	2022	2021
	(Unaudited)
Receivables from Tianjin Takung	$-	$16,388,254
Investment in Tianjin Takung	-	150,527
Subtotal	-	16,538,781
Less: asset impairments – discontinued operations	$-	$(16,538,781)
Total	-	-

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Furniture, fixtures and equipment	$68,910	$63,392
Leasehold improvements	22,938	23,078
Computer trading and clearing system	2,410,388	2,429,883
Sub-total	2,502,236	2,516,353
Less: accumulated depreciation	(2,443,694)	(2,428,936)
Sub-total	$58,542	$87,417
Less: Property and equipment, net-discontinued operations	(58,542)	(80,534)
Property and equipment, net	-	6,883

8. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of September 30, 2022 and December 31, 2021 consisted of the following:

The nature of other payables for continuing operations is manpower cost，IT hardware and Software fees.

	September 30,	December 31,
	2022	2021
	(Unaudited)
Accruals for professional fees	$5,652	$90,642
Accruals for consulting fees	264,102	266,304
Payroll payables	-	55,964
Trading and clearing system	-	2,364
Other payables	2,976,232	1,546
Subtotal	$3,245,986	$416,820
Less: Accrued expenses and other payables-discontinued operations	(813,625)	(273,391)
Total accrued expenses and other payables	2,432,361	143,429

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

In April 2022 Chan assigned loan receivables in Hong Kong Takung to Jin Wang, one of the members of management team and it was still outstanding as at September 30, 2022.

The ending balance of the amount due to a related party as of respective period is indicated as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Chan	$-	$6,410,585
Wang	6,371,699	-
Subtotal	$6,371,699	$6,410,585
Less: amount due to related party – discontinued operations	(6,371,699)	(6,410,585)
Total	-	-

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

The income tax provision consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	190,762	83,892	239,758	90,485
Total Current	$190,762	$83,892	$239,758	$90,485

Deferred:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	-	-
Total Deferred	$-	$-	$-	$-
Total income tax expense	$190,762	$83,892	$239,758	$90,485

A reconciliation between the Company’s actual provision for income taxes and the provision at the Hong Kong statutory rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss before income tax expense	$1,035,143	$(1,908,788)	$(6,864,970)	$(9,700,614)
Computed tax benefit with statutory tax rate	108,859	(400,844)	(980,713)	(2,037,129)
Impact of different tax rates in other jurisdictions	(52,026)	766	(65,388)	1,864
Impact of preferred tax rate	66,988	(158,079)	339,386	(152,689)
U.S. tax on foreign entities	-	213,238	-	213,238
Tax effect of non-deductible expenses	-	31,084	-	95,459
Changes in valuation allowance	66,940	524,905	946,473	2,098,066
Others	-	(127,178)	-	(128,324)
Total income tax expense	$190,761	$83,892	$239,758	$90,485

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Uncertain tax liabilities, beginning of period	$-	$101,789
Settlements with tax authority during current year	-	(101,789)
Uncertain tax liabilities, end of period	$-	$-

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

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of September 30, 2022 and December 31, 2021, respectively.

Our discontinued operation, Hong Kong Takung, was selected for routine examination for its tax years ended December 31, 2016 through 2018 by Hong Kong Inland Revenue Department (“IRD”) during the fiscal year ended 2020. The examination had been concluded in May 2021 and the ultimate resolution of the tax examination concurred with the uncertain tax liabilities previously accrued. Hong Kong Takung settled the entire tax liabilities in September 2021. The Company does not expect the position of uncertain tax liabilities will significantly fluctuate within the next twelve months.

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

The following table provides a summary of leases by balance sheet location as of September 30, 2022 and December 31, 2021 respectively:

		As of	As of
		September 30,	December 31,
Assets/liabilities	Classification	2022	2021
		(Unaudited)
Assets
Operating lease right-of-use assets	Operating lease assets	$13,710	$62,397

Liabilities
Current
Operating lease liability - current	Current operating lease liabilities	$13,710	$62,397

Long-term
Operating lease liability - non-current	Long-term operating lease liabilities	-	-

Total lease liabilities		$13,710	$62,397

The operating lease expenses for the three months and nine months ended September 30, 2022 and 2021 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2022	2021	2022	2021
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	Cost of revenue, general and administrative expenses	$28,322	$127,173	$50,165	$294,399
Total lease cost		$28,322	$127,173	$50,165	$294,399
Operating lease cost-discontinued operations	Cost of revenue, general and administrative expenses	(28,322)	(127,173)	(50,165)	(294,399)
Total lease cost		-	-	-	-

Maturities of operating lease liabilities at September 30, 2022 were as follows:

Operating
Maturity of Lease Liabilities	Leases
2022	$13,873
2023	-
2024	-
2025	-
Thereafter	-
Total lease payments	$13,873
Less: interest	163
Present value of lease payments	$13,710

12. EARNINGS/(LOSS) PER SHARE

The computation of the Company’s basic and diluted net earnings/(loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net profit/(loss) - continuing operations	$896,558	$(853,182)	$(6,421,188)	$(8,234,124)
Net loss - discontinued operations	(52,177)	(1,139,498)	(683,540)	(1,556,975)
Total net income/(loss )	844,381	(1,992,680)	(7,104,728)	(9,791,099)

Denominator:
Weighted-average shares outstanding - Basic	26,529,422	12,689,317	21,357,138	11,897,019
Stock options and restricted shares	-	-	-	-
Weighted-average shares outstanding - Diluted	61,082,469	12,689,317	41,665,082	11,897,019

Loss per share-continuing operations
-Basic	0.03	(0.07)	(0.30)	(0.69)
-Diluted	0.01	(0.07)	(0.15)	(0.69)

Loss per share-discontinued operations
-Basic	(0.00)	(0.09)	(0.03)	(0.13)
-Diluted	(0.00)	(0.09)	(0.02)	(0.13)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

As of September 30, 2022 and December 31, 2021, there were no outstanding stock options, but there were warrants attached to PIPE executed on April 14, 2022 and July 27, 2022 securities that would potentially be converted to additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued were excluded from the calculation of diluted net loss per share. NFT Exchange LIMITED has received 30 million USD proceeds on September 1,2022 for PIPE executed on July 27,2022 and NFT Exchange LIMITED has received 30 million USD proceeds on April 6,2022 for PIPE executed on April 14,2022. NFT Exchange LIMITED receives funds on behalf of Takung Art Co., Ltd.

13.  SUBSEQUENT EVENTS

On November 1, 2022, the Company, TKHK, TKMQ and Fecundity Capital Investment Ltd. (“Fecundity”) entered into a certain share purchase agreement (the “Disposition SPA”) to purchase TKTJ, TKHK and TKMQ for cash consideration of $1 million (the “Disposition”). The closing of the Disposition is subject to certain closing conditions including the payment of the Purchase Price, the receipt of a fairness opinion from Access Partner Consultancy & Appraisals and the approval of the Company’s shareholders.

On November 1, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with NFT Limited (“NFT”), a Cayman Islands exempt company and wholly owned subsidiary of the Company, pursuant to which the Company will merge with and into NFT, with NFT continuing as the surviving entity (the “Redomicile”). The Redomicile will become effective at such time on the closing date as the certificate of merger is duly filed with the Secretary of State of the State of Delaware or at such other time specified in the Certificate of Merger (the “Effective Time”). From and after the Effective Time, each share of the Company’s stock, either common stock or preferred stock issued and outstanding prior to the Effective Time (excluding certain excluding shares and dissenting shares, if any) will be automatically converted into Class A Ordinary Shares of NFT on a pro rata basis. Each share of NFT stock held immediately prior to the Effective Time by the Company will be automatically cancelled and no payment will be made with respect thereto. The closing of the Redomicile is subject to the satisfaction or waiver of customary conditions by the respective parties, including the approval of the Merger Agreement and the contemplated transactions by the Company’s shareholders.

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

Overview

We, through our wholly owned subsidiary, NFT Exchange, operate an electronic online platform located at https://www.nftoeo.com/ for artists, art dealers and art investors to offer and trade valuable artwork. We offer online listing and trading services that allow artists, art dealers and owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform.

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

A. Innate industry advantages

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

B. Advantages of the core management team

The core team members of Takung have experience in blockchain technology development and NFT trading platform operation, which can ensure a smoother development and business operation in the later stage.

C. Takung’s platform advantages

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

D. Technical advantages

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

E. Marketing advantages

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

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021

The following tables set forth our interim condensed consolidated statements of income data with a percentage:

	Three Months Ended September 30,
	2022	% of Revenue	2021	% of Revenue
	(Unaudited)		(Unaudited)
Revenue-Continuing operations	$1,634,960	100	$-	-
Revenue-Discontinued operations	-	-	2,608,677	100
Cost of revenue-Continuing operations	(216,930)	(13)	-	-
Cost of revenue-Discontinued operations	-	-	(719,826)	(28)
Selling expenses-Continuing operations	-	-	-	-
Selling expenses-Discontinued operations	-	-	(48,511)	(2)
General and administrative expenses-Continuing operations	(330,535)	(20)	(910,817)	-
General and administrative expenses-Discontinued operations	(60,729)	-	(2,906,818)	(111)
Total costs and expenses-Continuing operations	(547,465)	(33)	(910,817)	-
Total costs and expenses-Discontinuing operations	(60,729)	-	(3,675,155)	(141)
Loss from continuing operations	1,087,495	67	(910,817)	-
Other(expenses)income - Continuing operations	(175)	0	57,635	-
Other(expenses)income - Discontinuing operations	8,552	-	10,872	1
Loss before income taxes -Continuing operations	1,087,320	67	(853,182)	-
Income tax expense	190,762	12	0	-
Net loss from Continuing operation	$896,558	55	$(853,182)	-
Loss before income tax-Discontinued operations	(52,177)	-	(1,055,606)	(40)
Income tax expenses-Discontinued operations	-	-	83,892	3
Net loss from Discontinued operations	(52,177)	-	(1,139,498)	(44)
Net loss	844,381	52	(1,992,680)	(74)

Revenue

For the three months ended September 30, 2022 and 2021, our operations generated revenues in an amount of $1,634,960 and $2,608,677, respectively.

The following table sets forth our interim condensed consolidated revenue by revenue source:

	Three Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Listing fee-Continuing operations	$-	$-
Listing fee-Discontinued operations	-	320,173
Commission-Continuing operations	1,634,960	-
Commission-Discontinued operations	-	1,083,976
Management fee-Continuing operations	-	-
Management fee-Discontinued operations	-	1,124,528
Consultancy fee-Continuing operations
Consultancy fee-Discontinued operations	-	80,000
Total Revenue-Continuing operations	$1,634,960	$-
Total Revenue-Discontinued operations	-	2,608,677

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks. For the three months ended September 30, 2021 and 2022, listing fee was $320,173 and $nil from discontinued and continued operations respectively.

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

Commission revenue for the three months ended September 30, 2021 and 2022 was $1,083,976 and $1,634,960 from discontinued and continued operations respectively.

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

Our operations did not generate management fee revenue from our legacy trading platform for the three months ended September 30, 2022 and had $1,124,528 for the three months ended September,30, 2021.

Revenue by customer type

The following table presents our revenue by customer type:

	Three months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Artwork owners	$-	$320,173
Non – VIP Traders	1,634,960	1,153,367
VIP Traders		1,055,137
Corporate advisee	-	80,000
Total	$1,634,960	$2,608,677

Cost of Revenue

	Three months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$-	609,752
Depreciation	-	$35,854
Internet service charge	216,930	43,661
Artwork insurance	-	12,710
Artwork storage	-	17,849
Total	$216,930	$719,826

Cost of revenue of our continued and discontinued operations for the three months ended September 30, 2022 and 2021 were $216,930 and $719,826, respectively. The cost of revenue for the three months ended September 30, 2022 was incurred related to the revenue generated by our NFT online trading system.

Gross Profit

Gross profit for our operations was $1,418,030 and $1,888,851 for three months ended September 30, 2022 and 2021, respectively.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2022 were $391,264 compared to $3,817,635 for the three months ended September 30, 2021.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended September 30, 2022 and September 30, 2021.

	Three months ended September 30,
	2022	% of Total	2021	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$141,113	36.1	$288,820	7.6
Office, insurance and rental expenses	0	0	205,203	5.4
Legal and professional fees	89,586	22.9	622,912	16.3
Non-deductible input VAT expense	-	-	62,525	1.6
Travel and accommodation fees	3	0	24,865	0.7
Consultancy fee	108,081	27.6	159,304	4.2
Depreciation	52,481	13.4	21,893	0.6
Share based compensation expense	-	-	1,897,600	49.6
Others	-	-	534,513	14.0
Total general and administrative expense	$391,264	100.0	$3,817,635	100.0
Deduct: General and administrative expense-Discontinued operations	60,729	15.5	(2,906,818)	76.1
General and administrative expense-Continuing operations	330,535	84.5	910,817	23.9

Other (expenses) income

Other expenses for the operations for the three months ended September 30, 2022 and 2021 were $8377   and $68,507, respectively.

Loss before income taxes

Our continuing operations incurred profit or loss before income taxes $1,087,320and $(853,182) for the three months ended September 30, 2022 and 2021, respectively.

Our discontinued operations incurred loss before income taxes, $52,177 and $1,055,606 for the three months ended September 30, 2022 and 2021, respectively.

Income tax expense

For the three months ended September 30, 2022 and 2021, our continuing operations incurred income tax expense as $190,762 and $nil, respectively.

The income tax expense from the discontinued operations for the three months ended September 30, 2022 and 2021 were $nil and $83,892.

Net Loss

As a result of our operations aforementioned, our net profits or losses after income taxes for continuing operations for the three months ended September 30, 2022 and 2021 were $896,558   and $(853,182), respectively. Our discontinued operations generated net loss after income tax $52,177 and $1,139,498   for the three months ended September 30, 2022 and 2021, respectively.

Foreign currency translation gain (loss)

We had a foreign currency translation loss   for the three months ended September 30, 2022 and 2021 of $221,165 and $34,280, respectively.

Comprehensive loss

As a result of the above, we posted a comprehensive profit or loss of $623,216 and $(2,026,960)   for the three months ended September 30, 2022 and 2021, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2021

The following tables set forth our condensed consolidated statements of income data:

	Nine Months Ended September 30,
		% of		% of
	2022	Revenue	2021	Revenue
	(Unaudited)		(Unaudited)
Revenue-Continuing operations	2,329,135	100	-	-
Revenue-Discontinued operations	-	-	4,531,280	100
Cost of revenue-Continuing operations	(367,860)	(16)	-	-
Cost of revenue-Discontinued operations			(1,424,528)	(31)
Selling expenses-Continuing operations	-	-	-	-
Selling expenses-Discontinued operations	-	-	(284,980)	(6)
General and administrative expenses-Continuing operations	(8,142,254)	(349)	(8,453,469)	-
General and administrative expenses-Discontinued operations	(691,927)	-	(4,329,638)	(96)
Total costs and expenses-Continuing operations	(8,510,114)	(365)	(8,453,469)	-
Total costs and expenses-Discontinued operations	(691,927)	-	(6,039,146)	(133)
Loss from continuing operations	(6,180,979)	(265)	(8,453,469)	-
Other(expenses)income-Continuing operations	(451)	-	219,345	-
Other(expenses)income-Discontinued operations	8,387	-	41,376	1
Loss before income taxes-Continuing operations	(6,181,430)	(265)	(8,234,124)	-
Income tax expenses-Continuing operations	239,758	10	-	-
Net loss from Continuing operations	$(6,421,188)	(276)	$(8,234,124)	-
Loss before income tax-Discontinued operations	(683,540)	-	(1,466,490)	(32)
Income tax expenses-Discontinued operations	-	-	90,485	2
Net loss from Discontinued operations	(683,540)	-	(1,556,975)	(34)
Net loss	(7,104,728)	(305)	(9,791,099)	(216)

Revenue

The following table sets forth our condensed consolidated revenue by revenue source:

	Nine months ended
	September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Listing fee-Continuing operations	$-	$-
Listing fee-Discontinued operations	-	877,267
Commission-Continuing operations	2,329,135	-
Commission-Discontinued operations	-	2,090,372
Management fee-Continuing operations	-	-
Management fee-Discontinued operations	-	1,483,641
Consultancy fee-Continuing operations	-	-
Consultancy fee-Discontinued operations	-	80,000
Revenue-Continuing operations	$2,329,135	$-
Revenue-Discontinued operations	-	4,531,280

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks. For the nine months ended September 30, 2021 and 2022, listing fee was $877,267 and $nil from discontinued and continued operations respectively.

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

Commission revenue for the nine months ended September 30, 2021 and 2022 was $2,090,372 and $2,329,135 from discontinued and continued operations respectively.

(iii) Management fee revenue

Our legacy online trading platform charges Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units. The management fee is recognized when the artwork is sold and is deducted from proceeds from the sale of artwork ownership shares when there is a purchase and sale transaction.

Our operations did not generate management fee revenue from our legacy trading platform for the nine months ended September 30, 2022, but generate $1,483,641 management fee revenue for the nine months ended September 30, 2021.

Revenue by customer type

The following table presents our revenue by customer type:

	Nine months ended
	September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Artwork owners	$-	$877,267
Non – VIP traders	2,329,135	2,111,960
VIP traders	-	1,462,053
Corporate advisee	-	80,000
Total	$2,329,135	$4,531,280

Cost of Revenue

	Nine months ended
	September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$-	$1,096,278
Depreciation	-	150,398
Internet service charge	367,860	89,638
Artwork insurance	-	38,185
Artwork storage	-	50,029
Total	$367,860	$1,424,528

Cost of revenue for the nine months ended September 30, 2022 and September 30, 2021 was $367,860 and $1,424,528, respectively. The decline in cost of revenue for the nine months ended September 30, 2022 compared to September 30, 2021 was mainly due to the continuing operations from the new NFT business is on the start stage and legacy business is treated as discontinued operations.

Gross Profit

Gross profit was $1,961,275 or 84.2% of the total revenue for the nine months ended September 30, 2022, compared to $3,106,752 or 68.6% of the total revenue for the nine months ended September 30, 2021.   Gross profit amount was reduced by $1,145,477 while the gross profit margin was increased by 15.6%.

Overall total revenue for the nine months ended September 30, 2022 dropped by $2,202,145 or 48.6% compared to the same period in 2021, due to new NFT business is in the initial stage.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $8,834,181, compared to $12,783,107, for the nine months ended September 30, 2021.

The following table sets forth the main components of the Company’s general and administrative expenses for the nine months ended September 30, 2022 and September 30, 2021.

	Nine months ended September 30,
	2022	% of Total	2021	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$998,379	11.3	$749,133	5.9
Legal and professional fees	734,455	8.3	1,123,575	8.8
Office, insurance and rental expenses	123,888	1.4	504,447	3.9
Consultancy fee	405,807	4.6	709,449	5.5
Non-deductible input VAT expense	-	-	147,406	1.2
Depreciation	52,946	0.6	74,991	0.6
Traveling and accommodation fees	3	0.0	58,071	0.5
Share Based Compensation Expense	-	-	8,765,467	68.6
Impairment loss	6,265,686	70.9	-	-
Others	253,017	2.9	650,568	5.0
Total general and administrative expense	$8,834,181	100.0	$12,783,107	100.0
Deduct: General and administrative expense-Discontinued operations	(691,927)	7.8	(4,329,638)	33.9
General and administrative expense-Continuing operations	8,142,254	92.2	8,453,469	66.1

Other income (expenses)

During the nine months ended September 30, 2022, the Company incurred other income in an amount of $7,936 whilst it incurred other income in an amount of $260,721 for the nine months ended September 30, 2021.

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

The effective tax rates for the nine months ended September 30, 2022 and 2021 were 10.3%   and  2.0%, respectively.

The income tax expense were $239,758 and $90,485 for the nine months ended September 30, 2022 and 2021, respectively.

Net loss

We recorded a net loss for the nine months ended September 30, 2022 of $7,104,728 compared to net loss of $9,791,099 for the nine months ended September 30, 2021.

The decrease in the net loss by $2,686,371  during this current period compared to the same period ended September 30, 2021 as discussed above.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Nine months ended
	September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Net cash provided by operating activities-continuing operations	$4,216,434	$1,148,367
Net cash provided by operating activities- discontinued operations	814,295	42,322,860
	5,030,729	43,471,227

Net cash provided by investing activities- continuing operations	-	(500,000)
Net cash provided by investing activities- discontinued operations	85,236	388,229
	85,236	(111,771)
Proceeds from a short-term borrowing from a third party	300,000	-
Net cash provided by financing activities-continuing operations	60,000,007	-
Net cash provided by financing activities-discontinued operations	-	5,180,485
	60,300,007	5,180,485

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	(15,888)	-
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	(3,579)	(281,110)
	(19,467)	(281,110)

Net increase in cash and cash equivalents - continuing operations	64,500,553	648,367
Net increase in cash and cash equivalents and restricted cash- discontinued operations	895,952	47,610,464
	65,396,505	48,258,831
Cash, cash equivalents and restricted cash, beginning balance- continuing operations	1,503,153	31,188
Cash and cash equivalents and restricted cash, beginning balance- discontinued operations	338,542	13,811,557
	1,841,695	13,842,745
Cash and cash equivalents and restricted cash, ending balance- continuing operations	$66,003,706	$679,555
Cash and cash equivalents and restricted cash, ending balance- discontinued operations	1,234,494	61,422,021
	67,238,201	62,101,576

Sources of Liquidity

The cash and cash equivalent and the restricted cash balances from the continuing operations as of September 30, 2022 and 2021 were $66,003,707 and $679,555 respectively.

The cash and cash equivalent balance from the discontinued operations as of September 30, 2022 and 2021 were $1,234,494 and $ 61,422,021 respectively.

For the nine months ended September 30, 2022, net cash provided by operating activities from continuing operation was $4,216,434. While there was nil cash outflow from investing activities from our continuing operations during the nine months ended September 30, 2022, our continuing operations incur net cash provided by financing activities, $60,000,007  , as TKAT obtained two PIPE financing from investors.

For the nine months ended September 30, 2022, net cash provided by in operating activities by our discontinued operations was $814,295, which was a result of net loss from discontinued operations. Net cash provided in investing activities by our discontinued operations was $85,236. Our discontinued operations did not incur cash inflow or outflow from financing activities.

As of September 30, 2022, the total current liabilities from the continuing operations were $5,911,644. Total current liabilities from our discontinued operations amount to $8,904,974.

As of September 30, 2022, the continuing operations of the Company had cash, restricted cash and cash equivalents of $66,003,707, a working capital in an amount of $60,097,620 and the total assets of $69,040,332. The Company’s discontinued operations has total assets of $1,428,781.

As of September 30, 2022, the Company’s continuing operation had cash and cash equivalents of $62,764,182. The Company’s discontinued operations, which primarily related to Hong Kong Takung, had cash and cash equivalents of $1,234,494.

In order to continue to maintain the liquidity requirements, the Company introduced NFT business in the fourth quarter of 2021 to developed service fee on NFT projects and has generated commission revenue of $2,329,135 by the end of September 30, 2022. The Company also seeks to negotiate and extend financing arrangements with the related party and the third party.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Kwok Leung Paul Li, Co-Chief Executive Officer, Mr. Kuangtao Wang and our Chief Financial Officer, Mr. Jianguang Qian. Based upon that evaluation, the Company’s Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2022 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, Co-Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description
10.1(1)	Form of Securities Purchase Agreement
10.2(2)	Form of the Warrant
10.3(3)	Form of Amended and Restated Securities Purchase Agreement
10.4(4)	Form of the Warrant
10.5(5)	Form of Amended Warrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 28, 2022.
(2)	Incorporated by reference to the exhibit 10.2 to our current report on Form 8-K filed with the SEC on June 28, 2022.
(3)	Incorporated by reference to the exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 29, 2022.
(4)	Incorporated by reference to the exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 29, 2022.
(5)	Incorporated by reference to the exhibit 10.2 to our current report on Form 8-K filed with the SEC on August 30, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKUNG ART CO., LTD

Date: November 21, 2022	By:	/s/ Kuangtao Wang
Kuangtao Wang
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Jianguang Qian
Jianguang Qian
Chief Financial Officer
(Principal Financial Officer)