Form 10-K
period 2022-12-31
Takung Art Co., Ltd
filed 2023-04-17
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _________________________

Commission file number 001-38036

TAKUNG ART CO., LTD

(Exact name of registrant as specified in its charter)

Delaware	26-4731758
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Office Q 11th Floor，Kings Wing Plaza 2, No. 1 Kwan Street, Sha Tin, New Territories, Hong Kong.	NY 10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +1 (332) 250-4207

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TKAT	NYSE American

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of voting common equity held by non-affiliates as of June 30, 2022, the last business day of the registrant’s second fiscal quarter, was approximately $40,855,294, based on the closing price of $1.66 on June 30, 2022.

The number of shares of common stock, par value $0.001 outstanding as of March 31, 2023 is 34,991,886

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

Our reporting currency is U.S. Dollars. This Annual Report also contains translations of certain foreign currency amounts into U.S. dollars for the convenience of the reader. Unless otherwise stated, all translations of HK$ into U.S. dollars were made at HK$7.8015 and HK$7.7996 to US$1.00 and translations of Renminbi into U.S. dollars were made at RMB6.8972 and RMB6.373 to US$1.00, the exchange rates set forth in the H.10 statistical release of the Federal Reserve Board on December 31, 2022 and December 31, 2021, respectively. We make no representation that the HK$, Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or could be converted into U.S. dollars, HK$ or Renminbi, as the case may be, at any particular rate or at all.

References to “PRC” or “China” are to the People’s Republic of China, including the special administrative regions of Hong Kong and Macau, unless referencing specific laws and regulations adopted by the PRC and other legal or tax matters only applicable to mainland China, and excluding, for the purposes of this Annual Report only, Taiwan.

References to “Hong Kong” are to “Hong Kong, Special Administrative Region of the People’s Republic of China”.

Unless otherwise specified or required by context, references to “we,” “the Company”, “Takung”, “our” and “us” refer collectively to (i) Takung Art Co., Ltd, (ii) the subsidiaries of Takung Art Co., Ltd, NFT DIGITAL TECHNOLOGY LIMITED (“NFT Digital”), NFT EXCHANGE LIMITED (“NFT Exchange”) and its wholly owned Hong Kong subsidiary, METAVERSE DIGITAL PAYMENT CO., LIMITED (“Metaverse HK”), respectively.

ii

PART I

Item 1. Business

Overview

Takung Art Co., Ltd (the “Company”) is a holding company incorporated in the state of Delaware. Through our subsidiaries, we currently operate an electronic online platform located at https://www.nftoeo.com/ for artists, art dealers and art investors to offer and trade in ownership over valuable artwork   in the form of non-fungible token or NFT. In addition, we also provide NFT consulting with respect to the strategic utilization of blockchain technology and NFT launch. Given our goal to create multiple potential revenue streams and continue to diverse the business model, we are also exploring NFT gaming business including sales of in-game characters NFTs and sales of membership packs.

Through Hong Kong Takung Art Company Limited (“Hong Kong Takung”), the Company offers online listing and trading services that allow artists/art dealers/owners to access a much bigger art trading market where they can engage with a wide range of investors that they might not encounter without our platform. Our platform also invests in high-end and expensive artwork more accessible to ordinary people without substantial financial resources.

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

NFT Digital was incorporated in Albany, New York on December 13, 2021 and is a wholly-owned subsidiary of Takung. This entity primarily provides administrative and technical supports for the development of NFT projects.

NFT Exchange was incorporated in Wyoming under the name “NFT Exchange LIMITED” on January 7, 2022 and is wholly owned by Takung. On March 31, 2022, the registered name was changed to “NFT EXCHANGE LIMITED”. This entity facilitates the business and operation of the new NFT exchange market.

Metaverse HK was formed in Hong Kong on January 27, 2022, and is wholly owned by NFT Exchange. This entity is engaged in digital payment service.

On November 1, 2022, the Company, Hong Kong Takung and Hong Kong MQ (together with Hong Kong Takung, the “Targets”), and Fecundity Capital Investment Co., Ltd. (the “Purchaser”), entered into a certain share purchase agreement (the “Disposition SPA”). Pursuant to the Disposition SPA, the Purchaser agreed to purchase the Targets in exchange for cash consideration of $1,500,000 (the “Purchase Price”) (the “Disposition”). The closing of the Disposition is subject to certain closing conditions including the payment of the Purchase Price, the receipt of a fairness opinion from Access Partner Consultancy & Appraisals and the approval of the Company’s shareholders.

Our principal executive office is located at Office Q, 11th Floor, Kings Wing Plaza 2, No. 1, Kwan Street, Sha Tin, New Territories, Hong Kong.

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

As a result of the transfer of the excluded assets pursuant to the Contribution Agreement and the acquisition of all the issued and outstanding shares of Hong Kong Takung, we ceased the Cardigant Business and assumed Hong Kong Takung’s business operations.

On November 5, 2014, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of the State of Delaware to change our name from “Cardigant Medical Inc.” to “Takung Art Co., Ltd.”

On July 28, 2015, Hong Kong Takung incorporated a wholly owned subsidiary, Takung (Shanghai) Co., Ltd. (“Shanghai Takung”), in Shanghai Free-Trade Zone (SFTZ) in Shanghai, China, with a registered capital of $1 million. Shanghai Takung assists in Hong Kong Takung’s operations by receiving deposits from and making payments to online artwork Traders in mainland China on behalf of Hong Kong Takung. On January 27, 2016, Hong Kong Takung incorporated a wholly owned subsidiary, Takung Cultural Development (Tianjin) Co., Ltd (“Tianjin Takung”) in the Tianjin Free Trade Zone (TJFTZ) in Tianjin, China with a registered capital of $1 million. Tianjin Takung provides technology development services to Hong Kong Takung and Shanghai Takung, and also carries out marketing and promotion activities in mainland China. On May 8, 2020, Shanghai Takung was deregistered and its operations were merged with Tianjin Takung in order to save administrative costs. During 2021, Hong Kong Takung lost its control over the operation of Tianjin Takung and the assets, liabilities and results of operations of Tianjin Takung was deconsolidated.

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

NFT Digital was incorporated in Albany, New York on December 13, 2021 and is a wholly-owned subsidiary of Takung. This entity primarily provides administrative and technical supports for the development of NFT projects.

NFT Exchange was incorporated in Wyoming under the name “NFT Exchange LIMITED” on January 7, 2022 and is a wholly owned by Takung. On March 31, 2022, the registered name was changed to “NFT EXCHANGE LIMITED”. This entity facilitates the business and operation of the new NFT exchange market.

Metaverse HK was formed in Hong Kong on January 27, 2022, and is wholly owned by NFT Exchange. This entity is engaged in digital payment service.

Corporate Structure

The diagram below illustrates our current corporate structure:

Recent Regulatory Developments

We and our subsidiaries are not based in mainland China and do not have operations in mainland China. We currently do not have or intend to set up any subsidiary in mainland China, or do not foresee the need to enter into any contractual arrangements with a VIE to establish a VIE structure in mainland China.     Pursuant to the Basic Law, which is a national law of the PRC and the constitutional document for Hong Kong, national laws of the PRC shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. The Basic Law expressly provides that the national laws of the PRC which may be listed in Annex III of the Basic Law shall be confined to those relating to defense and foreign affairs as well as other matters outside the autonomy of Hong Kong. The basic policies of the PRC regarding Hong Kong as a special administrative region of the PRC are reflected in the Basic Law, providing Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”.

However, in light of the PRC government’s recent expansion of authority in Hong Kong, we may be subject to uncertainty about any future actions of the PRC government or authorities in Hong Kong, and it is possible that all the legal and operational risks associated with being based in and having operations in the PRC may also apply to operations in Hong Kong in the future. There is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong. The PRC government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over overseas offerings and listing and/or foreign investment in issuers like ourselves. Such governmental actions, if and when occur: (i) could significantly limit or completely hinder our ability to continue our operations; (ii) could significantly limit or hinder our ability to offer or continue to offer our common stock to investors; and (iii) may cause the value of our common stock to significantly decline or be worthless.

We are also aware that, recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in mainland China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over mainland-China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued the Opinions on Strictly and Lawfully Cracking Down Illegal Securities Activities to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over mainland-China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On December 28, 2021, the CAC and other PRC authorities promulgated the Cybersecurity Review Measures, which took effect on February 15, 2022. In addition, the Cybersecurity Law, which was adopted by the Standing Committee of the National People’s Congress on November 7, 2016 and came into force on June 1, 2017, and the Cybersecurity Review Measures, or the “Review Measures”, provide that personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in mainland China must be stored in mainland China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to national security review by the CAC together with competent departments of the State Council. In addition, for critical information infrastructure operators, or the “CIIOs”, that purchase network-related products and services, the CIIOs shall declare any network-related product or service that affects or may affect national security to the Office of Cybersecurity Review of the CAC for cybersecurity review. Due to the lack of further interpretations, the exact scope of what constitutes a “CIIO” remains unclear. Further, the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws. In addition, the Review Measures stipulates that any online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As of the date of this annual, neither we nor our subsidiaries received any notice from any authorities identifying us or our subsidiaries as a CIIO or requiring us or our subsidiaries to undertake a cybersecurity review by the CAC. Further, as of the date of this annual report, neither we nor our subsidiaries have been subject to any penalties, fines, suspensions, investigations from any competent authorities for violation of the regulations or policies that have been issued by the CAC.

On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the Data Security Law which took effect on September 1, 2021. The Data Security Law requires that data shall not be collected by theft or other illegal means, and it also provides for a data classification and hierarchical protection system. The data classification and hierarchical protection system protects data according to its importance in economic and social development, and the damages it may cause to national security, public interests, or the legitimate rights and interests of individuals and organizations if the data is falsified, damaged, disclosed, illegally obtained or illegally used, which protection system is expected to be built by the state for data security in the near future. On November 14, 2021, the CAC published the Regulations on the Data Security Administration Draft, or the “Data Security Regulations Draft”, to solicit public opinion and comments. Under the Data Security Regulations Draft, an overseas initial public offering to be conducted by a data processor processing the personal information of more than one million individuals shall apply for a cybersecurity review. Data processor means an individual or organization that independently makes decisions on the purpose and manner of processing in data processing activities, and data processing activities refers to activities such as the collection, retention, use, processing, transmission, provision, disclosure, or deletion of data. Our Hong Kong subsidiary, Metaverse HK may collect and store certain data (including certain personal information) from our clients who may be PRC individuals. We do not currently expect the Review Measures to have an impact on our business, operations or this offering as we do not believe that Metaverse HK is deemed to be a “CIIO” or a “data processor” controlling personal information of no less than one million users, that are required to file for cybersecurity review for overseas listing, because (i) Metaverse HK is incorporated and operating in Hong Kong without any subsidiary or VIE structure in mainland China and the Review Measures remains unclear whether it shall be applied to a Hong Kong company; (ii) as of the date of this annual report, Metaverse HK did not collect or store any personal information of individual clients of mainland China; and (iii) as of the date of this annual report, Metaverse HK has not been informed by any PRC governmental authority of any requirement that it file for a cybersecurity review.    Based on laws and regulations currently in effect in the PRC as of the date of this annual report, we believe our Hong Kong subsidiaries are not required to pass the cybersecurity review of the CAC in order to list our common stock in the U.S.

In addition, on February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the “Trial Measures,” and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following its submission of initial public offerings or listing application. If a domestic company fails to complete required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. According to the Notice on the Administrative Arrangements for the Filing of the Overseas Securities Offering and Listing by Domestic Companies from the CSRC, or “the CSRC Notice,” the domestic companies that have already been listed overseas before the effective date of the Trial Measures (namely, March 31, 2023) shall be deemed as existing issuers (the “Existing Issuers”). Existing Issuers are not required to complete the filing procedures immediately, and they shall be required to file with the CSRC for any subsequent offerings. Based on laws and regulations currently in effect in the PRC as of the date of this annual report, we believe our Hong Kong subsidiaries are not required to obtain regulatory approval from the CSRC in order to list our shares of common stock in the U.S.

Dividend Policy and Cash Transfers

Metaverse HK is permitted under the laws of Hong Kong to provide funding to NFT Exchange, a wholly owned subsidiary of the Company in Wyoming, through dividend distribution without restrictions on the amount of the funds. We and our subsidiaries currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future.   Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Our management has determined to dispose Hong Kong Takung together with Hong Kong MQ and its subsidiary, Tianjin Takung. After the completion of the disposition, Metaverse HK will be the only subsidiary in Hong Kong. Since Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, providing Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from Metaverse HK to NFT Exchange or from Metaverse HK to the Company and the investors in the U.S.

According to the Companies Ordinance of Hong Kong, a Hong Kong company may only make a distribution out of profits available for distribution or other distributable reserves. Dividends cannot be paid out from share capital.

There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HKD into foreign currencies and the remittance of currencies out of Hong Kong.

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

Sales and Marketing

The Company has a professional marketing team. After the platform is launched, it can be promoted online and offline simultaneously, so as to quickly increase its popularity, and use professional marketing solutions to attract more creators and purchasers to join the platform.

We expect that we will generate revenue from the offering and trading of NFT on our system, primarily consisting of membership fee, trading commissions, and advertising fees.

Customers

Our customers are the Traders, Original Owners and Offering Agents. We are constantly marketing and increasing our customer base, it is difficult to ascertain if the loss of a single customer, or a few customers would have a material adverse effect on us. Suffice it to say, no one customer constitutes in the aggregate 10% or more of our consolidated revenue.

Employees

As of December 31, 2022, we had 22 full-time employees. As for the 22 employees, 1 is General Manager, 3 are from administrative department, 5 are from financial department, 5 are from technical department, 5 are from operation department, and 3 are from marketing department.

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

Corporate tax rate: The corporate tax rate remains at a flat rate of 21% for 2022 and onwards. There were no changes to the corporate tax rate in recent years.

Alternative Minimum Tax (AMT): The corporate AMT was repealed in 2018 with the Tax Cuts and Jobs Act, and there have been no recent changes to this policy.

Research and Development (R&D) Tax Credit: The R&D tax credit has been made permanent and was not changed in recent years. However, the Bipartisan Infrastructure Deal of 2021 proposed some changes to the R&D tax credit, such as making it more accessible for small businesses.

In August 2022, Congress passed, and the President signed into law, the Inflation Reduction Act (IRA) of 2022 (Public Law No. 117-169), which includes a 15% book minimum tax on corporations with financial accounting profits over 1 billion US dollars (USD) and a 1% excise tax on certain stock buybacks.

Base Erosion and Anti-Abuse Tax (BEAT): BEAT was implemented in 2018 and there have been no significant changes in recent years. However, the Bipartisan Infrastructure Deal of 2021 proposed to increase the rate of BEAT to 15%.

In August 2022, Congress passed, and the President signed into law, the Inflation Reduction Act (IRA) of 2022 (Public Law No. 117-169), which includes a 15% book minimum tax on corporations with financial accounting profits over 1 billion US dollars (USD) and a 1% excise tax on certain stock buybacks.

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

Personal Data (Privacy) Ordinance (Cap. 486) of Hong Kong), or the PDPO

The PDPO imposes a statutory duty on data users to comply with the requirements of the six data protection principles (the “Data Protection Principles”) contained in Schedule 1 to the PDPO. The PDPO provides that a data user shall not do an act, or engage in a practice, that contravenes a Data Protection Principle unless the act or practice, as the case may be, is required or permitted under the PDPO. The six Data Protection Principles are:

●	Principle 1—purpose and manner of collection of personal data;

●	Principle 2—accuracy and duration of retention of personal data;

●	Principle 3—use of personal data;

●	Principle 4—security of personal data;

●	Principle 5—information to be generally available; and

●	Principle 6—access to personal data.

Non-compliance with a Data Protection Principle may lead to a complaint to the Privacy Commissioner for Personal Data (the “Privacy Commissioner”). The Privacy Commissioner may serve an enforcement notice to direct the data user to remedy the contravention and/ or instigate prosecution actions. A data user who contravenes an enforcement notice commits an offense which may lead to a fine and imprisonment.

The PDPO also gives data subjects certain rights, inter alia:

●	the right to be informed by a data user whether the data user holds personal data of which the individual is the data subject;

●	if the if the data user holds such data, to be supplied with a copy of such data; and

●	the right to request correction of any data they consider to be inaccurate.

The PDPO criminalizes, including but not limited to, the misuse or inappropriate use of personal data in direct marketing activities, non-compliance with a data access request and the unauthorized disclosure of the right to request correction of any data they consider to be inaccurate.

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

PRC Regulations

As of the date of this annual report, on the basis that we currently do not have any business operations in mainland China, we are not required to obtain approvals from the PRC authorities to operate our business or list on the U.S. exchanges and offer or continue to offer securities; specifically, we are currently not required to obtain any permission or approval from the CSRC, the CAC or any other PRC governmental authority to operate our business or to list our securities on a U.S. securities exchange or issue securities to foreign investors. The laws and regulations of mainland China do not currently have any material impact on our business, financial condition or results of operations and we are currently not subject to the PRC government’s direct influence or discretion over the manner in which we conduct our business activities outside of the mainland China.

Nevertheless, we are aware that recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in mainland China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what potential impact such modified or new laws and regulations will have on our daily business operations, our ability to accept foreign investments and the listing of our common stock on a U.S. or other foreign exchange. If there is significant change to current political arrangements between mainland China and Hong Kong, the PRC government intervenes or influences operations of companies operated in Hong Kong like us, or exerts more control through change of laws and regulations over offerings conducted overseas and/or foreign investment in issuers like us, it may result in a material change in our operations and/or the value of the securities we are registering for sale or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our common stock to significantly decline or become worthless.

Approvals, Licenses and Certificates

We require a number of approvals, licenses and certificates in order to operate our business. Our principal approvals, licenses and certificates are set forth below.

Hong Kong Takung

●	Certificate of Incorporation (No. 18013848) issued by Hong Kong Special Administrative Region, Registrar of Companies on September 17, 2012.

●	Business Registration Certificate for the year commencing September 17, 2020 to September 16, 2021.

Hong Kong MQ

●	Certificate of Incorporation (No. 2770404) issued by Hong Kong Special Administrative Region, Registrar of Companies on November 27, 2018.

●	Business Registration Certificate for the year commencing November 27, 2019 to November 26, 2020.

NFT Digital

●	Certificate of Incorporation filed the NYS Department of State on December 13, 2021.

NFT Exchange

●	Certificate of Incorporation dated January 7, 2022.

●	Certificate of Name Change dated March 31, 2022.

Metaverse HK

●	Certificate of Incorporation (No. 3124997) issued by Hong Kong Special Administrative Region, Registrar of Companies on January 27, 2022.

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

Starting from summer of 2021, we started to expand our business to provide block chain based consulting services to the companies engaged in releasing NFT and related businesses. In November 2021, the artwork unit trading platform operated by Tianjin Takung was suspended by the local authority as a result of the regulatory scrutiny by PRC governments on digital asset related business started. Since beginning of 2022, we made strategic decision to diversify our revenue stream while focusing on utilizing NFT related technologies. We are currently in an early development stage and may be subject to growth-related risks.

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

Our consolidated financial statements may be materially and adversely affected by the deconsolidation of Tianjin Takung

Due to the deconsolidation of Tianjin Takung, the ending balance of our restricted cash totaling $58,254,521 and $52,215,458 as of December 31, 2022 and 2021, respectively, was not included in our consolidated financial statements and was reclassified to current assets – a deconsolidated entity. During 2022 and 2021, we recorded $0 and $16.3 million in asset impairments due to the deconsolidation of Tianjin Takung as a result of the loss of control in this entity.

In general Tianjin Takung will not bear any legal claim and settlement, however the Company has accrued the amount of RMB408,411 for the month ended December 31, 2022 arising from three settled cases and nine pending cases; none of the pending cases have received any outcome as at April 17, 2023

The global economy and the financial markets may negatively affect our business and clients, as well as the supply of and demand for works of art.

Our business is affected by global, national and local economic conditions since the services we provide are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending in Hong Kong, mainland China and around the world. These factors include economic conditions and perceptions of such conditions by Traders, employment rates, the level of Traders’ disposable income, business conditions, interest rates, availability of credit and levels of taxation in regional and local markets. There can be no assurance that our services will not be adversely affected by changes in general economic conditions in Hong Kong, mainland China and globally.

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

Our business operations have been and may continue to be materially and adversely affected by the coronavirus pandemic (COVID-19).

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

Our revenues are spread throughout the world as we have a global customer base, but our workforce is concentrated in United States and Hong Kong . The pandemic and preventive measures taken to contain or mitigate the pandemic have caused, and may continue to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both in China and globally. These events have led to and could continue to materially impact our business and results of operations. The negative impacts of the COVID-19 outbreak on our business have included:

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

In July 2021, the Company focused on a new direction with three initiatives to develop blockchain and NFT related businesses, including consultancy service, NFT marketplace and blockchain-based online games. NFTs are digital assets recorded on a blockchain ledger for verification of authenticity and ownership of a unique digital asset, such as artwork. Given the increased scrutiny of digital assets as well as cryptocurrencies for regulatory and anti-money laundering purposes, it is possible that the United States and other jurisdictions will engage in increased scrutiny and regulation of NFTs and our business. While NFTs and cryptocurrencies are similar in that both are based on blockchain technology, unlike cryptocurrency units, which are fungible, NFTs have unique identification codes and represent content on the blockchain. The record of ownership of the NFT, which establishes authenticity and may also carry other rights, cannot be duplicated. As NFTs are a relatively new and emerging type of digital asset, the regulatory, commercial, and legal framework governing NFTs (as well as cryptocurrencies) is likely to evolve both in the United States and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, privacy and cybersecurity, fraud, anti-money laundering, sanctions, and currency, commodity, and securities law implications.

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

The failure to manage growth effectively could have an adverse effect on our employee efficiency, working capital levels, and results of operations.

Any significant growth in the market for our services or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of the date of this annual report, we have 22 full time employees. During any growth, we may face problems related to our operational and financial systems and controls. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchase of supplies, development of new services, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

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

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the competitive services by our competitors; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) limit our future investments in research and development; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

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

We must attract, recruit and retain a sizeable workforce of qualified and trained staff to operate our business. Our ability to implement effectively our business strategy and expand our operations will depend upon, among other factors, the successful recruitment and retention of highly skilled and experienced technical and marketing personnel. There is significant competition for qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our current and future operational needs.

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

Since 2016, we enhanced our internal controls over financial reporting by making the following changes: (i) we established a desired level of corporate governance with regard to identifying and measuring the risk of material misstatement, (ii) we set up a key monitoring mechanism including independent directors and audit committee to oversee and monitor our risk management, business strategies and financial reporting procedure, (iii) we have a Chief Financial Officer with SEC and US GAAP expertise and (iv) we have strengthened our financial team by employing more qualified accountant(s) to enhance the quality of our financial reporting function. We conducted out an evaluation using the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission with the participation of our management, including Kuangtao Wang, the Company’s Chief Executive Officer and Jianguang Qian, the Company’s Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  However, we do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Accordingly, if in spite of such changes and improvements, our internal controls are still ineffective in our ability to accurately and timely report our financial results in accordance with U.S. GAAP, this could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. This, in turn, could result in a material adverse impact on us and undermine investor confidence in us and the market price of our equities could decline significantly.

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

Our success largely depends on the continuing services of our chief executive officer and chairman of the board of directors, Kuangtao Wang, our chief financial officer, Jianguang Qian, and our directors, Guisuo Lu, Doug Buerger and Ronggang (Jonanthan) Zhang. Our continued success, also, depends on our ability to attract and retain qualified personnel. We believe that Messrs. Li, Wang, Qian, Lu, Buerger and Zhang possess valuable business development and marketing knowledge, experience and leadership abilities that would be difficult in the short term to replicate. The loss of their services could have an adverse effect on our business, results of operations and financial condition as our potential future revenues.

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

We provide for bad debts principally based upon the aging of accounts receivable, in addition to collectability of specific customer accounts, our history of bad debts, and the general condition of the industry. During December 31, 2022 and 2021, we recognized $8,484 and $154,387, respectively, in provision for doubtful accounts.

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

RISKS RELATED TO DOING BUSINESS IN HONG KONG

Our operations are conducted by our subsidiaries in Hong Kong and the United States. Accordingly, the laws and regulations of the PRC do not currently have any material impact on our business, financial condition and results of operations. However, if certain PRC laws and regulations were to become applicable to a company such as us in the future, the application of such laws and regulations may have a material adverse impact on our business, financial condition and results of operations and our ability to offer or continue to offer securities to investors, any of which may cause the value of our common stock, to significantly decline or become worthless.

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

Substantially all of our assets will be located in Hong Kong and United States, and our officers and our present directors reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

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

Although we and our subsidiaries are not based in mainland China and we have no operations in mainland China, the PRC government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over overseas offerings and listings and/or foreign investment in issuers like ourselves. It may result in a material adverse change in our Hong Kong subsidiaries’ operations, significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or become worthless, which would materially affect the interests of the investors.

We and our subsidiaries are not based in mainland China and do not have operations in mainland China. We currently do not have or intend to set up any subsidiary in mainland China, or do not foresee the need to enter into any contractual arrangements with a VIE to establish a VIE structure in mainland China. Pursuant to the Basic Law, which is a national law of the PRC and the constitutional document for Hong Kong, national laws of the PRC shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. The Basic Law expressly provides that the national laws of the PRC which may be listed in Annex III of the Basic Law shall be confined to those relating to defense and foreign affairs as well as other matters outside the autonomy of Hong Kong. The basic policies of the PRC regarding Hong Kong as a special administrative region of the PRC are reflected in the Basic Law, providing Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”.

However, in light of the PRC government’s recent expansion of authority in Hong Kong, we may be subject to uncertainty about any future actions of the PRC government or authorities in Hong Kong, and it is possible that all the legal and operational risks associated with being based in and having operations in the PRC may also apply to operations in Hong Kong in the future. There is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong. The PRC government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers like ourselves. Such governmental actions, if and when they occur: (i) could significantly limit or completely hinder our ability to continue our operations; (ii) could significantly limit or hinder our ability to offer or continue to offer our common stock to investors; and (iii) may cause the value of our common stock to significantly decline or become worthless.

There remain some uncertainties as to whether we will be required to obtain approvals from Chinese authorities to list on the U.S. exchanges and offer securities in the future, and if required, we cannot assure you that we will be able to obtain such approval.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006 and amended in 2009, requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

We are also aware that, recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in mainland China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over mainland-China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued the Opinions on Strictly and Lawfully Cracking Down Illegal Securities Activities to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over mainland-China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On December 28, 2021, the CAC and other PRC authorities promulgated the Cybersecurity Review Measures, which took effect on February 15, 2022. In addition, the Cybersecurity Law, which was adopted by the Standing Committee of the National People’s Congress on November 7, 2016 and came into force on June 1, 2017, and the Cybersecurity Review Measures, or the “Review Measures”, provide that personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in mainland China must be stored in mainland China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to national security review by the CAC together with competent departments of the State Council. In addition, for critical information infrastructure operators, or the “CIIOs”, that purchase network-related products and services, the CIIOs shall declare any network-related product or service that affects or may affect national security to the Office of Cybersecurity Review of the CAC for cybersecurity review. Due to the lack of further interpretations, the exact scope of what constitutes a “CIIO” remains unclear. Further, the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws. In addition, the Review Measures stipulates that any online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As of the date of this annual, neither we nor our subsidiaries received any notice from any authorities identifying us or our subsidiaries as a CIIO or requiring us or our subsidiaries to undertake a cybersecurity review by the CAC. Further, as of the date of this annual report, neither we nor our subsidiaries have been subject to any penalties, fines, suspensions, investigations from any competent authorities for violation of the regulations or policies that have been issued by the CAC.

On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the Data Security Law which took effect on September 1, 2021. The Data Security Law requires that data shall not be collected by theft or other illegal means, and it also provides for a data classification and hierarchical protection system. The data classification and hierarchical protection system protects data according to its importance in economic and social development, and the damages it may cause to national security, public interests, or the legitimate rights and interests of individuals and organizations if the data is falsified, damaged, disclosed, illegally obtained or illegally used, which protection system is expected to be built by the state for data security in the near future. On November 14, 2021, the CAC published the Regulations on the Data Security Administration Draft, or the “Data Security Regulations Draft”, to solicit public opinion and comments. Under the Data Security Regulations Draft, an overseas initial public offering to be conducted by a data processor processing the personal information of more than one million individuals shall apply for a cybersecurity review. Data processor means an individual or organization that independently makes decisions on the purpose and manner of processing in data processing activities, and data processing activities refers to activities such as the collection, retention, use, processing, transmission, provision, disclosure, or deletion of data. Our Hong Kong subsidiary, Metaverse HK may collect and store certain data (including certain personal information) from our clients who may be PRC individuals. We do not currently expect the Review Measures to have an impact on our business, operations or this offering as we do not believe that Metaverse HK is deemed to be a “CIIO” or a “data processor” controlling personal information of no less than one million users, that are required to file for cybersecurity review for overseas listing, because (i) Metaverse HK is incorporated and operating in Hong Kong without any subsidiary or VIE structure in mainland China and the Review Measures remains unclear whether it shall be applied to a Hong Kong company; (ii) as of the date of this annual report, Metaverse HK did not collect or store any personal information of individual clients of mainland China; and (iii) as of the date of this annual report, Metaverse HK has not been informed by any PRC governmental authority of any requirement that it file for a cybersecurity review. Based on laws and regulations currently in effect in the PRC as of the date of this annual report, we believe our Hong Kong subsidiaries are not required to pass the cybersecurity review of the CAC in order to list our common stock in the U.S.

In addition, on February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the “Trial Measures,” and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following its submission of initial public offerings or listing application. If a domestic company fails to complete required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. According to the Notice on the Administrative Arrangements for the Filing of the Overseas Securities Offering and Listing by Domestic Companies from the CSRC, or “the CSRC Notice,” the domestic companies that have already been listed overseas before the effective date of the Trial Measures (namely, March 31, 2023) shall be deemed as existing issuers (the “Existing Issuers”). Existing Issuers are not required to complete the filing procedures immediately, and they shall be required to file with the CSRC for any subsequent offerings. Based on laws and regulations currently in effect in the PRC as of the date of this annual report, we believe our Hong Kong subsidiaries are not required to obtain regulatory approval from the CSRC in order to list our shares of common stock in the U.S.

Since these rules, statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. Any failure of us to fully comply with new regulatory requirements may cause significant disruption to our business operations, materially and adversely affect our financial condition and results of operations, and cause our common stock to significantly decline in value or become worthless.

As of the date of this annual report, on the basis that we currently do not have any business operations in mainland China, we believe are not required to obtain approvals from the PRC authorities to operate our business or list on the U.S. exchanges and offer or continue to offer securities; specifically, we are currently not required to obtain any permission or approval from the CSRC, the CAC or any other PRC governmental authority to operate our business or to list our securities on a U.S. securities exchange or issue securities to foreign investors. However, if we and our Hong Kong subsidiaries (i) do not receive or maintain such approval, should the approval be required in the future by the PRC government, (ii) inadvertently conclude that such approval is not required, or (iii) applicable laws, regulations, or interpretations change and we are required to obtain such approval in the future, our operations and financial condition could be materially adversely affected, and our ability to offer or continue to offer securities to investors could be significantly limited or completely hindered and the securities currently being offered may substantially decline in value and become worthless.

Although the audit report included in this prospectus is prepared by U.S. auditors who are currently inspected by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by auditors inspected by the PCAOB and, as such, in the future investors may be deprived of the benefits of such inspection. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (the “HFCA Act”) if the SEC subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely, and as a result, U.S. national securities exchanges, such as NYSE American, may determine to delist our securities. Furthermore, on December 29, 2022, the Consolidated Appropriations Act, was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to AHFCAA, which reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

As an auditor of companies that are registered with the SEC and publicly traded in the United States and a firm registered with the PCAOB, our auditor is required under the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards.

Although we have operations in Hong Kong, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese government authorities, our auditor, Assentsure PAC, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Inspections of other auditors conducted by the PCAOB outside mainland China and Hong Kong have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in mainland China and Hong Kong prevents the PCAOB from regularly evaluating auditors’ audits and their quality control procedures. As a result, if there is any component of our auditor’s work papers become located in mainland China and Hong Kong in the future, such work papers will not be subject to inspection by the PCAOB. As a result, investors would be deprived of such PCAOB inspections, which could result in limitations or restrictions to our access of the U.S. capital markets.

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

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three and would reduce the time before our securities may be prohibited from trading or delisted. On September 22, 2021, the PCAOB adopted a final rule implementing the AHFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the AHFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the HFCA Act. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the PRC, and (2) Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On December 29, 2022, the Consolidated Appropriations Act, was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to AHFCAA, which reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. Our auditor is registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor, Assentsure PAC, is headquartered in Singapore. Therefore, our auditor is subject to the Determination announced by the PCAOB on December 16, 2021. Moreover, the PCAOB currently has access to inspect the audit workpapers of our PRC subsidiaries or any PRC-based subsidiary. Notwithstanding the foregoing, in the future, if there is any regulatory change or steps taken by the PRC regulators that do not permit Assentsure PAC to provide audit documentation located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCA Act. However, in the event the PRC authorities would further strengthen regulations over auditing work of Chinese companies listed on the U.S. stock exchanges, which would prohibit our current auditor to perform work in China, then we would need to change our auditor and the audit workpapers prepared by our new auditor may not be inspected by the PCAOB without the approval of the PRC authorities, in which case the PCAOB may not be able to fully evaluate the audit or the auditors’ quality control procedures. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC, Nasdaq or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control. Our auditor, Assentsure PAC, is headquartered in Singapore, not mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination. Therefore, our auditor is not currently subject to the determinations announced by the PCAOB on December 16, 2021, and it is currently subject to the PCAOB inspections.

While our auditor is based outside mainland China and Hong Kong, and is registered with the PCAOB and has been inspected by the PCAOB on a regular basis, in the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the our securities to be prohibited under the HFCA Act, and ultimately result in a determination by a securities exchange to delist our securities. In addition, the recent developments would add uncertainties to the listing and trading of our shares of common stock and we cannot assure you whether NYSE American or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what the SEC’s implementation process related to the above rules will entail or what further actions the SEC, the PCAOB or NYSE American will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, the above amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

On August 26, 2022, the PCAOB signed a Statement of Protocol (the “SOP”) Agreements with the CSRC and China’s Ministry of Finance. The SOP Agreement, together with two protocol agreements (collectively, “SOP Agreements”), governs inspections and investigations of audit firms based in mainland China and Hong Kong, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. Delisting of our common stock would force holders of our common stock to sell their common stock. The market price of our common stock could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.

The enactment of Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could impact our Hong Kong subsidiaries.

On June 30, 2020, the Standing Committee of the PRC National People’s Congress adopted the Hong Kong National Security Law. This law defines the duties and government bodies of the Hong Kong National Security Law for safeguarding national security and four categories of offences — secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security — and their corresponding penalties. On July 14, 2020, the former U.S. President Donald Trump signed the Hong Kong Autonomy Act (the “HKAA”), into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020 the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including HKSAR chief executive Carrie Lam. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions may directly affect the foreign financial institutions as well as any third parties or customers dealing with any foreign financial institution that is targeted. It is difficult to predict the full impact of the Hong Kong National Security Law and HKAA on Hong Kong and companies located in Hong Kong. If our Hong Kong subsidiary is determined to be in violation of the Hong Kong National Security Law or the HKAA by competent authorities, our business operations, financial position and results of operations could be materially and adversely affected.

The PRC government may intervene or influence our operations at any time or may exert more control over overseas offerings and listings and foreign investment in China-based issuers, which may result in a material change in our operations and/or the value of our common stock. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

There are political risks associated with conducting business in Hong Kong.

We operate our business through subsidiaries in Hong Kong and the United States. Accordingly, our business operations and financial condition will be affected by the political and legal developments in Hong Kong. During the period covered by the financial information included in this annual report, we derive part of our revenue from operations in Hong Kong. Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may adversely affect our business operations. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. Since a part of our operations is based in Hong Kong, any change of such political arrangements may pose an immediate threat to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial position.

If the PRC attempts to alter its agreement to allow Hong Kong to function autonomously, this could potentially impact Hong Kong’s common law legal system and may in turn bring about uncertainty in, for example, the enforcement of our contractual rights. This could, in turn, materially and adversely affect our business and operations. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our customers.

The Hong Kong protests that began in 2019 are ongoing protests in Hong Kong (the “Hong Kong Protests”) triggered by the introduction of the Fugitive Offenders amendment bill by the Hong Kong government. If enacted, the bill would have allowed the extradition of criminal fugitives who are wanted in territories with which Hong Kong does not currently have extradition agreements, including mainland China. This led to concerns that the bill would subject Hong Kong residents and visitors to the jurisdiction and legal system of mainland China, thereby undermining the region’s autonomy and people’s civil liberties. Various sectors of the Hong Kong economy have been adversely affected as the protests turned increasingly violent. Most notably, the airline, retail, and real estate sectors have seen their sales decline.

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. Based on certain recent developments including the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region issued by the Standing Committee of the PRC National People’s Congress in June 2020, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and President Trump signed an executive order and the HKAA to remove Hong Kong’s preferential trade status and to authorize the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. These and other recent actions may represent an escalation in political and trade tensions involving the U.S., China and Hong Kong, which could potentially harm our business.

Our revenue is susceptible to the ongoing incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. Any drastic events may adversely affect our business operations. Such adverse events may include changes in economic conditions and regulatory environment, social and/or political conditions, civil disturbance or disobedience, as well as significant natural disasters. Given the relatively small geographical size of Hong Kong, any of such incidents may have a widespread effect on our business operations, which could in turn adversely and materially affect our business, results of operations and financial condition. It is difficult to predict the full impact of the HKAA on Hong Kong and companies with operations in Hong Kong like us. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our Ordinary Shares could be adversely affected.

We may be affected by the currency peg system in Hong Kong.

Since 1983, Hong Kong dollars have been pegged to the U.S. dollars at the rate of approximately HK$7.80 to US$1.00. We cannot assure you that this policy will not be changed in the future. If the pegging system collapses and Hong Kong dollars suffer devaluation, the Hong Kong dollar cost of our expenditures denominated in foreign currency may increase. This would in turn adversely affect the operations and profitability of our business.

We may rely on dividends and other distributions on equity paid by our subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.

We are a holding company incorporated in the state of Delaware, and we may rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. Any limitation on the ability of our Hong Kong subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company   leases an office at Office Q, 11th Floor, Kings Wing Plaza 2, No. 1 Kwan Street, Sha Tin, New Territories, Hong Kong from a third party   for a lease term of one year starting from October 10, 2022, with an annual rent of US$10,000. The lease agreement does not offer the lessee an option to renew the lease upon expiration.

Item 3. Legal Proceedings.

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

Holders of Our Common Stock

As of April 12, 2023, we had 120 registered shareholders of our common stock, which does not include the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

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

On March 9, 2022, the Company entered into certain securities purchase agreement, dated February 23, 2022, as amended on March 9, 2022, with certain purchasers who are “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended. Pursuant to the securities purchase agreement, the Company agreed to issue 10,238,910 units for a per unit price of $2.93. Each unit consists of one share of the common stock of the Company, par value $0.001 per share and a warrant to purchase three shares of common stock. The transaction contemplated by the securities purchase agreement was closed on April 14, 2022.

On June 27, 2022, the Company entered into certain securities purchase agreement with certain purchasers who are “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, as amended on July 27, 2022, pursuant to which the Company agreed to sell 10,380,623 units, each unit consisting of one share of the common stock of the Company, par value $0.001 per share (the “Common Stock”) and a warrant to purchase two shares of Common Stock (the “Warrant”). The purchase price of each Unit was $2.89. The gross proceeds to the Company from this offering will be approximately $30 million. Upon further discussion among the parties, on August 24, 2022, the termination date of the Warrant has been amended from five (5) years to one and a half (1.5) years, and the exercise price for each Warrant has been amended from $3.6125 to $2.375. The transaction contemplated by the securities purchase agreement was closed on September 13, 2022.

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

NFT Market Insights

Digital artwork based on NFT technology is becoming a hot asset. The earliest NFT projects can be traced back to the 2017 bull market CryptoKitties (the encrypted cats), which had the properties of scarcity and value anchoring of ownership. At its peak, a virtual cat could sell for more than $100,000. In terms of NFT artwork, in March 2021, artist Beeple’s NFT work “Every Day: The First 5,000 Days” sold for $69.346 million, making it the third-highest price for a living artist. According to a report by Invezz, the NFT market was worth $338 million in 2020, and it has grown by 800% to reach $490 million in 2021. With the help of the bull market wave, NFT has grown rapidly. As of the first quarter of 2021, the total transaction volume of the NFT market has exceeded 1.5 billion US dollars, an increase of more than 2627% from the previous quarter. In April 2021, the total market value of NFTs exceeded $30 billion for the first time, setting a new all-time high. Currently, NFTs can be used in the fields including games, artworks, domain names, insurance, collectibles, virtual assets, real assets, identities, etc. With the vigorous development of the digital world, many businesses will appear in digital form, and the application space and technological imagination of NFT are expected to become more and more attractive in the new digital economy world.

New business model

TKAT’s business model revolves around the theme of “free circulation of value and creation of a unique digital work exchange platform”, allowing each user to create, buy and sell various irreplaceable digital works to realize the value of works.

New business types

A.	Providing consulting services such as artwork valuation/appreciation potential

Avoiding poor offline communication and incomplete information, tapping into the needs of users and providing comprehensive consulting services on topics such as labor cost, artist influence, artistic value of works, and channels for obtaining works, which not only serves customers but also creates value for the company.

B.	NFT trading service

TKAT is building a fully functional NFT trading platform, which has been in operation and generating revenue since June 2022. The platform is designed to include the categories of digital works such as artwork, music videos, collectibles, game props, sports, metaverse, virtual world, social tokens, and meet the needs of various users as much as possible. It is able to realize the whole business process of user registration-certification-work uploading-work casting-work trading. In the transaction process, the Company extracts a portion of the processing fee (including token minting, first sale, and second sale) to create value.

C.	Advertising service

After the TKAT platform has reached a certain user base, it will be able to provide advertising and publicity services for users or the company itself. The business model is not limited to categories and industries, such as investment promotion, work promotion, and industry promotion.

New Strategic Direction

TKAT is committed to creating an original digital platform that integrates games, artworks, domain names, insurance, collectibles, virtual assets, real assets, identity and other fields, and changes the market status of traditional industries through its own efforts. Strategic goals: basic platform building-targeted population entry-providing services (consulting services, transaction services, advertising services)-optimizing the platform and expanding the scope of services-full service.

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

Our headquarters are located in Hong Kong, Special Administrative Region, People’s Republic of China and we conduct our business primarily in the United States and Hong Kong through a global online platform. Our principal executive offices are located at Office Q, 11th Floor, Kings Wing Plaza 2, No. 1, Kwan Street, Shatin, New Territory, Hong Kong.

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

Technical advantages

The Company’s digital works exchange platform that has been launched is built by a professional technical team. Each technician has rich industry experience, can work under a short development cycle or high pressure, and has a number of relevant industry benchmarking projects experience. The capability of the technical team ensures the strong technical support in the later system optimization and iterative update.

Marketing advantages

The Company has a professional marketing team. After the platform goes online, it can be promoted online and offline simultaneously, so as to quickly increase the popularity of the platform, and use professional marketing solutions to attract more creators and demanders to join in the platform.

Results of Operations

For the years ended December 31, 2022 and 2021

The following tables set forth our consolidated statements of operations data:

	For the year ended December 31
	2022	2021	Variance
Revenue
Listing fee	$-	$-	-
Commission	3,403,536	-	3,403,536
Management fee	-	-	-
Consultancy fee	-	120,000	(120,000)
Revenue	3,403,536	120,000	3,283,536
Cost of revenue	(782,790)	-	(782,790)
Gross profit	2,620,746	120,000	2,500,746
Selling expenses	-	-	-
General and administrative expenses	(3,677,967)	(13,565,548)	9,887,581
Non-marketable investment impairment	(9,296,754)	(1,333,506)	(7,963,248)
Gain on extinguishment of debt	-	1,331,191	(1,331,191)
Gain on disposal of subsidiaries	-	-	-
Total operating expenses	(12,974,721)	(13,567,863)	593,142
Loss from continuing operations	(10,353,975)	(13,447,863)	(3,093,888)
Total other (expense) income	1,186	(93)	1,279
Loss before income taxes	(10,352,789)	(13,447,956)	(3,095,167)
Income tax expense	255,805	-	255,805
Net loss from continuing operations	(10,608,594)	(13,447,956)	2,839,362
Net loss from discontinued operations	(322,075)	(16,625,555)	(16,303,480)
Net loss	$(10,930,669)	$(30,073,511)	19,142,842

Revenue

Revenue by category

The following table presents our revenue by category:

	For the year ended December 31,
	2022	2021
Listing fee-Continuing operations	$-	$-
Listing fee-Discontinued operations	-	876,658
Commission-Continuing operations	3,403,536	-
Commission-Discontinued operations	-	2,088,920
Management fee-Continuing operations	-	-
Management fee-Discontinued operations	-	1,482,610
Consultancy fee-Continuing operations	-	120,000
Consultancy fee-Discontinued operations	-	-
Subtotal	3,403,536	4,568,188
Less: Revenue - discontinued operations	-	(4,448,188)
Total revenue - continuing operations	$3,403,536	$120,000

Revenue by customer type

The following table presents our revenue by customer type:

	For the year ended December 31,
	2022	2021
Artwork owners	$-	$-
Non - VIP traders	3,403,536	-
VIP traders	-	-
Corporate advisee	-	120,000
Subtotal	3,403,356	4,568,188
Less: Revenue - discontinued operations	-	(4,448,188)
Total revenue – continuing operations	$3,403,356	$120,000

(i)	Listing fee revenue

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

	For the year ended December 31,
	2022	2021
Commission paid to service agents	$-	$1,099,540
Depreciation	-	114,215
Internet service charge	782,790	47,696
Artwork insurance	-	50,878
Artwork storage	-	47,096
Others	-	-
Subtotal	782,790	1,359,425
Less: Cost of revenue – discontinued operations	-	(1,359,425)
Total	$782,790	$-

Cost of revenue – continuing operations for the years ended December 31, 2022 and 2021 were $782,790 and $0 respectively.

Cost of revenue – discontinued operations for the years ended December 31, 2022 and 2021 were $0 and $1,359,425 respectively.

Gross Profit

Gross profit for our continuing operations was $2,620,746 for the year ended December 31, 2022, compared to $120,000 for the year ended December 31, 2021. The gross profit for our continuing operations in 2021 was generated from the provision of consultancy service related to NFT business. Due to the suspension of Tianjin’s operation, we reclassified listing revenue, commission revenue and management revenue as well as the corresponding cost of revenue to net income or loss from discontinued operations.

Operating Expenses

General and administrative expenses for the continuing operations were $3,677,967 for the year ended December 31, 2022, compared to $13,565,548 for the year ended December 31, 2021 with a decline by $9,887,581.

General and administrative expenses from the discontinued operations were $323,772 for the year ended December 31, 2022 compared to $0 for the same period in 2021, with an increase by $323,772. During 2021, Hong Kong Takung lost its control over the operation of Tianjin Takung and the assets, liabilities and results of operations of Tianjin Takung was deconsolidated.

The following table sets forth the main components of our general and administrative expenses of our continuing operations and for discontinued operations for the years ended December 31, 2022 and 2021. Amounts for the year ended December 31, 2021 had been reclassified due to the deconsolidation of Tianjin Takung.

	For the year ended December 31, 2022		For the year ended December 31, 2021
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	1,592,911	12.0%	97,234	0.6%
Office, insurance and rental expenses	34,309	0.3%	304,890	1.8%
Legal and professional fees	1,204,669	9.1%	1,028,884	6.2%
Consultancy fee	658,082	4.9%	216,141	1.3%
Depreciation expenses	1,395	0.0%	117	0.0%
Traveling and accommodation expenses	-	%	28	0.0%
Share-based compensation	-	%	10,881,967	65.7%
Others	9,483,355	71.3%	1,036,287	6.3%
Total general & administrative expenses-continuing operations	12,974,721	97.6%	13,565,548	81.9%
Total general & administrative expenses-a discontinued operations	323,772	2.4%	2,990,228	18.1%
Total	$13,298,493	100.0%	$16,555,776	100.0%

The continuing operation also incurred a total of $nil in selling expenses from its continuing operations for the years ended December 31, 2022 and 2021, respectively.

Other (expenses) income

Other expenses from the continuing operations for the year ended December 31, 2022 was $1186 compared to other expenses $93 for the same period in 2021.

Loss before income taxes

Our continuing operations incurred loss before income taxes $10,352,789 and $13,447,956 for the years ended December 31, 2022 and 2021, respectively. Loss before income taxes of our continuing operations was significantly higher in 2021 as we incurred a higher share-based compensation in 2021.

To disclose loss before tax from discontinued operations for FY2021, $322,075 for the year ended December 31, 2022 while generated loss before income taxes, $16,113,160 in the same period in 2021

Income tax expense

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

The Global Intangible Low-taxed Income (GILTI) is a new provision introduced by the Tax Act. U.S. shareholders, who are domestic corporations, of controlled foreign corporations (CFCs) are eligible for up to an 80% deemed paid foreign tax credit (FTC) and a 50% deduction of the current year inclusion with the full amount of the Section 78 gross-up subject to limitation. This new provision is effective for tax years of foreign corporations beginning after December 31, 2017. The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its foreign controlled corporations. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2022 and 2021, the Company does not have any aggregated positive tested income; and as such, does not have additional provision amount recorded for GILTI tax.

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The company does not anticipate a material impact on its financial statements as of December 31, 2022 due to the recent enactment.

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

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2022 and 2021.

The income tax expense from the continuing operations for the years ended December 31, 2022 and 2021 were 255,805 and nil.

The income tax expense from the discontinued operations for the years ended December 31, 2022 and 2021 were $0 and $512,395, respectively.

Net Loss

As a result of our operations aforementioned, our net losses after income taxes for continuing operations for the years ended December 31, 2022 and 2021 were $10,352,789 and $13,447,956, respectively.

Our discontinued operations generated net loss $322,075 for the year ended December 31, 2022 while net loss after income tax $16,625,555 for the year ended December 31, 2021.

Foreign currency translation profit and loss

We had a foreign currency translation profit and loss for the years ended December 31, 2022 and 2021 of $560,759 and $(13,059), respectively.

Comprehensive loss

As a result of the above, we posted a comprehensive loss of $10,369,910 and $30,086,570 for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	For the years ended December 31
	2022	2021
Net cash used in operating activities-continuing operations	$4,403,036	$(3,188,435)
Net cash used in operating activities- discontinued operations	(887,469)	(12,923,713)
	3,515,567	(16,112,148)

Net cash used in investing activities- continuing operations	1,401	(507,024)
Net cash used in investing activities- discontinued operations	127,805	(457)
	129,206	(507,481)

Proceeds from a short-term borrowing from a third party	1,550,000
Net cash provided by financing activities-continuing operations	60,000,007	5,180,485
Net cash provided by financing activities-discontinued operations		-
	61,550,007	5,180,485

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	42,840	(13,061)
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	517,919	(548,845)
	560,759	(561,906)

Net (decrease) increase in cash and cash equivalents - continuing operations	65,997,284	1,471,965
Net (decrease) increase in cash and cash equivalents and restricted cash - discontinued operations	(241,745)	(13,473,015)
	65,755,540	(12,001,050)

Cash and cash equivalents, beginning balance - continuing operations	1,503,153	31,188
Cash and cash equivalents and restricted cash, beginning balance- discontinued operations	338,542	13,811,557
	1,841,695	13,842,745

Cash and cash equivalents and restricted cash, ending balance - discontinued operations	$67,500,438	$1,503,153
Cash and cash equivalents and restricted cash, ending balance - discontinued operations	96,797	338,542
	67,597,235	1,841,695

Sources of Liquidity

The cash and cash equivalent balance from the continuing operations as of December 31, 2022 was $64,794,688.

During the year ended December 31, 2022, net cash used in operating activities from operating activities was $4,403,036 which predominantly related to the net loss from the continuing operations, $10,608,594. The investing cash outflow from the continuing operations totaled $1,401. The financing cash inflows from continuing operations totaled $61,550,007.

The cash and cash equivalent balance from the discontinued operations as of December 31, 2022 was $96,797. Out of this amount, we had $755,160, denominated in HK$ in Hong Kong financial institutions.

During the year ended December 31, 2022, net cash used in operating activities from discontinued operations was $(887,469). Net cash provided by investing activities from discontinued operations was $127,805. There was no cash inflow or outflow from financing activities from our discontinued operations in 2022.

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

As of December 31, 2022, total current liabilities from the continuing operations, $6,643,446, which was related to accrued expenses and other payables 2,131,891, advance from customers 2,705,750，short term borrowings 1,550,000 and tax payable 255,805 of US Takung, NFT exchange and Metaverse HK. Total current liabilities from the discontinued operation, Hong Kong Takung, totaled $8,700,835 which consisted of $2,291,811 in reclass Hong Kong Takung liabilities, $6,409,024 in amount due to related parties.

As of December 31, 2022, the Company’s continuing operation had cash and cash equivalents of $64,794,688, a working capital of $60,948,983 and the net assets amounted to $60,954,465.

As of December 31, 2021, total current liabilities from the continuing operations, $143,429, which was related to accrued expenses and other payables of US Takung and Hong Kong MQ. Total current liabilities from the discontinued operation, Hong Kong Takung, totaled $8,733,624 which consisted of $273,390 in accrued expenses and other payables, $6,410,585 in amount due to related parties, $1,964,919 in short-term borrowings from a third party and $62,397 in lease liabilities.

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

Total liabilities of the Company’s continuing operations as of December 31, 2022 and 2021 amounted to $6,643,446 and $143,429, respectively. Total liabilities of the Company’s discontinued operations as of December 31, 2022 and 2021 were $8,700,835 and $8,733,624, respectively.

Net assets of the Company’s continuing operations amounted to $60,954,465 and $10,953,269 as of December 31, 2022 and 2021, respectively. During the 2021, we invested in a cultural project, $10,630,120, which was partially funded by a capital raised through a private investment in public equity, $5,000,000, during 2021.

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

Critical Accounting Estimates

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

Item 8. Financial Statements and Supplementary Data.

To: The Board of Directors and Stockholders of

Takung Art Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Takung Art Co., Ltd. and subsidiaries (collectively the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the financial year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the financial year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of matter

As described in Note 3 of the financial statements, Tianjin Takung, a deconsolidated entity of the Company, was named as defendant in a series of litigations filed in the Peoples’ Republic of China (“PRC”), of which Tianjin Takung has been found liable for the compensation of USD 60,694 (approximately RMB 408,411) to the plaintiffs during the financial year ended December 31, 2022. As disclosed in Note 16 of the financial statements, pursuant to the SPA entered with the Company and third-party investor on November 1, 2022, the investor will assume all the assets and liabilities of the discontinued operations, including those associated with Tianjin Takung upon the disposition of the Company’s subsidiaries. Our opinion is not modified with respect to this matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment of investment

As described in Note 4 Investments, the Company has a non-marketable investment in a privately held company incorporated in British Virgin Islands without readily determinable market values. Measurement of the carrying value of the investment requires significant management judgement. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The audit engagement team performed extended procedures, which includes, among others, conducting enquiry, vouching certain details and inputs, evaluating the appropriateness of valuation models and the reasonableness of key assumptions. The accounts that are affected are the investment accounts, related valuation allowance, and impairment expense.

/s/ Assentsure PAC

Assentsure PAC

PCAOB ID: 6783

We have served as the Company’s auditor since 2022.

Singapore

April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Takung Art Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Takung Art Co., Ltd. (the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the suspended operations of the Company’s PRC subsidiary raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID.: 1171

We have served as the Company’s auditor from March 2021 to May 2022.

San Mateo, California

April 15, 2022

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$64,794,688	$1,503,153
Restricted Cash	2,705,750	-
Account receivables, net	86,434	120,000
Prepayment and other current assets, net	5,557	169,908
Current assets – discontinued operations	97,258	373,479
Total current assets	67,689,687	2,166,540

Non-current assets
Property and equipment, net	5,482	6,883
Intangible assets	-	140
Non-marketable investment, net	-	9,296,614
Non-current assets – discontinued operations	55,894	183,559
Total non-current assets	61,376	9,487,196
Total assets	$67,751,063	$11,653,736

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$2,131,891	$143,429
Current liabilities – discontinued operations	8,700,835	8,733,624
Advance from customers	2,705,750	-
Short term borrowings from a third party	1,550,000	-
Tax payable	255,805	-
Total current liabilities	15,344,281	8,877,053

Non-current liabilities
Non-current liabilities-discontinued operations	-	-
Total noncurrent liabilities	-	-

Total liabilities	15,344,281	8,877,053

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 34,991,886 shares issued and outstanding as of December 31, 2022;14,372,353 shares issued and outstanding as of December 31, 2021)	34,992	14,372
Additional paid-in capital	92,526,972	32,547,585
Accumulated deficit	(40,374,852)	(29,444,185)
Accumulated other comprehensive loss	219,670	(341,089)
Total shareholders’ equity	52,406,782	2,776,683
Total liabilities and shareholders’ equity	$67,751,063	$11,653,736

The accompanying notes are an integral part of these consolidated financial statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021
Revenue
Listing fee	$-	$-
Commission	3,403,536	-
Management fee	-	-
Consultancy fee	-	120,000
Revenue	3,403,536	120,000

Cost of revenue	(782,790)	-
Gross profit	2,620,746	120,000

Operating expenses
General and administrative expenses	(3,677,967)	(13,565,548)
Selling expense	-	-
Non-marketable investment impairment	(9,296,754)	(1,333,506)
Gain on extinguishment of debt	-	1,331,191
Gain on disposal of subsidiaries	-	-
Total operating expenses	(12,974,721)	(13,567,863)
Loss from continuing operations	(10,353,975)	(13,447,863)

Other income and expenses:
Other (expenses) income	1,186	(93)
Exchange gain	-	-
Total other (expenses) income	1,186	(93)

Loss before income taxes	(10,352,789)	(13,447,956)

Income tax expense	255,805	-

Net loss from continuing operations	(10,608,594)	(13,447,956)

Loss from discontinued operations, net of income taxes:
Loss Income from discontinued operations	(322,075)	(16,113,160)
Income tax expense	-	(512,395)
Deferred tax (expense) benefit	-	-
Net loss income from discontinued operations	(322,075)	(16,625,555)
Net loss	(10,930,669)	(30,073,511)

Foreign currency translation adjustment	560,759	(13,059)

Comprehensive Loss	$(10,369,910)	$(30,086,570)

Loss from continuing operations per share of common stock – basic	$(0.43)	$(1.09)
Loss from continuing operations per share of common stock – diluted	$(0.20)	$(1.09)
Income from discontinued operations per share of common stock – basic	$(0.03)	$(1.34)
Income from discontinued operations per share of common stock – diluted	$(0.01)	$(1.34)

Weighted average number of common stock outstanding – basic	24,793,842	12,383,741
Weighted average number of common stock outstanding – diluted	52,958,342	12,383,741

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in U.S. Dollars except Number of Shares)

	Number of shares	Common Stock	Additional Paid-in capital	Retained earnings	Accumulated other comprehensive(loss) income	Total
Balance, December 31, 2020	11,271,379	$11,271	$6,358,115	$(226,311)	$(328,030)	$5,815,045

Issuance of common stock for restricted share award	3,039,909	3,040	26,005,328	-	-	26,008,368

Stock option exercised	61,065	61	180,424	-	-	180,485
Share-based compensation	-		3,718	-	-	3,718

Net loss from continuing operations	-	-	-	(13,447,956)	-	(13,447,956)

Net income from discontinued operations	-	-	-	(16,625,555)	-	(16,625,555)

Deconsolidation of subsidiary	-	-	-	855,637	-	855,637
Foreign currency translation adjustment	-	-	-	-	(13,059)	(13,059)

Balance, December 31, 2021	14,372,353	14,372	32,547,585	(29,444,185)	(341,089)	2,776,683

Private placement	20,619,533	20,620	59,979,387	-	-	60,000,007
Net loss from continuing operations	-	-	-	(10,608,594)	-	(10,608,594)

Net loss from discontinued operations	-	-	-	(322,075)	-	(322,075)

Foreign currency translation adjustment	-	-	-	-	560,759	560,759

Balance, December 31, 2022	34,991,886	$34,992	$92,526,972	$(40,374,852)	$219,670	$52,406,780

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(10,608,594)	$(13,447,956)
Net loss from discontinued operations	(322,075)	(16,625,555)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,395	117
Changes in exchange rate	-	(612,639)
Share-based compensation	-	10,881,967
Gain on extinguishment of debts	-	(1,331,191)
Non-marketable investment impairment	9,296,754	1,333,506
Changes in operating assets and liabilities (decrease) increase in:
Prepayment and deposits	164,351	(5,557)
Other non-current assets	-	(22,101)
Account receivables	33,566	(120,000)
Accrued expenses and other payables	2,809,814	135,419
Advances from customer	2,705,750	-
Net cash provided by/(used in) operating activities-continuing operations	4,403,036	(3,188,435)
Net cash provided by/(used in) operating activities-discontinued operations	(887,469)	(12,923,713)
Net cash provided by/(used in) operating activities	3,515,567	(16,112,148)

Cash flows from investing activities:
Purchase of property and equipment	1,401	(7,024)
Purchase of a non-marketable investment	-	(500,000)
Net cash provided by/(used in) investing activities-continuing operations	1,401	(507,024)
Net cash provided by/(used in) investing activities-discontinued operations	127,805	(457)
Net cash provided by/(used in) investing activities	129,206	(507,481)

Cash flows from financing activities:
Proceeds from a short-term borrowing from a third party	1,550,000	-
Proceeds from stock option exercised	-	180,485
Proceeds from a private placement	60,000,007	5,000,000
Net cash provided by financing activities-continuing operations	61,550,007	5,180,485
Net cash provided by financing activities-discontinued operations	-	-
Net cash provided by financing activities	61,550,007	5,180,485

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	42,840	(13,061)
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	517,919	(548,845)
	560,759	(561,906)

Net change in cash and cash equivalents, and restricted cash from continuing operations	65,997,283	1,471,965
Net change in cash and cash equivalents, and restricted cash from discontinued operations	(241,745)	(13,473,015)
	65,755,539	(12,001,050)

Cash and cash equivalents, and restricted cash beginning balance from continuing operations	1,503,153	31,188
Cash and cash equivalents, and restricted cash beginning balance from discontinued operations	338,542	13,811,557
Cash and cash equivalents, and restricted cash beginning balance	1,841,695	13,842,745

Cash and cash equivalents, and restricted cash ending balance from continuing operations	67,500,438	1,503,153
Cash and cash equivalents, and restricted cash ending balance from discontinued operations	96,797	338,542
Cash and cash equivalents, and restricted cash ending balance	$67,597,235	$1,841,695

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents-continuing operations	$64,794,688	$1,503,153
Restricted cash-continuing operations	2,705,750	-
Total cash and cash equivalents -continuing operations	67,500,438	1,503,153

Cash and cash equivalents-discontinued operations	96,797	338,542
Restricted cash – discontinued operations	-	-
Total cash, cash equivalents and restricted cash – discontinued operations	96,797	338,542

Total cash, cash equivalents, and restricted cash	$67,597,235	$1,841,695

Supplemental cash flows information:
Cash paid for interest-continuing operations	$-	$-
Cash paid for interest-discontinued operations	$-	$86,795
Cash paid for income taxes-continuing operations	$-	$-
Cash paid for income taxes-discontinued operations	$-	$86,137

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

METAVERSE DIGITAL PAYMENT CO., LIMITED (“Metaverse Digital Payment”) was formed in Hong Kong on January 27, 2022, and is wholly owned by NFT Exchange. This entity is engaged in digital payment service.

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

On August 21, 2021, Takung and Cultural Objects entered to an amendment to the SPA. The amendment provides that the original purchase price was amended to be $500,000 in cash and the issuance of 771,040 restricted shares of common stock of Takung to Cultural Objects in exchange for 54,100 shares of common stock of Cultural Objects, and, subject to the satisfaction of the conditions stipulated in the SPA, the issuance of 787,440 unvested restricted shares of common stock of Takung to Cultural Objects in exchange for 32,460 unvested shares of common stock of Cultural Objects. The cash consideration of $500,000 was paid to Cultural Objects by the end of August 2021. On September 9, 2021, an aggregate amount of 1,558,480 restricted shares of common stock of Takung issued to Cultural Objects in an exchange for an aggregate 86,560 shares of common stock of Cultural Objects. Together with the cash consideration paid $500,000 and the total value of the restricted shares issued to Cultural Objects, $10,130,120, the total value of the investment in Cultural Objects was $10,630,120. As of December 31, 2022 the initial cost of this investment was adjusted to $0 after a further impairment charge, $9,296,614 was recorded (see Note 5).

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

Basis of consolidation

The consolidated financial statements include the financial statements of the Company, and its subsidiaries, Hong Kong Takung, Hong Kong MQ and Tianjin MQ, NFT exchange, NFT Digital, and Metaverse Digital Payment. All intercompany transactions and balances have been eliminated on consolidation.

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

As of December 31 2022, only the operation of Hong Kong Takung was classified as a discontinued operation the same as of December 31, 2021.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2022 and 2021.

Comprehensive loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income”, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the years ended December 31, 2022 and 2021, the Company’s comprehensive loss includes net loss and foreign currency translation adjustment.

Foreign currency translation and transaction

The functional currency of Metaverse Digital Payment, Hong Kong Takung, Hong Kong MQ and Tianjin Takung are in Hong Kong Dollar (“HKD”); NFT Digital and NFT Exchange are in United States Dollar (“USD”)

The reporting currency of the Company is USD.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet’s dates, which is 7.8015 and 7.7996 as of December 31, 2022   and December 31, 2021, respectively;

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

Restricted cash

Restricted cash represents the cash deposited by the traders (“buyers and sellers”) into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading shares of the artwork. The buyers are required to have their funds transferred to the broker’s account before the trading take place. Upon the delivery of the shares, the seller will send instructions to the bank, requesting the amount to be transferred to their personal account. After deducting the commission as per Takung, the bank will transfer the remainder to the seller’s personal account. Except for instructing the bank to deduct the commission fee, Takung has no right to use any funds in the broker’s account except for instructing the bank to deduct the commission and management fee. Our restricted cash is denominated in USD and is deposited in the financial institutions of USA.

Due to the deconsolidation of Tianjin Takung, the ending balance of our restricted cash totaling $58,254,521 and $52,215,458 as of December 31, 2022 and 2021, respectively, was not included in our consolidated financial statements and reclassified to current assets – a deconsolidated entity.

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

The Company developed systems and solutions for internal use. Certain costs incurred in connection with developing or obtaining internal use software are capitalized. Unamortized capitalized costs are included in computer trading and clearing system, within property and equipment, net in the Consolidated Balance Sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software of 5 years. Amortization of these costs is included in depreciation and amortization expense in the Consolidated Statements of Operations.

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

During 2022, we did not recorded any asset impairments due to the deconsolidation of Tianjin Takung as a result of the loss of control in this entity.

Intangible assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of December 31, 2022 and 2021.

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

Consultancy service fee revenue

In the year of 2021, we incurred a consultancy service fee revenue, $120,000, which was pertinent to providing consultancy services with respect to the strategic utilization of blockchain technology and NFT launch to a third party.

Revenue by customer type

The following table presents the revenue by customer type for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021
Artwork owners	$-	$876,658
Non - VIP traders	3,403,536	2,110,492
VIP traders	-	1,461,038
Corporate advisee	-	120,000
Subtotal	3,403,536	4,568,188
Less: Revenue - discontinued operations	-	(4,448,188)
Total	$3,403,536	$120,000

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

	For the year ended December 31,
	2022	2021
Commission paid to service agents	$-	$1,099,540
Depreciation	782,790	114,215
Internet service charge	-	47,696
Artwork insurance	-	50,878
Artwork storage	-	47,096
Subtotal	782,790	1,359,425
Less: Cost of revenue – discontinued operations	-	(1,359,425)
Total	$782,790	$-

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

The Company’s Hong Kong subsidiary of METAVERSE DIGITAL PAYMENT CO., LIMITED accrued US$255,805 corporate income tax for the year ended December 31,2022.

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the year ended December 31, 2021.

Earnings (loss) per share

Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive (Note 15  ).

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

Concentration of customers

There were no revenues from customers that individually represent greater than 10% of the total revenues during the years ended December 31, 2022 and 2021.

Concentration of customer deposits

As of December 31, 2022 and 2021, there were no traders that individually accounted for greater than 10% of the Company’s total customer deposits.

Accounting standards adopted on January 1, 2022

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

Accounting standards adopted on January 1, 2022

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

The Company has accrued the amount of RMB 408,411 for the month ended December 31, 2022 arising from three settled cases and nine pending cases; none of the pending cases have received any outcome as at April 17, 2023.

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

The following table sets forth the carrying value of the assets and liabilities of Tianjin Takung whose operation was suspended as disclosed above, which were deconsolidated from the accompanying consolidated financial statements as of December 31, 2021 and 2022:

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

As of December 31, 2022, our investment merely includes a non-marketable investment in a privately held company incorporated in British Virgin Islands without readily determinable market values. We elected the measurement alternative under which we measured the investment at cost minus impairment with an adjustment to the changes from observable price changes in orderly transactions for the similar investments of the same issuer.

Management determined that the future undiscounted cash flow was less than the carrying cost of our non-marketable investment and recognized an impairment charge, $9,296,614, against our non-marketable investment.

The carrying value is measured as the total initial cost minus impairment.  The carrying value for our non-marketable investment is nil and summarized below:

	December 31,	December 31,
	2022	2021

Total initial cost	$10,630,120	$10,630,120
Cumulative net gain (loss)		—
Provision for impairment	(10,630,120)	(1,333,506)
Total carrying value	$-	$9,296,614

For the year ended December 31，2022， we incurred provision for impairment for $10,630,120. For the year ended December 31, 2021, we did not incur any unrealized gain or loss in connection with the non-marketable investment and we incur provision for impairment for $1,333,506.

5. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, the prepaid services for maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

	December 31, 2022	December 31, 2021
Prepaid service fees	$-	$196,497
Deposit	5,557	5,557
Other current assets	-	2,791
Less: allowance for doubtful accounts	-	-
Subtotal	5,557	204,845
Less: Prepayment and other current assets, net – discontinued operations	-	(34,937)
Prepayment and other current assets, net	$5,557	$169,908

For the years ended December 31, 2022 and 2021, the Company incur provision for 130,468 and nil for doubtful accounts.

6. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	December 31, 2022	December 31, 2021
Listing fee	$-	$154,771
Consultancy service	94,918	120,000
Less: allowance for doubtful accounts	(8,484)	(154,771)
Subtotal	86,434	120,000
Less: Accounts receivables, net- discontinued operations	-	-
Account receivables, net	$86,434	$120,000

During December 31, 2022 and 2021, we recognized 8,484 and $154,387, respectively, in provision for doubtful accounts.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Furniture, fixtures and equipment	$63,376	$63,392
Leasehold improvements	23,072	23,078
Computer trading and clearing system	2,430,445	2,429,883
Sub-total	2,516,893	2,516,353
Less: accumulated depreciation	2,496,135	(2,428,936)
Subtotal	20,759	87,417
Less: Property and equipment, net – discontinued operations	(15,277)	(80,534)
Property and equipment, net	$5,482	$6,883

8. INTANGIBLE ASSETS

	December 31, 2022	December 31, 2021
Intangible assets	$22,226	$22,372
Less: accumulated amortization	-	-
Subtotal	22,226	22,372
Less: Intangible assets – discontinued operations	(22,226)	(22,232)
Total Intangible assets	$-	$140

9. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2022 and 2021   consisted of:

	December 31, 2022	December 31, 2021
Deposit – non-current	$18,391	$18,396
Prepayment – non-current	-	-
Subtotal	18,391	18,396
Less: Other non-current assets – discontinued operations	(18,391)	(18,396)
Total other non-current assets	$-	$-

10. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of December 31, 2022 and 2021   consisted of:

	December 31,	December 31,
	2022	2021
Accruals for consulting fees	$406,152	$266,304
Accruals for professional fees	-	90,642
Payroll payables	451,800	55,964
Trading and clearing system	-	2,364
Other payables	1,273,939	1,546
Subtotal	2,131,891	416,820
Less: Accrued expenses and other payables- discontinued operations	-	(273,391)
Total accrued expenses and other payables	$2,131,891	$143,429

11. SHORT-TERM BORROWINGS FROM A THIRD PARTY

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

Date	Borrower	Lender	December 31, 2022 (RMB)	December 31, 2022 (HKD)	Annual Interest Rate	Repayment Due Date
7/18/2019	Hong Kong Takung	Friend Sourcing Ltd.	$5,000,000	$5,567,929	8%	4/1/2021
8/29/2019	Hong Kong Takung	Friend Sourcing Ltd.	$5,000,000	$5,422,993	8%	4/1/2021
9/20/2019	Hong Kong Takung	Friend Sourcing Ltd.	$4,000,000	$4,338,395	8%	4/1/2021
		Less: Discount loan payable	$-	$-
			14,000,000	15,329,317
		Less: Short-term borrowings from third party- discontinued operations:	(14,000,000)	(15,329,317)

		Total	$-	$-

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of December 31, 2022 and 2021. The fair value of the short-term borrowings approximates their carrying amounts.

Borrower	Account Name	Lender	Total	Effective Day	Due Day
NFT Exchange Limited	Loan payable	Yunqing Wei	300,000.00	2022/2/16	2023/5/18
NFT Exchange Limited	Loan payable	Weidong Feng	250,000.00	2022/4/11	2023/5/18
NFT Exchange Limited	Loan payable	SOS Information Technology NewYork, Inc	500,000.00	2022/4/27	2023/5/18
NFT Exchange Limited	Loan payable	SOS Information Technology NewYork, Inc	500,000.00	2022/8/29	2023/5/18
Total			1,550,000.00

The three third parties which are Yunqing Wei，Weidong Feng and SOS Information Technology NewYork, Inc respectively have borrowed NFT Exchange Limited $300,000, 250,000 and 1,000,000, which are totally $1,550,000. All the short-term borrowings’ due day are May18，2023.

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

As of December 31, 2022 and 2021, the Company in the United States had $11,935,256 and $1,454,286 in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

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

As of December 31, 2022 and 2021, the Company’s subsidiaries in Hong Kong had nil and $6,194,177 in net operating loss carry forwards available to offset future taxable income, respectively. These net operating losses will be carryforward indefinitely under Hong Kong Profits Tax regulation.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on taxable income. All the PRC subsidiaries that are not entitled to any tax holiday were subject to income tax at a rate of 25% for the year ended December 31, 2022 and 2021. According to PRC tax regulations, the PRC net operating loss can generally carry forward for no longer than five years starting from the year subsequent to the year in which the loss was incurred. Carryback of losses is not permitted.

The income tax expense was $255,805 and $512,395 for the years ended December 31, 2022 and 2021, respectively, related primarily to the Company’s subsidiaries located outside of the U.S. The loss before provision for income taxes for the years ended December 31, 2022 and 2021 was as follows:

The income tax provision consists of the following components:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Current:
Federal	$-	$-
State	-	-
Foreign	255,805	-
Total current income tax expenses, continuing operations	255,805	-
Current income tax expenses, discontinued operations	-	-
Total current	$255,805	$-

Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred income tax expenses, continuing operations	-	-
Deferred income tax expenses, discontinued operations	-	512,395
Total deferred	$-	$512,395
Total income tax expense	$255,805	$512,395

A reconciliation between the Company’s actual provision for income taxes is as follow:

Continuing operations

The effective tax rate for the continuing operations was (2.4)% and 0.0%for the years ended December 31, 2022 and 2021, respectively.

	For the year ended December 31, 2022	For the year ended December 31, 2021
Loss before income tax expense	$(10,608,594)	$(13,447,956)
Computed tax benefit with statutory tax rate	130,647	(2,824,071)
Impact of different tax rates in other jurisdictions	(96,669)	(1,384)
Tax effect of non-deductible expenses	-	775
Changes in valuation allowance	194,428	2,920,437
Previous years unrecognized tax effects	-	(95,757)
Total income tax expense	$228,407	$-

Discontinued operations

The effective tax rate for the discontinued operations was 0.0% and (3.2)% for the years ended December 31, 2022 and 2021, respectively.

	For the year ended December 31, 2022	For the year ended December 31, 2021
Loss before income tax expense	$(322,075)	$(16,113,160)
Computed tax benefit with statutory tax rate	(53,142)	(3,383,764)
Impact of different tax rates in other jurisdictions	-	(81,864)
Effect of preferred tax rate	354,586	2,136,292
Tax effect of non-deductible expenses	-	1,370,731
Changes in valuation allowance	(301,444)	474,442
Previous years unrecognized tax effects	-	(3,442)
Total income tax expense	$-	$512,395

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities are as follows:

Continuing operations

	As of December 31,	As of December 31,
	2022	2021
Deferred tax assets
Tax loss carried forward	$-	$2,506,404
Provision for impairment loss	9,296,754	280,036
Unvested restricted shares	-	444,465
Total deferred tax assets	1,533,964	3,230,905
Less: valuation allowance	(1,533,964)	(3,230,905)
Total Deferred tax assets, net of valuation allowance		-

Deferred tax liabilities
Total Deferred tax liabilities	$	$-
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

Discontinued operations

	As of December 31,	As of December 31,
	2022	2021
Deferred tax assets
Tax loss carried forward	$-	$510,890
Deferred advertising expenses	-	-
Provision for doubtful accounts	-	153,854
PPE, due to difference in depreciation	66,145	2,010
Others	-	-
Total deferred tax assets	10,914	666,754
Less: valuation allowance	(10,914)	(666,754)
Total Deferred tax assets, net of valuation allowance	-	-

Deferred tax liabilities
Total Deferred tax liabilities	$-	$-
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	December 31, 2022		December 31, 2021
Uncertain tax liabilities, beginning of period, discontinued operations		$-	$101,789
Additions for tax position of current period		-	-
Settlements with tax authority during current year		-	(101,789)
Uncertain tax liabilities, end of period, discontinued operations	$		$-

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the consolidated financial statements as of December 31, 2022 and 2021. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of December 31, 2022 and 2021, respectively.

Our subsidiary, Hong Kong Takung, has been recently selected for routine examination for its tax years ended December 31, 2016 through 2018 by Hong Kong Inland Revenue Department (“IRD”).  The examination had been concluded in May 2021 and the ultimate resolution of the tax examination concurred with the uncertain tax liabilities previously accrued. Hong Kong Takung settled the entire tax liabilities in June 2021. METAVERSE DIGITAL PAYMENT CO., LIMITED incurred corporate income tax payable of $255,805 during the year of 2022. The Company does not expect the position of uncertain tax liabilities will significantly fluctuate within the next twelve months. This expectation is still valid till the reporting day of April 14, 2023.

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

The following table provides a summary of leases by balance sheet location as of December 31, 2022 and 2021:

Assets/liabilities	Classification	As of December 31, 2022	As of December 31, 2021
Assets
Operating lease right-of-use assets, continuing operations	Operating lease assets	$-	$-
Operating lease right-of-use assets, discontinued operations	Operating lease assets	-	62,397
Total operating lease right-of-use assets		$-	$62,397

Liabilities
Current
Operating lease liability – current, continuing operations	Current operating lease liabilities	$-	$-
Operating lease liability – current, discontinued operations	Current operating lease liabilities	-	62,397
Total operating lease liability – current		$-	$62,397

Long-term
Operating lease liability – non-current, continuing operations	Long-term operating lease liabilities	$-	$-
Operating lease liability – non-current, discontinued operations	Long-term operating lease liabilities	-	-
Total operating lease liability – non-current		$-	$-

Total lease liabilities – continuing operations		$-	$-
Total lease liabilities – discontinued operations		$-	$62,397

The operating lease expense, including two lease arrangements from a related party, for the year ended December 31, 2022 and 2021 was as follows:

		For the year ended	For the year ended
Lease Cost	Classification	December 31, 2022	December 31, 2021
Operating lease cost	Cost of revenue, general and administrative expenses	$62,364	$108,580

Total lease cost		$62,364	$108,580
Operating lease cost-discontinued operations	Cost of revenue, general and administrative expenses	(62,364)	(108,580)
Total lease cost		$	$-

Maturities of operating lease liabilities as of December 31, 2022 were as follow:

Maturity of Lease Liabilities	Operating Leases
2022	$-
2023	-
2024	-
2025	-
2026	-
Thereafter	-
Total undiscounted lease payments	$-
Less: interest	-
Present value of lease payments	$-

Supplemental information related to operating leases was as follows:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities – continuing operations	$-	$-
Cash paid for amounts included in the measurement of lease liabilities – discontinued operations	$61,031	$66,793

Weighted average remaining lease term – continuing operations	-	-
Weighted average remaining lease term – discontinued operations	0.0 year	1.0 year
Weighted average discount rate – continuing operations	-	-
Weighted average discount rate – discontinued operations	8%	8%

14. COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of December 31, 2022 and 2021, the Company had no capital commitments.

Contingencies

During the year ended December 31, 2022, the deconsolidated entity of the Company, Tianjin Takung has been named as a defendant for litigations filed against the entity and compensation claims amounting to USD 60,694 have been recorded in the statement of operations. As at the filing date of this report, there are pending litigations that have yet to be concluded and the compensation claims are not determinable until the outcome are finalized. The Company is in the process of finalizing the disposal of Hong Kong Takung, and upon the completion of the disposition of Hong Kong Takung, the purchaser will assume all the assets and liabilities of the entity, including those associated with the Tianjin Takung.

Except for the above, as of December 31, 2022 and through the issuance date of the consolidated financial statements included in this Form 10-K, the Company does not have any other significant indemnification claims.

Due to the deconsolidation of Tianjin Takung, the ending balance of our restricted cash totaling $58,254,521 and $52,215,458 as of December 31, 2022 and 2021, respectively, was not included in our consolidated financial statements and was reclassified to current assets – a deconsolidated entity. The Company could be exposed to claims made by the PRC customers for the return of their deposits at the Tianjin Takung’s restricted cash accounts. Any claims against Hong Kong Takung, though it is a limited company, that are ultimately successful, could have a material adverse effect on the Company’s financial position, operating results and cash holdings unless Hong Kong Takung is disposed or wound down.

15. NET LOSS PER SHARE

The computation of the Company’s basic and diluted net loss per share is as follows:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Numerator:
Net loss-continuing operations	$(10,608,594)	$(13,447,956)
Net loss – discontinued operations	(322,075)	(16,625,555)
Total net loss	(10,930,669)	(30,073,511)

Denominator:
Weighted-average shares outstanding-Basic	24,793,842	12,383,741
Stock options and restricted shares	-	-
Weighted-average shares outstanding-Diluted	52,958,342	12,383,741
Loss per share-continuing operations
-Basic	$(0.43)	$(1.09)
-Diluted	$(0.20)	$(1.09)

Loss per share-discontinued operations
-Basic	$(0.01)	$(1.34)
-Diluted	$(0.01)	$(1.34)

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

As disclosed on Takung Art Co., Ltd.’s (the “Company”) Current Report on Form 8-K (the “Form 8-K”) filed on March 25, 2022, the Company entered into certain securities purchase agreement, dated February 23, 2022, as amended on March 9, 2022 (the “SPA”), with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the SPA, the Company agreed to issue 10,238,910 units for a per unit price of $2.93. Each unit consists of one share of the common stock of the Company, par value $0.001 per share (the “Common Stock”) and a warrant to purchase three shares of Common Stock.

The Purchasers have transferred the purchase price to the Company on April 6, 2022. On April 14, 2022, the Company has issued 10,238,910 units to the Purchasers. The issuance and sale of the units is exempted from the registration requirement of the Securities Act pursuant to Regulation S promulgated thereunder.

16. SHAREHOLDERS’ EQUITY

Share Options:

The exercise price of share options ranged from $2.91 to $3.65 and the requisite service period ranged from two to five years.

There was no share options granted during the year of 2022 and no share options were forfeited nor exercised in the year ended December 31, 2021.

The Company did not issue any share options during the year of 2022. The number of share options as of December 31, 2022 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding, beginning of year	-	$-	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding, end of year	-	-	-	-
Exercisable, end of year	-	-	-	-
Expected to vest	-	$-	-	-

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

The company awarded no share option to nobody during the year of 2022.

The following table sets forth changes in compensation-related restricted share awards during year ended December 31, 2022. The Company uses fair market value of its common stock publicly traded on the date of the grant to determine the fair value of restricted shares. The Company did not awarded any restricted common stocks to anyone during the year of 2022.

	Number of	Weighted Average Grant Date	Weighted Average Remaining Contractual
	Shares	Fair Value	Term
Unvested at December 31, 2021	415,000	$5.10	0.41 year
Granted	-	-	0.00 year
Forfeited	-	-	-
Vested	-	-	0.00 year
Unvested at December 31, 2022	415,000	$5.10	0.41 year

The share-based compensation expenses recognized, including the offering of restricted shares, were nil and $10,881,967 during the years ended December 31, 2022 and 2021, respectively.

17. SUBSEQUENT EVENT

Disposition Agreement

On November 1, 2022, Takung Art Co., Ltd. (the “Company”), Hong Kong Takung Art Company Limited (“Hong Kong Takung”) and Hong Kong MQ Group Limited (“Hong Kong MQ”, together with Hong Kong Takung, the “Targets”), the Company’s wholly owned subsidiaries, and Fecundity Capital Investment Co., Ltd. (the “Purchaser”), entered into a certain share purchase agreement (the “Disposition SPA”). Pursuant to the Disposition SPA, the Purchaser agreed to purchase the Targets in exchange for cash consideration of $1,500,000 (the “Purchase Price”). Upon the closing of the transaction (the “Disposition”) contemplated by the Disposition SPA, the Purchaser will become the sole shareholder of the Targets and as a result, assume all assets and liabilities of all the subsidiaries and VIE entities owned or controlled by the Targets. The Company believes that the Disposition will not have a significant, material impact on the Company’s consolidated financial statements.

The closing of the Disposition is subject to certain closing conditions including the payment of the Purchase Price, the receipt of a fairness opinion from Access Partner Consultancy & Appraisals and the approval of the Company’s shareholders.

The Disposition was approved by the board of directors (the “Board”) of the Company.

Below is the Company’s structure chart before the completion of the Disposition.

Below will be the Company’s structure chart after the completion of the Disposition.

Merger Agreement

On November 1, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NFT Limited (“NFT”), a Cayman Islands exempt company and a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, among other things, the Company will merge with and into NFT, with NFT continuing as the surviving entity (the “Redomicile”). The Redomicile will become effective at such time on the closing date as the certificate of merger is duly filed with the Secretary of State of the State of Delaware or at such other time specified in the Certificate of Merger (the “Effective Time”).

From and after the Effective Time, each share of the Company’s stock, either common stock or preferred stock issued and outstanding prior to the Effective Time (excluding certain excluding shares and dissenting shares, if any) will be automatically converted into Class A Ordinary Shares of NFT on pro rata basis. Each share of NFT stock held immediately prior to the Effective Time by the Company will be automatically cancelled and no payment will be made with respect thereto.

The closing of the Redomicile is subject to the satisfaction or waiver of customary conditions by the respective parties, including the approval of the Merger Agreement and the contemplated transactions by the Company’s shareholders.

The Redomicile was approved by the Board of the Company.

As disclosed on Takung Art Co., Ltd.’s (the “Company”) Current Report on Form 8-K (the “Form 8-K”) filed on August 24, 2022, the Company entered into certain securities purchase agreement, dated June 27, 2022, as amended on July 27, 2022 (the “SPA”), with certain “non-U.S. Persons” (the “Purchasers”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the SPA, the Company agreed to issue 10,380,623 units for a per unit price of $2.89 (the “Units”). Each Unit consists of one share of the common stock of the Company, par value $0.001 per share (the “Common Stock”) and a warrant to purchase two shares of Common Stock.

The issuance and sale of the Units is exempted from the registration requirement of the Securities Act pursuant to Regulation S promulgated thereunder.

The transaction contemplated by the SPA was closed on September 13, 2022, as all the closing conditions have been satisfied.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous independent registered public accounting firm

On May 4, 2022, the Audit Committee of the Board of Directors of the Company dismissed WWC, P.C. (“WWC”) as the Company’s independent registered public accounting firm, effective May 4, 2022.

For the fiscal year ended December 31, 2021, WWC’s audit reports on the Company’s financial statements contained an emphasis of a matter for going concern, but otherwise did not contain any adverse opinion or disclaimer of opinion, nor was it qualified as to audit scope or accounting principles.

During the fiscal year ended December 31, 2021 and any subsequent interim period through the date of dismissal, May 4, 2022, (i) there were no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and WWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to WWC’s satisfaction, would have caused WWC to make reference in connection with WWC’s opinion to the subject matter of the disagreement; and (ii) except for the matter relating to internal control over financial reporting described below, there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On May 4, 2022, the Audit Committee approved the appointment of Assentsure PAC (“Assentsure”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the fiscal year ending December 31, 2022, effective May 4, 2022.

During the two most recent fiscal years and through May 4, 2022, the Company has not consulted with Assentsure regarding (1) any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, or (2) any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Kuangtao Wang, the Company’s Chief Executive Officer (“CEO”), and Jianguang Qian, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2022, the Company’s internal control over financial reporting was all over effective, however in some aspects of Information Technology working environment, weakness of internal control over financial reporting has been identified, for example, there is no clear segregation of duties for incompatible roles. One employee is responsible for both the operating system and database maintenance. No separation of function may compromise the effectiveness of internal control procedures.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company’s internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not made any changes in internal controls over financial reporting during the year ended December 31, 2022.

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

The following table sets forth certain information concerning our directors and executive officer:

Name	Age	Position
Kuangtao Wang	45	Chief Executive Officer and Chairman
Jianguang Qian	39	Chief Financial Officer
Doug Buerger	65	Director
Guisuo Lu	60	Director
Ronggang (Jonathan) Zhang	60	Director

The following is a summary of the biographical information of our directors and officers:

Kuangtao Wang was appointed as our Co-Chief Executive Officer on January 4, 2022 and as the chairman of the board of directors on August 1, 2022. Mr. Wang is a veteran businessman in the art exchange industry. He has been in the art exchange business as general manager of Yongbao Culture and Media Co. Ltd in China since 2007 and he founded an offline art exchange platform. Mr. Wang has extensive experience in business management and an in-depth understanding and vision for the non-fungible token industry. Mr. Wang graduated from Beijing International Business Administration Institute in 2012 with a bachelor’s degree.

Jianguang Qian was appointed as our Chief Financial Officer on January 5, 2022. He has over 15 years of financial management experience in manufacturing, engineering, internet and internet plus enterprises. He is proficient in finance, taxation, financing and financial information management. He has large-scale financial department management experience and cross-functional team management experience. He has served as an independent director of C-Link Squared Limited since August 2022 . From June 2018 to June 2020, he was a financial director of the Shared Accounting Center of Lv Ma Ma, a listed company on the National Equities Exchange and Quotations in China. He was responsible for Lv Ma Ma ’s accounting and taxation, and had a team of 70 subordinates; he was also in charge of supervising the proposed listing of Lv Ma Ma in Hong Kong, as well as investor relations. He was also responsible for the establishment of and IT transformation of the business finance system of Lv Ma Ma. From April 2013 to July 2014, he worked as the head of finance at Minmetalscondo Co, Ltd, an affiliated company of Minmetals Land (HKG: 0230). In addition, Jianguang Qian served as the Chief Financial Officer during the working period of Merit-link. He was in charge of the business process reengineering of Merit-link, the innovation and financial empowerment of the industrial internet business, and took the lead in the financing and listing of Merit-link. During his tenure as the Chief Financial Officer of Youland Group from November 2014 to June 2018, Jianguang Qian’s responsibilities included has financial management, financial and operational analysis and internal audit responsibilities of the Youland Group.

Doug Buerger, is a scientific consultant with experience leading teams in all phases of pharmaceutical and medical device lifecycle development including research, development, manufacturing, business development, quality, clinical, and regulatory. Currently, Mr. Buerger works as a pharmaceutical consultant at Shinkei Therapeutics, coordinating contract development and manufacturing and clinical research services pursuing agency approval and commercialization of CNS therapeutics. From 2012 to 2018, he served as a manager for product development at Hercon Pharmaceuticals, LLC, where he was in charge of coordination of development pipeline, foster innovation mentality and problem-solving skills development in scientific staff personnel, developed and maintained annual departmental budgets. Mr. Buerger received his bachelor’s Bachelor of Science (cum laude) from University of Utah in 1981 and completed his Doctor of Philosophy in materials science & engineering at University of Utah in 1987.

Guisuo Lu, has served as the financial consultant of Shandong Yuntong Commercial Co., Ltd. since March 2020. From October 2013 to March 2020, Mr. Lu served as vice president of Yinsheng Financial Group and Yinsheng Payment Service Co., Ltd. From January 2005 to September 2013, Mr. Lu served in various positions including assistant general manager, deputy general manager and general manager at Terminal Service Center of Unionpay Commercial Co., Ltd., Hebei Branch. Mr. Lu graduated from Hebei Bank School in 1982 and graduated from Hebei Radio and TV University Hengshui Branch in 1988.

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

	Doug Buerger	Ronggang (Jonathan) Zhang	Guisuo Lu
High level of financial literacy		X	X

Extensive knowledge of the Company’s business		X	X

Marketing/Marketing related technology experience	X	X

Relevant Chief Executive/President or like experience	X	X	X

Corporate Governance expertise		X

Doug Buerger

Marketing/Marketing related technology experience - Mr. Buerger is a scientific consultant with experience leading teams in all phases of pharmaceutical and medical device lifecycle development including research, development, manufacturing, business development, quality, clinical, and regulatory.

Relevant Chief Executive/President experience - Mr. Buerger served as a manager for product development at Hercon Pharmaceuticals, LLC, where he was in charge of coordination of development pipeline, foster innovation mentality and problem-solving skills development in scientific staff personnel, developed and maintained annual departmental budgets

Guisuo Lu

High level of financial literacy – Mr. Lu is currently a financial consultant of Shandong Yuntong Commercial Co., LTD. Mr. Lu previously worked at Bank Card Business Department of Industrial and Commercial Bank of China (Hebei Branch) from September 1982 to January 2005.

Extensive knowledge of the Company’s business – Mr. Lu has extensive experience in the fields of block-chain operation including NFT business.

Relevant Chief Executive/President experience – Mr. Lu served as vice president of Yinsheng Financial Group and Yinsheng Payment Service Co., Ltd. from October 2013 to March 2020.

Corporate Governance Expertise – Mr. Lu served as a top management team member with Industrial and Commercial Bank of China.

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

Our Board of Directors has three committees - the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. The Audit Committee currently consists of Guisuo Lu, Ronggang (Jonathan) Zhang and Doug Buerger with Guisuo Lu serving as Chairman. The Compensation Committee currently consists of Guisuo Lu, Ronggang (Jonathan) Zhang and Doug Buerger with Doug Buerger serving as Chairman. The Governance and Nominating Committee (the “Nominating Committee”) currently consists of with Guisuo Lu, Ronggang (Jonathan) Zhang and Doug Buerger with Ronggang (Jonathan) Zhang serving as Chairman.

Our Audit Committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our Board of Directors has determined that Guisuo Lu qualify as audit committee financial experts and have the accounting or financial management expertise as required under NYSE Rule 303A.07(a). Our Board of Directors has also adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.

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

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2022:

Board of Directors	4
Audit Committee	1
Compensation Committee	1
Nominating Committee	1

The above table includes meetings held by means of a conference telephone call and the actions taken by unanimous written consent.

Each director attended at least 80% of the total number of meetings of the Board of Directors and those committees on which he served during the year.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Kuangtao Wang is the Company’s Chairman of Board of Director. We have three independent directors. Mr. Kuangtao Wang is our Chief Executive Officer. Mr. Jianguang Qian is our Chief Financial Officer. They are best situated to serve as our business and industry most capable of identifying strategic priorities and executing our business strategy. We believe that this leadership structure has served the Company well. The Board’s role in the risk oversight of the Company includes, among other things:

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2022, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, save that one officer who filed an erroneous report, which has since been rectified.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Takung Art Co., Ltd and its subsidiaries, Hong Kong Takung Art Company Limited, Hong Kong MQ Group Limited, NFT Digital, NFT Exchange and Metaverse HK in the fiscal years ended December 31, 2022 and 2021 in their capacity as such officers.

Summary Compensation Table

Name & Principal Position	Fiscal Year	Base Compensation (annual, unless otherwise noted)	Bonus		Share Award	Total Annual
Kuangtao Wang[1]	2022	$180,000		-	-		$180,000
Chief Executive Officer	2021	$-		-	-		$-

Kwok Leung Paul Li2	2022	$-		$-	$-	$
Former Chief Executive Officer	2021	$55,452		$-	765,000		$820,452

Jianguang Qian[3]	2022	$60,000		$-	-		$60,000
Chief Financial Officer	2021	$-		$-	-		$-

Zhihua Yang[4]	2022	$-		$-	-		$-
Former Chief Executive Officer	2021	$43,947		$-	-		$43,947

Jing Wang[5]	2022	$-		$-	-		$-
Former Chief Financial Officer	2021	$21,915		$-	-		$21,915

Tracy Chui-Kam Ng6	2022	$-		$-	-		$-
Former Chief Financial Officer	2021	-	$		$-	$

Leung Wing Yan[7]	2022	$-		$-	-		$-
Former Chief Financial Officer	2021	$-		$-	-		$-

Zhirong Li8	2022	$9,000		$-	-		$9,000
Former Chief Financial Officer	2021	$-			$-	$

(1)	Mr. Wang was appointed as our Co-Chief Executive Officer on January 4, 2022.

(2)	Mr. Li was appointed as our Chief Executive Officer on July 20, 2021. He received restricted share-based 150,000 share ($765,000) awards on November 30, 2021. The Company terminated the employment agreement with Mr. Li on April 14, 2023.

(3)	Mr. Qian was appointed as our Chief Financial Officer on January 5, 2022. Mr. Qian will receive an annual base salary of $60,000 and discretionary share compensation of up to $35,000 per year for his services as Chief Financial Officer

(4)	Ms. Yang was appointed as our Chief Executive Officer September 22, 2020 and resigned on July 20, 2021.

(5)	Ms. Wang was appointed as our Chief Financial Officer on May 26, 2020.and resigned on June 1, 2021.

(6)	Ms. Ng was appointed as our Chief Financial Officer on June 1, 2021 and resigned on September 30, 2021

(7)	Ms. Yan was appointed as our Chief Financial Officer on September 30, 2021 and resigned on December 3, 2021

(8)	Ms. Li was appointed as our Chief Financial Officer on December 3, 2021 and resigned on January 5, 2022

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

Compensation of Directors

The following table sets forth the compensation received by our directors in fiscal years of 2022 and 2021 in their capacity as directors.

Name and Principal Position	Year	Fee earned or paid in Cash ($)	Base Compensation and bonus ($)		Share Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred	All Other Compensation ($)	Total ($)
Xiaoyu Zhang[1]	2022	-		$-	-	-	-	-	-		$-
Former Director	2021	-		$10,000	163,920	-	-	-	-		$173,920

Kuangtao Wang[2]	2022			$180,000	-	-	-	-	-		$180,000
Director and Chairman	2021			$-	-	-	-	-	-		$-
				-	-	-	-	-	-		-
Doug Buerger	2022			$-	-	-	-	-	-		$-
Director	2021			$-	-	-	-	-	-		$-
				$-	-	-	-	-	-		$-
Ronggang (Jonathan) Zhang[3]	2022	-		$-	-	-	-	-	-		$-
Director	2021	-		$-	-	-	-	-	-		$-

Guisuo Lu4	2022	-		$-	-	-	-	-	-		$-
Director	2021		$							$

Tak Ching (Anthony) Poon[5]	2022	-		$-	-	-	-	-	-		$-
Former Director	2021	-		$-	-	-	-	-	-		$-

Jiangping (Gary)[6] Xiao	2022	-		$-	-	-	-	-	-		$183,920
Former Director	2021	-		$20,000	163,920	-	-	-	183,920		$183,920

Li Lv7	2022	-		$-	-	-	-	-	-		$112,450
Former Director	2021	-		10,000	102,450	-	-	-	112,450		$112,450

(1)	Ms. Xiaoyu Zhang was appointed director and Chairperson of the board of directors since November 19, 2018. She received 8,000 share ($163,920) awards for the years ended December 31, 2021 and no share awards on December 31, 2020.

(2)	Mr. Kuangtao Wang was appointed as Chairman of the board of directors on August 1, 2022.

(3)	Mr. Ronggang (Jonathan) Zhang was appointed as director of the board of directors on December 3, 2021. He received no share awards for the years ended December 31, 2022.

(4)	Mr. Guisuo Lu was appointed as director of the board of directors on August 1, 2022.

(5)	Mr. Tak Ching (Anthony) Poon was appointed director of the board of directors on November 24, 2021 and resigned on August 24, 2022. He received no share awards for the years ended December 31, 2022.

(6)	Mr. Jianping (Gary) Xiao joined the board of directors on July 8, 2019 and resigned on November 12, 2021.

(7)	Ms. Li Lv joined the board of directors on July 8, 2019 and resigned on December 3, 2021.

Option Grants Table

During the years ended December 31, 2022 and 2021, the Company did not grant new share options under the 2015 Plan respectively.

Outstanding Equity Awards at Fiscal Year-End

During the year ended December 31, 2021, Nil restricted share-based awards were granted. Each of the awards is subject to service-based vesting restrictions. The total unvested restricted shares Nil shares as of December 31, 2021.

During the year ended December 31, 2022, none of any outstanding Equity Awards were granted to employees, directors & officers, or consultants or any third parties.

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

There was no share option awarded and vested during the fiscal year ended December 31, 2022.

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

On December 28, 2021, our shareholders have approved an amended 2015 Incentive Stock Plan to increase the total number of shares authorized for issuance under the 2015 Incentive Stock Plan by 1,166,745 shares from 1,537,000 shares to 2,703,745 shares of common stock.

As of the date of this report, the total number of shares reserved and available for delivery in connection with awards under the amended 2015 Incentive Stock Plan are 41,832.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	-	-	41,832
Totals	-	-	41,832

The Company granted 431,525 stock options during 2016. The exercise price of share options ranged from $2.91 to $3.65 and the requisite service period ranged from two to five years.

0 share options have been vested during the fiscal year ended December 31, 2022. 56,000 and 5,065 stock options were exercised on April 12, 2021 and May 25, 2021, respectively. As a result of the exercise, 61,065 shares of common stock were issued. The remaining 61,065 share options were unexercised and expired in the year ended December 31, 2022.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of April 12, 2023.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Takung Art Co., Ltd, Room 709, Tower 2, Admiralty Centre, 18 Harcourt Rd, Admiralty, Hong Kong.

		Number of Shares	Percentage Ownership of Shares of
Beneficial Ownership	Title of Class	Beneficially Owned(1)	Common Share
Owner of more than 5% of Class

Jian Xiao	Common Stock	3,000,000	8.6%

CEDE & CO	Common Stock	10 930,162	31.2%

Directors and Officers

Kuangtao Wang	Common Stock
Jianguang Qian	Common Stock	-	*
Doug Buerger	Common Stock	-	*
Guisuo Lu	Common Stock	-	*
Ronggang (Jonathan) Zhang	Common Stock	-	*
All Officers and Directors (Five persons)		-	*

*	Less than one percent (1%) of the issued and outstanding shares of common stock as of March 31, 2023.

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 12, 2023, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 12, 2023 (34,991,886), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred share and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	The address for Jian Xiao is Room 1105,Wing On House No. 62 Mody Road, Tsim Sha Tsui, Kowloon 999077 Hong Kong.

(3)	The address for CEDE&CO is PO BOX 20, Bowling Green Station, NewYork, NY 10014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than five percent of our outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect our company since the beginning of 2022.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Doug Buerger, Guisuo Lu and Ronggang (Jonathan) Zhang are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Secured Loan Agreements

On September 16, 2019, Hong Kong Takung entered into an interest-free loan agreement (the “HK Dollar Working Capital Loan”) with Mr. Shuhai Li (“Li”), former legal representative of Tianjin Takung, for an amount of $6,448,784 (HK$50,000,000). The purpose of the loan is to provide Hong Kong Takung with sufficient Hong Kong Dollar-denominated currency to meet its working capital requirements with the maturity date of the loan as May 15, 2020. On May 15, 2020, Hong Kong Takung entered into an extension agreement with Li to extend the HK Dollar Working Capital Loan with a due date on May 15, 2021. On May 29, 2020, Li transferred this loan to Jing Wang (“Wang”), our former Chief Financial Officer with the same extended maturity date.

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

Lease Agreements

The Company leases approximately 400 square feet of office space at Office Q, 11th Floor, Kings Wing Plaza 2, No. 1 Kwan Street, New Territories, Hong Kong, for a lease term of 1 year starting from October 10, 2022, with an annual rent of US$10,000.

Consulting Agreements

On August 1, 2019, the Company has engaged Chun Hin Leslie Chow as an external consultant after his resignation as the Company’s Chief Executive Officer and accrued a monthly service fee of $11,398 (HK$88,400). The service agreement is renewable annually. The agreement was renewed on August 1, 2021 with a monthly service fee of $10,290 (HK$80,000). The service agreement expired in 2022 and was not renewed.

On September 16, 2020, the Company engaged Fang Mu as an external consultant after her resignation as the Company’s Chief Executive Officer and accrued a monthly service fee of $5,157 (HK$40,000) with an expiration date on September 15, 2021. The service agreement is renewable annually. The agreement was renewed on September 16, 2021 with a monthly service fee of $10,290 (HK$80,000). The service agreement expired in 2022 and was not renewed.

No other significant consulting arrangements were signed from April 1, 2022 onwards

Item 14. Principal Accounting Fees and Services.

On May 4, 2022, Assentsure PAC (“Assentsure”) was appointed as the new independent registered public accounting firm. Simultaneously with the appointment of Assentsure, on May 4, 2022, WWC, P.C. (“WWC”) was dismissed as the independent registered public accounting firm for the Company.

Audit Fees

We incurred approximately $230,000 for professional services rendered by our former registered independent public accounting firm, WWC for the review of the Company in the fiscal year 2021.

We incurred approximately $ nil for professional services rendered by our current registered independent public accounting firm, Assentsure, for the audit of the Company in the fiscal year 2021.

We incurred approximately $251,750  for professional services rendered by our current registered independent public accounting firm, Assentsure, for the audit of the Company in the fiscal year 2022.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2022 and 2021.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2022 and 2021.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2022 and 2021.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation (1)
3.4	Certificate of Amendment of the Certificate of Incorporation (1)
3.5	Certificate of Amendment (2)
3.6	Certificate of Amendment (3)
3.7	Certificate of Amendment (5)
3.8	Certificate of Incorporation of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd. (4)
3.9	Articles of Association of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd. (4)
4.1	Takung Art Co., Ltd 2015 Incentive Share Plan (6)
4.2	Description of Securities (12)
4.3	Form of Warrant (18)
10.1	Share Exchange Agreement dated September 23, 2014, by and among Cardigant Medical Inc., HongKong Takung Assets and Equity Artworks Exchange Co., Ltd., and the shareholders of HongKong Takung Assets and Equity Artworks Exchange Co., Ltd.(4)
10.2	Tenancy Agreement dated December 15, 2020 by and between International Collections Limited and Hong Kong Takung Art Company Limited (13)
10.3	Co-Owner Agreement (4)
10.4	Provisional Rules Governing the Trading in Artwork Units (4)
10.5	Provisional Rules Governing the Offering and Listing of Artwork Units(4)
10.6	Market Entry Agreement of Traders (4)
10.7	Provisional Administrative Measures Governing the Registration and Clearing of Artwork Units(4)
10.8	Order Form with China Telecom Global Limited(4)
10.9	Subscription Agreement (8)
10.10	[Reserved]
10.11	Employment Agreement between Mr. Jehn Ming Lim and Hong Kong Takung Art Company Limited dated February 18, 2019. (10)
10.12	Lease Agreement between The Shaw Foundation Hong Kong Limited and Hong Kong Takung Art Company Limited dated January 25, 2019. (11)
10.13
10.14	Loan Agreement dated June 13, 2019 by and between Friend Sourcing Ltd. and Hong Kong Takung Art Company Limited (13)
10.15	Loan Agreement dated June 13, 2019 by and among Takung Cultural Development (Tianjin) Co., Ltd., Chongqing Aoge Import and Export Co., Ltd. and Wang Daquan (13)
10.16	Loan Extension Agreement dated September 30, 2020 by and between Friend Sourcing Ltd. and Hong Kong Takung Art Company Limited (13)
10.17	Loan Extension Agreement dated September 30, 2020 by and between Takung Cultural Development (Tianjin) Co., Ltd. and Chongqing Aoge Import and Export Co., Ltd. (13)
10.18	Securities Purchase Agreement, dated May 28, 2021, by and between Takung Art Co., Ltd. and Cultural Objects Provenance Holdings Limited (14)
10.19	Form of the Securities Purchase Agreement (15)
10.20	Form of the Registration Rights Agreement (15)
10.21	Engagement Letter by and between the Company and Maxim dated April 28, 2021 (15)
10.22	Amendment to the Securities Purchase Agreement, dated August 212, 2021, by and between Takung Art Co., Ltd and Cultural Objects Provenance Holdings Limited (16)
10.23	Form of Securities Purchase Agreement (17)
10.24	Form of Amended and Restated Securities Purchase Agreement (18)
10.25	Form of Securities Purchase Agreement (7)
10.26	Form of Amended and Restated Securities Purchase Agreement (9)
10.27	Form of Amended Warrant (22)
10.28	Share Purchase Agreement by and among Fecundity Capital Investment Co., Ltd., Hong Kong Takung Art Company Limited, Hong Kong MQ Group Limited and Takung Art Co., Ltd., dated November 1, 2022 (19)
10.29	Amendment to the Share Purchase Agreement by and among the Company, Fecundity Capital Investment Co., Ltd., Hong Kong Takung Art Company Limited, Hong Kong MQ Group Limited and Takung Art Co., Ltd., dated December 9, 2022 (20)
10.30	Agreement and Plan of Merger by and between Takung Art Co., Ltd. and NFT Limited, dated November 1, 2022 (19)
16.1	Letter from WWC, P.C. to the Securities and Exchange Commission (21)

21.1	List of Subsidiaries *
23.1	Consent of WWC, P.C. *
23.2	Consent of Assentsure PAC *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

(4)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on October 22, 2014.

(5)	Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on August 12, 2015.

(6)	Incorporated herein by reference to Exhibit 4.1 to our registration statement on Form S-8 filed with the SEC on August 27, 2015.

(7)	Incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 28, 2022.

(8)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 17, 2015.

(9)	Incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 29, 2022.

(10)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on February 19, 2019.

(11)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on April 16, 2019.

(12)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on May 8, 2020.

(13)	Incorporated herein by reference to the exhibits to our annual report on Form 10-K filed with the SEC on March 31, 2021.
(14)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on June 1, 2021.
(15)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on July 13, 2021.
(16)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on September 15, 2021.
(17)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on February 23, 2022.
(18)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on March 25, 2022.

(19)	Incorporated herein by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 7, 2022.

(20)	Incorporated herein by reference to the Exhibit 10.3 to our current report on Form 8-K filed with the SEC on December 9, 2022.

(21)	Incorporated herein by reference to the Exhibit 16.1 to our current report on Form 8-K filed with the SEC on May 9, 2022.

(22)	Incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on August 30, 2022.

*	Filed herewith

**	Furnish herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAKUNG ART CO., LTD

April 17, 2023	By:	/s/ Kuangtao Wang
Kuangtao Wang
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kuangtao Wang	Chief Executive Officer	April 17, 2023
Kuangtao Wang	(Principal Executive Officer)

/s/ Jianguang Qian	Chief Financial Officer	April 17, 2023
Jianguang Qian	(Principal Financial and Accounting Officer)

/s/ Doug Buerger	Director	April 17, 2023
Doug Buerger

/s/ Guisuo Lu	Director	April 17, 2023
Guisuo Lu

/s/ Ronggang (Jonathan) Zhang	Director	April 17, 2023
Ronggang (Jonathan) Zhang