Form 10-K/A
period 2022-12-31
Takung Art Co., Ltd
filed 2023-05-24
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

The number of shares of common stock, par value $0.001 outstanding as of March 31, 2023 is 34,991,886

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

Takung Art Co., Ltd. (the “Company’) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Original Filing”) to clarify and to amend the operating expenses and translation reserves arising from administrative lapses which affect Part II Item 7 and Item 8.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

Except as described in this Explanatory Note, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which may have taken place at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

The following sections of this Form 10-K/A contain information that has been amended where necessary to reflect the above-referenced changes to the Original Filing.

Part II Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II Item 8.	Financial Statements and Supplementary Data.

ii

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

iii

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

NFT Exchange Limited (“NFT Exchange”) was incorporated in Wyoming under the name “NFT Exchange Limited” on January 7, 2022 and is wholly owned by Takung. On March 31, 2022, the registered name was changed to “NFT Exchange Limited. This entity facilitates the business and operation of the new NFT exchange market.

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

Although the audit report included in this annual report is prepared by U.S. auditors who are currently inspected by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by auditors inspected by the PCAOB and, as such, in the future investors may be deprived of the benefits of such inspection. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act (the “HFCA Act”) if the SEC subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely, and as a result, U.S. national securities exchanges, such as NYSE American, may determine to delist our securities. Furthermore, on December 29, 2022, the Consolidated Appropriations Act, was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to AHFCAA, which reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

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

Results of Operations

For the years ended December 31, 2022 and 2021

The following tables set forth our consolidated statements of operations data:

	For the year ended December 31
	2022	2021	Variance
Revenue
Commission	$3,403,536	$-	3,403,536
Consultancy fee	-	120,000	(120,000)
Revenue	3,403,536	120,000	3,283,536
Cost of revenue	(782,790)	-	(782,790)
Gross profit	2,620,746	120,000	2,500,746
General and administrative expenses	(3,100,810)	(13,565,548)	10,464,738
Non-marketable investment impairment	(9,296,754)	(1,333,506)	(7,963,248)
Gain on extinguishment of debt	-	1,331,191	(1,331,191)
Total operating expenses	(12,397,564)	(13,567,863)	1,170,299
Loss from continuing operations	(9,776,818)	(13,447,863)	3,671,045
Total other (expense) income	1,186	(93)	1,279
Loss before income taxes	(9,775,632)	(13,447,956)	3,672,324
Income tax expense	255,805	-	255,805
Net loss from continuing operations	(10,031,437)	(13,447,956)	3,416,519
Net loss from discontinued operations	(322,075)	(16,625,555)	(16,303,480)
Net loss	$(10,353,512)	$(30,073,511)	19,719,999

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

Operating Expenses

General and administrative expenses for the continuing operations were $3,100,810 for the year ended December 31, 2022, compared to $13,565,548 for the year ended December 31, 2021 with a decline by $10,464,738.

General and administrative expenses from the discontinued operations were $323,772 for the year ended December 31, 2022 compared to nil  for the same period in 2021, with an increase by $323,772. During 2021, Hong Kong Takung lost its control over the operation of Tianjin Takung and the assets, liabilities and results of operations of Tianjin Takung was deconsolidated.

The following table sets forth the main components of our operating expenses of our continuing operations and for discontinued operations for the years ended December 31, 2022 and 2021. Amounts for the year ended December 31, 2021 had been reclassified due to the deconsolidation of Tianjin Takung.

	For the year ended December 31, 2022		For the year ended December 31, 2021
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	1,507,231	11.8%	97,234	0.6%
Office, insurance and rental expenses	248,124	2.0%	304,890	1.8%
Legal and professional fees	728,089	5.7%	1,028,884	6.2%
Consultancy fee	408,555	3.2%	216,141	1.3%
Depreciation expenses	1,395	0.0%	117	0.0%
Traveling and accommodation expenses	-	0.0%	28	0.0%
Share-based compensation	-	0.0%	10,881,967	65.7%
Non-marketable Investment impairment	9,296,754	73.1%	-	0.0%
Others	207,416	1.6%	1,036,287	6.3%
Total operating expenses-continuing operations	12,397,564	97.5%	13,565,548	81.9%
Total operating expenses-discontinued operations	323,772	2.5%	2,990,228	18.1%
Total	$12,721,336	100.0%	$16,555,776	100.0%

The continuing operation also incurred a total of $nil in selling expenses from its continuing operations for the years ended December 31, 2022 and 2021, respectively.

Other (expenses) income

Other income  from the continuing operations for the year ended December 31, 2022 was $1,186   compared to other expenses $93 for the same period in 2021.

Loss before income taxes

Our continuing operations incurred loss before income taxes $9,775,632 and $13,447,956 for the years ended December 31, 2022 and 2021, respectively. Loss before income taxes of our continuing operations was significantly higher in 2021 as we incurred a higher share-based compensation in 2021.

Loss before tax from discontinued operations is $322,075 for the year ended December 31, 2022 while $16,113,160 in the same period in 2021

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

The income tax expense from the continuing operations for the years ended December 31, 2022 and 2021 were $255,805 and nil.

The income tax expense from the discontinued operations for the years ended December 31, 2022 and 2021 were nil and $512,395, respectively.

Net Loss

As a result of our operations aforementioned, our net losses after income taxes for continuing operations for the years ended December 31, 2022 and 2021 were $10,031,437 and $13,447,956, respectively.

Our discontinued operations incurred net loss $322,075 for the year ended December 31, 2022 while net loss after income tax $16,625,555 for the year ended December 31, 2021.

Foreign currency translation profit and loss

We had a foreign currency translation loss for the years ended December 31, 2022 and 2021 of $16,397 and $13,059, respectively.

Comprehensive loss

As a result of the above, we posted a comprehensive loss of $10,369,909 and $30,086,570 for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	For the years ended December 31
	2022	2021
Net cash provided by/(used in) operating activities-continuing operations	$4,448,214	$(3,188,435)
Net cash used in operating activities- discontinued operations	(368,907)	(12,923,713)
	4,079,307	(16,112,148)

Net cash provided by/(used in) investing activities- continuing operations	1,401	(507,024)
Net cash provided by/(used in) investing activities- discontinued operations	127,805	(457)
	129,206	(507,481)

Proceeds from a short-term borrowing from a third party	1,550,000	-
Net cash provided by financing activities-continuing operations	60,000,007	5,180,485
Net cash provided by financing activities-discontinued operations		-
	61,550,007	5,180,485

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	(2,337)	(13,061)
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	(643)	(548,845)
	560,759	(561,906)

Net increase in cash and cash equivalents - continuing operations	65,997,284	1,471,965
Net decrease in cash and cash equivalents and restricted cash - discontinued operations	(241,745)	(13,473,015)
	65,755,540	(12,001,050)

Cash and cash equivalents, beginning balance - continuing operations	1,503,153	31,188
Cash and cash equivalents and restricted cash, beginning balance- discontinued operations	338,542	13,811,557
	1,841,695	13,842,745

Cash and cash equivalents and restricted cash, ending balance - discontinued operations	$67,500,438	$1,503,153
Cash and cash equivalents and restricted cash, ending balance - discontinued operations	96,797	338,542
	67,597,235	1,841,695

Sources of Liquidity

The cash and cash equivalent balance from the continuing operations as of December 31, 2022 was $64,794,688.

During the year ended December 31, 2022, net cash used in operating activities from operating activities was $4,448,214 which predominantly related to the net loss from the continuing operations, $10,031,437. The investing cash outflow from the continuing operations totaled $1,401. The financing cash inflows from continuing operations totaled $61,550,007.

The cash and cash equivalent balance from the discontinued operations as of December 31, 2022 was $96,797. Out of this amount, we had $755,160, denominated in HK$ in Hong Kong financial institutions.

During the year ended December 31, 2022, net cash used in operating activities from discontinued operations was $368,907. Net cash provided by investing activities from discontinued operations was $127,805. There was no cash inflow or outflow from financing activities from our discontinued operations in 2022.

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

As of December 31, 2022, total current liabilities from the continuing operations, $6,643,446, which was related to accrued expenses and other payables 2,131,891, advance from customers 2,705,750，short term borrowings $1,550,000 and tax payable $255,805 of US Takung, NFT exchange and Metaverse HK. Total current liabilities from the discontinued operation, Hong Kong Takung, totaled $8,700,835 which consisted of $2,291,811 in reclass Hong Kong Takung liabilities, $6,409,024 in amount due to related parties.

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

May 22, 2023

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

San Mateo, California

April 24, 2022

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$64,794,688	$1,503,153
Restricted cash	2,705,750	-
Account receivables, net	86,434	120,000
Prepayment and other current assets, net	5,557	169,908
Current assets – discontinued operations	97,258	373,479
Total current assets	67,689,687	2,166,540

Non-current assets
Property and equipment, net	5,482	6,883
Intangible assets	-	140
Non-marketable investment, net	-	9,296,614
Non-current assets – discontinued operations	55,894	183,559
Total non-current assets	61,376	9,487,196
Total assets	$67,751,063	$11,653,736

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$2,131,891	$143,429
Current liabilities – discontinued operations	8,700,835	8,733,624
Advance from customers	2,705,750	-
Short term borrowings from a third party	1,550,000	-
Tax payable	255,805	-
Total current liabilities	15,344,281	8,877,053

Non-current liabilities
Non-current liabilities-discontinued operations	-	-
Total non-current liabilities	-	-

Total liabilities	15,344,281	8,877,053

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 34,991,886 shares issued and outstanding as of December 31, 2022;14,372,353 shares issued and outstanding as of December 31, 2021)	34,992	14,372
Additional paid-in capital	92,526,972	32,547,585
Accumulated deficit	(39,797,696)	(29,444,185)
Accumulated other comprehensive loss	(357,486)	(341,089)
Total shareholders’ equity	52,406,782	2,776,683
Total liabilities and shareholders’ equity	$67,751,063	$11,653,736

The accompanying notes are an integral part of these consolidated financial statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021
Revenue
Commission	$3,403,536	$-
Consultancy fee	-	120,000
Revenue	3,403,536	120,000

Cost of revenue	(782,790)	-
Gross profit	2,620,746	120,000

Operating expenses
General and administrative expenses	(3,100,810)	(13,565,548)
Selling expense	-	-
Non-marketable investment impairment	(9,296,754)	(1,333,506)
Gain on extinguishment of debt	-	1,331,191
Total operating expenses	(12,397,564)	(13,567,863)
Loss from continuing operations	(9,776,818)	(13,447,863)

Other income and expenses:
Other (expenses) income	1,186	(93)
Exchange gain	-	-
Total other (expenses) income	1,186	(93)

Loss before income taxes	(9,775,632)	(13,447,956)

Income tax expense	(255,805)	-

Net loss from continuing operations	(10,031,437)	(13,447,956)

Loss from discontinued operations, net of income taxes:
Loss from discontinued operations	(322,075)	(16,113,160)
Income tax expense	-	(512,395)
Net loss from discontinued operations	(322,075)	(16,625,555)
Net loss	(10,353,512)	(30,073,511)

Foreign currency translation adjustment	(16,397)	(13,059)

Comprehensive loss	$(10,369,909)	$(30,086,570)

Loss from continuing operations per share of common stock – basic	$(0.40)	$(1.09)
Loss from continuing operations per share of common stock – diluted	$(0.40)	$(1.09)
Loss from discontinued operations per share of common stock – basic	$(0.01)	$(1.34)
Loss from discontinued operations per share of common stock – diluted	$(0.01)	$(1.34)

Weighted average number of common stock outstanding – basic	24,793,842	12,383,741
Weighted average number of common stock outstanding – diluted	24,793,842	12,383,741

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in U.S. Dollars except Number of Shares)

	Number of shares	Common Stock	Additional Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2020	11,271,379	$11,271	$6,358,115	$(226,311)	$(328,030)	$5,815,045

Issuance of common stock for restricted share award	3,039,909	3,040	26,005,328	-	-	26,008,368

Stock option exercised	61,065	61	180,424	-	-	180,485
Share-based compensation	-		3,718	-	-	3,718

Net loss from continuing operations	-	-	-	(13,447,956)	-	(13,447,956)

Net income from discontinued operations	-	-	-	(16,625,555)	-	(16,625,555)

Deconsolidation of subsidiary	-	-	-	855,637	-	855,637
Foreign currency translation adjustment	-	-	-	-	(13,059)	(13,059)

Balance, December 31, 2021	14,372,353	14,372	32,547,585	(29,444,185)	(341,089)	2,776,683

Private placement	20,619,533	20,620	59,979,387	-	-	60,000,007
Net loss from continuing operations	-	-	-	(10,031,437)	-	(10,031,437)

Net loss from discontinued operations	-	-	-	(322,075)	-	(322,075)

Foreign currency translation adjustment	-	-	-	-	(16,397)	(16,397)

Balance, December 31, 2022	34,991,886	$34,992	$92,526,972	$(39,797,696)	$(357,486)	$52,406,782

The accompanying notes are an integral part of these consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net loss from continuing operations	$(10,031,437)	$(13,447,956)
Net loss from discontinued operations	(322,075)	(16,625,555)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,395	117
Changes in exchange rate	(13,417)	(612,639)
Bad provision	8,484	-
Share-based compensation	-	10,881,967
Gain on extinguishment of debts	-	(1,331,191)
Non-marketable investment impairment	9,296,754	1,333,506
Changes in operating assets and liabilities (decrease) increase in:
Prepayment and deposits	164,351	(5,557)
Other non-current assets	-	(22,101)
Account receivables	25,082	(120,000)
Accrued expenses and other payables	2,291,252	135,419
Advances from customer	2,705,750	-
Net cash provided by/(used in) operating activities-continuing operations	4,448,214	(3,188,435)
Net cash used in operating activities-discontinued operations	(368,907)	(12,923,713)
Net cash provided by/(used in) operating activities	4,079,307	(16,112,148)

Cash flows from investing activities:
Purchase of property and equipment	1,401	(7,024)
Purchase of a non-marketable investment	-	(500,000)
Net cash provided by/(used in) investing activities-continuing operations	1,401	(507,024)
Net cash provided by/(used in) investing activities-discontinued operations	127,805	(457)
Net cash provided by/(used in) investing activities	129,206	(507,481)

Cash flows from financing activities:
Proceeds from a short-term borrowing from a third party	1,550,000	-
Proceeds from stock option exercised	-	180,485
Proceeds from a private placement	60,000,007	5,000,000
Net cash provided by financing activities-continuing operations	61,550,007	5,180,485
Net cash provided by financing activities-discontinued operations	-	-
Net cash provided by financing activities	61,550,007	5,180,485

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	(2,337)	(13,061)
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	(643)	(548,845)
	(2,980)	(561,906)

Net change in cash and cash equivalents, and restricted cash from continuing operations	65,997,285	1,471,965
Net change in cash and cash equivalents, and restricted cash from discontinued operations	(241,745)	(13,473,015)
	65,755,540	(12,001,050)

Cash and cash equivalents, and restricted cash beginning balance from continuing operations	1,503,153	31,188
Cash and cash equivalents, and restricted cash beginning balance from discontinued operations	338,542	13,811,557
Cash and cash equivalents, and restricted cash beginning balance	1,841,695	13,842,745

Cash and cash equivalents, and restricted cash ending balance from continuing operations	67,500,438	1,503,153
Cash and cash equivalents, and restricted cash ending balance from discontinued operations	96,797	338,542
Cash and cash equivalents, and restricted cash ending balance	$67,597,235	$1,841,695

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents-continuing operations	$64,794,688	$1,503,153
Restricted cash-continuing operations	2,705,750	-
Total cash and cash equivalents -continuing operations	67,500,438	1,503,153

Cash and cash equivalents-discontinued operations	96,797	338,542
Restricted cash – discontinued operations	-	-
Total cash, cash equivalents and restricted cash – discontinued operations	96,797	338,542

Total cash, cash equivalents, and restricted cash	$67,597,235	$1,841,695

Supplemental cash flows information:
Cash paid for interest-continuing operations	$-	$-
Cash paid for interest-discontinued operations	$-	$86,795
Cash paid for income taxes-continuing operations	$-	$-
Cash paid for income taxes-discontinued operations	$-	$86,137

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

NFT Digitial Technology Limited (“NFT Digital”) was incorporated in Albany, New York on December 13, 2021 and is a wholly-owned subsidiary of Takung. This entity primarily provides administrative and technical supports for the development of NFT projects.

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

On May 28, 2021, Takung entered into a Securities Purchase Agreement (the “SPA”) with Cultural Objects Provenance Holdings Limited (“Cultural Objects”), a British Virgin Islands company with a wholly-owned subsidiary in Hong Kong engaging in an operation of an artwork authentication platform powered by blockchain with global presence in China, Germany and the United States. Takung shall invest in Cultural Objects through paying certain purchase consideration that consists of cash consideration, $500,000 and issuance of 282,000 shares of common stock of Takung in exchange for 54,100 shares of common stock of Cultural Objects and 290,000 unvested restricted shares of common stock of Takung to Cultural Objects in exchange for 32,460 unvested shares of common stock of Cultural Objects.

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

During 2022, we did not record any asset impairments due to the deconsolidation of Tianjin Takung as a result of the loss of control in this entity.

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

Consultancy service fee revenue

In the year of 2021, we recorded a consultancy service fee revenue, $120,000, which was pertinent to providing consultancy services with respect to the strategic utilization of blockchain technology and NFT launch to a third party.

Revenue by customer type

The following table presents the revenue by customer type for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021
Artwork owners	$-	$876,658
Non - VIP traders	3,403,536	2,110,492
VIP traders	-	1,461,038
Corporate advise	-	120,000
Subtotal	3,403,536	4,568,188
Less: Revenue - discontinued operations	-	(4,448,188)
Total	$3,403,536	$120,000

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

The Company has accrued a compensation amount of RMB 408,411 for the year ended December 31, 2022 arising from three settled cases and nine pending cases; none of the pending cases have received any outcome as at April 17, 2023.

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

The carrying value of the assets and liabilities of Tianjin Takung whose operation was suspended as disclosed above which were deconsolidated from the accompanying consolidated financial statements, is both $68,502,804 and $69,455,570 and as of December 31, 2021 and 2022.

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

For the year ended December 31, 2022, we incurred provision for impairment for $10,630,120. For the year ended December 31, 2021, we did not incur any unrealized gain or loss in connection with the non-marketable investment and we incur provision for impairment for $1,333,506.

5. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, the prepaid services for maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

	December 31, 2022	December 31, 2021
Prepaid service fees	$-	$196,497
Deposit	5,557	5,557
Other current assets	-	2,791
Less: allowance for doubtful accounts	-	-
Subtotal	5,557	204,845
Less: Prepayment and other current assets, net – discontinued operations	-	(34,937)
Prepayment and other current assets, net	$5,557	$169,908

For the years ended December 31, 2022 and 2021, the Company did not incur provision for doubtful accounts.

6. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	December 31, 2022	December 31, 2021
Listing fee	$-	$154,771
Consultancy service	94,918	120,000
Less: allowance for doubtful accounts	(8,484)	(154,771)
Subtotal	86,434	120,000
Less: Accounts receivables, net- discontinued operations	-	-
Account receivables, net	$86,434	$120,000

For the year ended December 31, 2022 and 2021, we recognized $8,484 and $154,771, respectively, in provision for doubtful accounts.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Furniture, fixtures and equipment	$63,376	$63,392
Leasehold improvements	23,072	23,078
Computer trading and clearing system	2,430,445	2,429,883
Sub-total	2,516,893	2,516,353
Less: accumulated depreciation	(2,496,135)	(2,428,936)
Subtotal	20,758	87,417
Less: Property and equipment, net – discontinued operations	(15,276)	(80,534)
Property and equipment, net	$5,482	$6,883

8. INTANGIBLE ASSETS

	December 31, 2022	December 31, 2021
Intangible assets	$22,226	$22,372
Less: accumulated amortization	-	-
Subtotal	22,226	22,372
Less: Intangible assets – discontinued operations	(22,226)	(22,232)
Total Intangible assets	$-	$140

9. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2022 and 2021 consisted of:

	December 31, 2022	December 31, 2021
Deposit – non-current	$18,391	$18,396
Prepayment – non-current	-	-
Subtotal	18,391	18,396
Less: Other non-current assets – discontinued operations	(18,391)	(18,396)
Total other non-current assets	$-	$-

10. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of December 31, 2022 and 2021   consisted of:

	December 31,	December 31,
	2022	2021
Accruals for consulting fees	$406,152	$266,304
Accruals for professional fees	-	90,642
Payroll payables	451,800	55,964
Trading and clearing system	-	2,364
Other payables	1,273,939	1,546
Subtotal	2,131,891	416,820
Less: Accrued expenses and other payables- discontinued operations	-	(273,391)
Total accrued expenses and other payables	$2,131,891	$143,429

11. SHORT-TERM BORROWINGS FROM A THIRD PARTY

In July 2019, Hong Kong Takung entered into HKD Loans with Friend Sourcing Ltd (“Friend Sourcing”)   with interest accruing at a rate of 8% per annum. The HKD Loans are to provide Hong Kong Takung with sufficient HKD currency to meet its working capital requirements. Friend Sourcing is a non-related party to the Company. On April 1, 2021, Hong Kong Takung extended the due date of the HKD Loans with Friend Sourcing to July 30, 2021. On August 1, 2021, Hong Kong Takung further extended the financing with Friend Souring to April 1, 2022. An interest payment, $86,795, was made on October 22, 2021.

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

Borrower	Account Name	Lender	Total	Effective Day	Due Day
NFT Exchange Limited	Loan payable	Guohui Li	250,000.00	2022/4/11	2023/4/10
NFT Exchange Limited	Loan payable	Guohui Li	500,000.00	2022/4/27	2023/4/26
NFT Exchange Limited	Loan payable	Guohui Li	500,000.00	2022/8/29	2023/8/28
NFT Exchange Limited	Loan payable	Guohui Li	300,000.00	2022/2/16	2023/2/15
Total			1,550,000.00

The third party by the name of Guohui Li has lent NFT Exchange Limited for the amount of $1,550,000.00.

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

The income tax expense was $255,805 and $512,395 for the years ended December 31, 2022 and 2021, respectively, related primarily to the Company’s subsidiaries located outside of the U.S. The loss before provision for income taxes for the years ended December 31, 2022 and 2021 was as follows:

The income tax provision consists of the following components:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Current:
Federal	$-	$-
State	-	-
Foreign	255,805	-
Total current income tax expenses, continuing operations	255,805	-
Current income tax expenses, discontinued operations	-	-
Total current	$255,805	$-

Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred income tax expenses, continuing operations	-	-
Deferred income tax expenses, discontinued operations	-	512,395
Total deferred	$-	$512,395
Total income tax expense	$255,805	$512,395

A reconciliation between the Company’s actual provision for income taxes is as follow:

Continuing operations

The effective tax rate for the continuing operations was (2.6)% and 0.0%for the years ended December 31, 2022 and 2021, respectively.

	For the year ended December 31, 2022	For the year ended December 31, 2021
Loss before income tax expense	$(9,775,632)	$(13,447,956)
Computed tax benefit with statutory tax rate	(483,828)	(2,824,071)
Impact of different tax rates in other jurisdictions	(96,669)	(1,384)
Tax effect of non-deductible expenses	-	775
Changes in valuation allowance	836,302	2,920,437
Previous years unrecognized tax effects	-	(95,757)
Total income tax expense	$255,805	$-

Discontinued operations

The effective tax rate for the discontinued operations was 0.0% and (3.2)% for the years ended December 31, 2022 and 2021, respectively.

	For the year ended December 31, 2022	For the year ended December 31, 2021
Loss before income tax expense	$(322,075)	$(16,113,160)
Computed tax benefit with statutory tax rate	(67,636)	(3,383,764)
Impact of different tax rates in other jurisdictions	(14,493)	(81,864)
Effect of preferred tax rate	53,142	2,136,292
Tax effect of non-deductible expenses	-	1,370,731
Changes in valuation allowance	28,987	474,442
Previous years unrecognized tax effects	-	(3,442)
Total income tax expense	$-	$512,395

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities are as follows:

Continuing operations

	As of December 31,	As of December 31,
	2022	2021
Deferred tax assets
Tax loss carried forward	$-	$2,506,404
Provision for impairment loss	1,533,964	280,036
Unvested restricted shares	-	444,465
Total deferred tax assets	1,533,964	3,230,905
Less: valuation allowance	(1,533,964)	(3,230,905)
Total Deferred tax assets, net of valuation allowance	-	-

Deferred tax liabilities
Total Deferred tax liabilities	$-	$-
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

Discontinued operations

	As of December 31,	As of December 31,
	2022	2021
Deferred tax assets
Tax loss carried forward	$-	$510,890
Provision for doubtful accounts	-	153,854
PPE, due to difference in depreciation	10,914	2,010
Total deferred tax assets	10,914	666,754
Less: valuation allowance	(10,914)	(666,754)
Total Deferred tax assets, net of valuation allowance	-	-

Deferred tax liabilities
Total Deferred tax liabilities	$-	$-
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	$-

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	December 31, 2022	December 31, 2021
Uncertain tax liabilities, beginning of period, discontinued operations	$-	$101,789
Additions for tax position of current period	-	-
Settlements with tax authority during current year	-	(101,789)
Uncertain tax liabilities, end of period, discontinued operations	$-	$-

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

15. NET LOSS PER SHARE

The computation of the Company’s basic and diluted net loss per share is as follows:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Numerator:
Net loss-continuing operations	$(10,031,437)	$(13,447,956)
Net loss – discontinued operations	(322,075)	(16,625,555)
Total net loss	(10,353,512)	(30,073,511)

Denominator:
Weighted-average shares outstanding-Basic	24,793,842	12,383,741
Stock options and restricted shares	-	-
Weighted-average shares outstanding-Diluted	24,793,842	12,383,741
Loss per share-continuing operations
-Basic	$(0.40)	$(1.09)
-Diluted	$(0.40)	$(1.09)

Loss per share-discontinued operations
-Basic	$(0.01)	$(1.34)
-Diluted	$(0.01)	$(1.34)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

As of December 31, 2022, there were no outstanding stock options and no other securities that would potentially be converted to additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued were excluded from the calculation of diluted net loss per share.

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

The Company did not award any share option during the year of 2022.

The following table sets forth changes in compensation-related restricted share awards during year ended December 31, 2022. The Company uses fair market value of its common stock publicly traded on the date of the grant to determine the fair value of restricted shares. The Company did not award any restricted common stocks to anyone during the year of 2022.

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

Before May 4, 2022, the Company has not consulted with Assentsure regarding (1) any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, or (2) any matter that was the subject of a disagreement or a reportable event described in Items 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The management has identified weaknesses in its financial reporting processes. The filing of 10K/A is attributable to the administrative lapses and inadequate oversight which the management will take remedial actions to rectify it.

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

TAKUNG ART CO., LTD

May 24, 2023	By:	/s/ Kuangtao Wang
Kuangtao Wang
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kuangtao Wang	Chief Executive Officer	May 24, 2023
Kuangtao Wang	(Principal Executive Officer)

/s/ Jianguang Qian	Chief Financial Officer	May 24, 2023
Jianguang Qian	(Principal Financial and Accounting Officer)

/s/ Doug Buerger	Director	May 24, 2023
Doug Buerger

/s/ Guisuo Lu	Director	May 24, 2023
Guisuo Lu

/s/ Ronggang (Jonathan) Zhang	Director	May 24, 2023
Ronggang (Jonathan) Zhang