Form 10-Q
period 2023-03-31
Takung Art Co., Ltd
filed 2023-05-24
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38036

TAKUNG ART CO., LTD

(Exact name of registrant as specified in its charter)

Delaware	26-4731758
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Office Q 11th Floor, Kings Wing Plaza 2, No. 1 Kwan Street, Sha Tin, New Territories, Hong Kong.	999077
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +86-13020144962

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TKAT	NYSE American

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

As of May 24, 2023, 34,991,886 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

TAKUNG ART CO., LTD

FORM 10-Q

i

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	As of March 31,	As of December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65,439,927	$64,794,688
Restricted Cash	3,395,595	2,705,750
Account receivables, net	85,902	86,434
Prepayment and other current assets, net	5,557	5,557
Current assets – discontinued operations	97,415	97,258
Total current assets	69,024,396	67,689,687

Non-current assets
Property and equipment, net	5,100	5,482
Intangible assets	-	-
Non-marketable investment, net	-	-
Non-current assets – discontinued operations	46,666	55,894
Total non-current assets	51,766	61,376
Total assets	$69,076,162	$67,751,063

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$2,646,921	$2,131,891
Advance from customers	3,395,595	2,705,750
Short-term borrowing from a third party	1,750,000	1,550,000
Tax payable	282,157	255,805
Current liabilities – discontinued operations	8,647,562	8,700,835
Total current liabilities	16,722,235	15,344,281

Total liabilities	16,722,235	15,344,281

STOCKHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 34,991,886 shares issued and outstanding as of March 31, 2023;34,991,886 shares issued and outstanding as of December 31, 2022)	34,992	34,992
Additional paid-in capital	92,526,972	92,526,972
Accumulated deficits	(39,848,298)	(39,797,696)
Accumulated other comprehensive loss	(359,739)	(357,486)
Total stockholders’ equity	52,353,927	52,406,782
Total liabilities and stockholders’ equity	$69,076,162	$67,751,063

The accompanying notes are an integral part of these interim condensed consolidated financial statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Three Months Ended
	March 31,	March 31
	2023	2022

Revenue	$699,741	$-

Cost of revenue	(150,930)	-
Gross profit	548,811	-

Operating expenses
General and administrative expenses	(657,343)	(611,475)
Total operating expenses	(657,343)	(611,475)

Loss from continuing operations	(108,532)	(611,475)

Other income and expenses:
Other (expenses) income	93,265	(99)
Total other (expenses) income	93,265	(99)

Loss before income taxes	(15,267)	(611,574)

Income tax expense	(26,352)	-

Net loss from continuing operations	(41,619)	(611,574)

Loss from discontinued operations, net of income taxes:
Loss from discontinued operations	(8,983)	(179,765)
Income tax expense	-	-
Deferred tax benefit	-	-
Net loss from discontinued operations	(8,983)	(179,765)

Net loss	(50,602)	(791,339)

Foreign currency translation adjustment	(2,253)	21,059

Comprehensive loss	$(52,855)	$(770,280)

Loss from continuing operations per share of common stock – basic	$0.001	$(0.043)
Loss from continuing operations per share of common stock – diluted	$0.001	$(0.043)
Loss from discontinued operations per share of common stock – basic	$0.000	$(0.013)
Loss from discontinued operations per share of common stock – diluted	$0.000	$(0.013)

Weighted average number of common stock outstanding – basic	55,611,419	14,372,353
Weighted average number of common stock outstanding – diluted	55,611,419	14,372,353

The accompanying notes are an integral part of these interim condensed consolidated financial statement

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Number	Common	Additional Paid-in	Accumulated	Accumulated other comprehensive
	of shares	stock	capital	deficit	loss	Total
Balance, December 31, 2022	34,991,886	34,992	92,526,972	(39,797,696)	(357,486)	52,406,782
Net loss from continuing operations	-	-	-	(41,619)	-	(41,619)
Net loss from discontinued operations	-	-	-	(8,983)	-	(8,983)
Foreign currency translation adjustment	-	-	-	-	(2,253)	(2,253)
Balance, March 31, 2023	34,991,886	34,992	92,526,972	(39,848,298)	(359,739)	52,353,927

	Number	Common	Additional Paid-in	Accumulated	Accumulated other comprehensive
	of shares	Stock	capital	deficit	loss	Total
Balance, December 31, 2021	14,372,353	$14,372	$32,547,585	$(29,444,185)	$(341,089)	$2,776,683
Net loss from continuing operations	-	-	-	(611,574)	-	(611,574)
Net loss from discontinued operations	-	-	-	(179,765)	-	(179,765)
Foreign currency translation adjustment	-		-	-	21,059	21,059
Balance, March 31, 2022	14,372,353	$14,372	$32,547,585	$(30,235,524)	$(320,030)	$2,006,403

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	Three Months Ended
	March 31,	March 31
	2023	2022
Cash flows from operating activities:
Net loss from continuing operations	$(41,619)	$(611,574)
Net loss from discontinued operations	(8,983)	(179,765)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,245	350
Changes in exchange rate	(1,685)	531
Changes in operating assets and liabilities (decrease) increase in:
Accounts receivable, net	-	-
Prepayment and other current assets	-	66,660
Customer deposits	689,845	2,028,416
Accrued expenses and other payables	488,365	231,814
Net cash provided by operating activities-continuing operations	1,135,255	1,716,197
Net cash used in operating activities-discontinued operations	(87)	(156,101)
Net cash provided by operating activities	1,135,168	1,560,096

Cash flows from investing activities:
Net cash used in investing activities-continuing operations	-	-
Net cash used in investing activities-discontinued operations	-	(1,153)
Net cash used in investing activities	-	(1,153)

Cash flows from financing activities:
Proceeds from a short-term borrowing from a third party	200,000	300,000
Net cash provided by financing activities-continuing operations	200,000	300,000
Net cash provided by financing activities-discontinued operations	-	-
Net cash provided by financing activities	200,000	300,000

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	(170)	42,534
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	(597)	(56,203)
	(767)	(13,669)

Net change in cash and cash equivalents, and restricted cash from continuing operations	1,335,084	2,058,731
Net change in cash and cash equivalents, and restricted cash from discontinued operations	(684)	(213,457)
	1,334,400	1,845,274

Cash and cash equivalents, and restricted cash beginning balance from continuing operations	67,500,438	1,503,153
Cash and cash equivalents, and restricted cash beginning balance from discontinued operations	96,797	338,542
Cash and cash equivalents, and restricted cash beginning balance	67,597,235	1,841,695

Cash and cash equivalents, and restricted cash ending balance from continuing operations	68,835,522	3,561,884
Cash and cash equivalents, and restricted cash ending balance from discontinued operations	96,113	125,085
Cash and cash equivalents, and restricted cash ending balance	$68,931,635	$3,686,969

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents-continuing operations	$65,439,927	$1,533,468
Restricted cash-continuing operations	3,395,595	2,028,416
Total cash, cash equivalents and restricted cash -continuing operations	$68,835,522	$3,561,884

Cash and cash equivalents-discontinued operations	$96,113	$125,085
Restricted cash – discontinued operations	-	-
Total cash, cash equivalents and restricted cash – discontinued operations	$96,113	$125,085

Total cash, cash equivalents, and restricted cash	$68,931,635	$3,686,969

Supplemental cash flows information:
Cash paid for interest-continuing operations	$-	$-
Cash paid for interest-discontinued operations	$-	$-
Cash paid for income taxes-continuing operations	$-	$-
Cash paid for income taxes-discontinued operations	$-	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in U.S. Dollars except Number of Shares)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Takung Art Co., Ltd and Subsidiaries (“Takung”, the “Company”), a Delaware corporation (formerly Cardigant Medical Inc.) through Hong Kong Takung Art Company Limited (“Hong Kong Takung”), a Hong Kong company and its wholly owned subsidiary, operates an electronic online platform located at www.takungae.com for artists, art dealers and art investors to offer and trade in valuable artwork.

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

On August 21, 2021, Takung and Cultural Objects entered to an amendment to the SPA. The amendment provides that the original purchase price was amended to be $500,000 in cash and the issuance of 771,040 restricted shares of common stock of Takung to Cultural Objects in exchange for 54,100 shares of common stock of Cultural Objects, and, subject to the satisfaction of the conditions stipulated in the SPA, the issuance of 787,440 unvested restricted shares of common stock of Takung to Cultural Objects in exchange for 32,460 unvested shares of common stock of Cultural Objects. The cash consideration of $500,000 was paid to Cultural Objects by the end of August 2021. On September 9, 2021, an aggregate amount of 1,558,480 restricted shares of common stock of Takung issued to Cultural Objects in an exchange for an aggregate 86,560 shares of common stock of Cultural Objects. Together with the cash consideration paid $500,000 and the total value of the restricted shares issued to Cultural Objects, $10,130,120, the total value of the investment in Cultural Objects was $10,630,120. As of December 31, 2022 the initial cost of this investment was adjusted to $0 after a further impairment charge, $9,296,614 was recorded (see Note 4).

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

As of March 31 2023, only the operation of Hong Kong Takung was classified as a discontinued operation the same as of December 31, 2021.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation in order to reflect the discontinued operations of Tianjin Takung. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2023 and December 31, 2022.

Comprehensive loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income” and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the three months ended March 31, 2023 and 2022, the Company’s comprehensive loss includes net loss and foreign currency translation adjustment.

Foreign currency translation and transaction

The functional currency of Hong Kong Takung and Hong Kong MQ are the Hong Kong Dollar (“HKD”).

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet’s dates, which is 7.8499 and 7.8015 as of March 31, 2023 and December 31, 2022, respectively; stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rates during the year, which is 7.8389 and 7.8056 for the three months ended March 31, 2023 and 2022, respectively.

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

During the first quarter of 2023, we did not record any asset impairments due to the deconsolidation of Tianjin Takung as a result of the loss of control in this entity since there is no asset impairment during the three months ended March 31, 2023.

Intangible assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of March 31, 2023 and December 31, 2022.

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

Listing fee

The Company recognizes the listing fee revenue at a point in time when the ownership units of the artwork are listed and available for trading on the Company’s system, at an amount of an agreed percentage of the total offering price. The amount is collected from the money raised from the issuance of such units. This applies to the legacy business only if any for the current reporting period.

Commission

The Company generates commission fee from Customers and selected traders for the legacy business and commission fee only for the NFT trading platform’s seller and buyers.

For Customers, the commission is calculated based on a percentage of transaction value of artworks when there is purchase and sale of the ownership shares of the artworks. The commission revenue is recognized at a point in time when each purchase and sale transaction is completed.

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

Revenue by customer type

The following table presents the revenue by customer type from our discontinued operations for the years ended March 31, 2023 and 2022.

	For three months ended March 31,
	2023	2022
Customers	$699,741	$-
Subtotal	699,741	-
Less: Revenue – discontinued operations		-
Total	$699,741	$-

Cost of revenue

In 2022, the Company’s cost of revenue primarily consists of expenses associated with the delivery of its service of our discontinued operations. These include expenses related to the operation of the data centers, such as facility and lease of the server equipment, development and maintenance of the platform system, as well as the cost of insurance, storage and transportation of the artworks. Cost of revenue also includes commission paid to service agent. In 2023, the Company’s cost of revenue primarily consists of Internet service charge due to the new business nature.

	For three months ended March 31,
	2023	2022
Internet service charge	$150,930	$-
Subtotal	150,930	-
Less: Cost of revenue – discontinued operations		-
Total	$150,930	$-

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

The Company’s Hong Kong subsidiary of Metaverse Digital Payment Co., Limited accrued US$26,352 corporate income tax for the year ended March 31, 2023.

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the consolidated statements of operations for the year ended March 31, 2022.

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

Concentration of customers

There were no revenues from customers that individually represent greater than 10% of the total revenues during the three months ended March 31, 2023 and 2022.

Concentration of customer deposits

As of March 31, 2023 and December 31, 2022, there were no traders that individually accounted for greater than 10% of the Company’s total customer deposits.

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

The Company has accrued the amount of RMB 408,411 for the month ended December 31, 2022 arising from three settled cases and nine pending cases; none of the pending cases have received any outcome as at May 22, 2023.

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

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and, based on the above factors, the management has concluded that there is substantial doubt about its ability to continue as a going concern within one year from the issuance date of the Company’s consolidated financial statements. Management’s plan to alleviate the going concern risk includes, but not limited to, (1) equity or debt financing, (2) increasing cash generated from new business model operations, and (3) financing from domestic banks and other financial institutions. The management of the Company has made the following plans to mitigate these adverse conditions and to increase the liquidity of the Company. The Company will be able to divert its resource into the NFT trading business after disposal of the legacy business in art-work trading. The Company through its 100% subsidiary called Metaverse Digital Payment Co., Ltd. is taking full advantages of Hong Kong as the hub of finance center and digital trading center after the Company sets up its operation center in Hong Kong.

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

Management determined that the future undiscounted cash flow was less than the carrying cost of our non-marketable investment and recognized an impairment charge, nil, against our non-marketable investment.

The carrying value is measured as the total initial cost minus impairment.  The carrying value for our non-marketable investment is nil and summarized below:

	March 31,	December 31,
	2023	2022

Total initial cost	$10,630,120	$10,630,120
Cumulative net gain (loss)	-	-
Provision for impairment	(10,630,120)	(10,630,120)
Total carrying value	$-	$-

For the three months ended March 31, 2023, we did not incur any unrealized gain or loss in connection with the non-marketable investment.

5. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, the prepaid services for maintenance of online trading system, the advertising and promotional services, prepaid financial advisory and banking services, as well as other current assets.

	March 31, 2023	December 31, 2022
	(Unaudited)
Prepaid service fees	$-	$-
Deposit	5,557	5,557
Other current assets	-	-
Less: allowance for doubtful accounts	-	-
Subtotal	5,557	5,557
Less: Prepayment and other current assets, net – discontinued operations		-
Prepayment and other current assets, net	$5,557	$5,557

For the three months ended March 31, 2023 and December 31, 2022  , the Company incur no provision for doubtful accounts.

6. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
Consultancy service	$85,902	$94,918
Less: allowance for doubtful accounts	-	(8,484)
Subtotal	85,902	86,434
Less: Accounts receivables, net- discontinued operations	-	-
Account receivables, net	$85,902	$86,434

For the three months ended March 31, 2023 and December 31, 2022, we did incur provision nil and $8,484 for doubtful accounts.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
Furniture, fixtures and equipment	$62,985	$63,376
Leasehold improvements	22,930	23,072
Computer trading and clearing system	2,415,460	2,430,445
Sub-total	2,501,375	2,516,893
Less: accumulated depreciation	(2,489,976)	(2,496,135)
Subtotal	11,399	20,759
Less: Property and equipment, net – discontinued operations	(6,299)	(15,277)
Property and equipment, net	$5,100	$5,482

8. INTANGIBLE ASSETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Intangible assets	$22,226	$22,226
Less: accumulated amortization	-	-
Subtotal	22,226	22,226
Less: Intangible assets – discontinued operations	(22,226)	(22,226)
Total Intangible assets	$-	$-

9. OTHER NON-CURRENT ASSETS

Other non-current assets as of March 31, 2023 and December 31, 2022 consisted of:

	March 31, 2023	December 31, 2022
	(Unaudited)
Deposit – non-current	$18,278	$18,391
Prepayment – non-current	-	-
Subtotal	18,278	18,391
Less: Other non-current assets – discontinued operations	(18,278)	(18,391)
Total other non-current assets	$-	$-

10. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of March 31, 2023 and December 31, 2022 consisted of:

	March 31,	December 31,
	2022	2022
	(Unaudited)
Accruals for consulting fees	$498,152	406,152
Payroll payables	642,900	451,800
Other payables	1,770,008	1,273,939
Subtotal	2,911,060	2,131,891
Less: Accrued expenses and other payables- discontinued operations	(264,139)	-
Total accrued expenses and other payables	$2,646,921	2,131,891

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

The weighted average interest rate of outstanding short-term borrowings was 8% per annum as of March 31, 2023 and December 31, 2022. The fair value of the short-term borrowings approximates their carrying amounts.

Borrower	Account Name	Lender	Total	Effective Day	Due Day
NFT Exchange Limited	Loan payable	Guohui Li	250,000.00	2022/4/11	2023/4/10
NFT Exchange Limited	Loan payable	Guohui Li	500,000.00	2022/4/27	2023/4/26
NFT Exchange Limited	Loan payable	Guohui Li	500,000.00	2022/8/29	2023/8/28
NFT Exchange Limited	Loan payable	Guohui Li	200,000.00	2023/3/29	2024/3/28
NFT Exchange Limited	Loan payable	Guohui Li	300,000.00	2022/2/16	2023/2/15
Total			1,750,000.00

The third party by the name of Guohui Li has lent NFT Exchange Limited for the amount of $1,750,000.00.

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

As of March 31, 2023 and December 31, 2022, the Company in the United States $12,872 and had $11,935,256  in net operating loss carry forwards available to offset future taxable income, respectively. For net operating losses arising after December 31, 2017, the Tax Act limits the Company’s ability to utilize NOL carryforwards to 80% of taxable income and carryforward the NOL indefinitely. NOLs generated prior to January 1, 2018 will not be subject to the taxable income limitation and will begin to expire in 2033 if not utilized.

Hong Kong

Two-tier Profits Tax Rates

The two-tier profits tax rates system was introduced under the Inland Revenue (Amendment)(No.3) Ordinance 2018 (“the Ordinance”) of Hong Kong became effective for the assessment year 2018/2019. Under the two-tier profit tax rates regime, the profits tax rate for the first HKD 2 million (approximately $257,311) of assessable profits of a corporation will be subject to the lowered tax rate, 8.25% while the remaining assessable profits will be subject to the legacy tax rate, 16.5%. The Ordinance only allows one entity within a group of “connected entities” is eligible for the two-tier tax rate benefit. An entity is a connected entity of another entity if (1) one of them has control over the other; (2) both of them are under the control (more than 50% of the issued share capital) of the same entity; (3) in the case of the first entity being a natural person carrying on a sole proprietorship business-the other entity is the same person carrying on another sole proprietorship business. Since Hong Kong Takung, Metaverse Payment and Hong Kong MQ are wholly owned and under the control of Takung U.S, these entities are connected entities. Under the Ordinance, it is an entity’s election to nominate the entity that will be subject to the two-tier profits tax rates on its profits tax return. The election is irrevocable. The Company elected Hong Kong Takung to be subject to the two-tier profits tax rates.

The provision for current income and deferred taxes of Hong Kong Takung has been calculated by applying the new tax rate of 8.25%. Hong Kong MQ and Metaverse Payment apply the original tax rate of 16.5% and 9.2% for its provision for current income and deferred taxes.

As of March 31, 2023 and December 31, 2022, the Company’s subsidiaries in Hong Kong had both nil in net operating loss carry forwards available to offset future taxable income, respectively. These net operating losses will be carryforward indefinitely under Hong Kong Profits Tax regulation.

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

The income tax expense was $(213,004) and $255,805 for the years ended March 31, 2023 and December 31, 2022, respectively, related primarily to the Company’s subsidiaries located outside of the U.S. The loss before provision for income taxes for the years ended March 31, 2023 and December 31, 2022 was as follows:

The income tax provision consists of the following components:

	For three months ended March 31, 2023		For three months ended March 31, 2022
Current:
Federal	$		$-
State			-
Foreign		26,352	-
Total current income tax expense, continuing operations		26,352	-
Current income tax expense, discontinued operations			-
Total current		$26,352	$-

Deferred:			-
Federal	$		$-
State			-
Foreign			-
Total deferred income tax expense, continuing operations			-
Deferred income tax expense, discontinued operations			-
Total deferred	$		$-
Total income tax expense		$26,352	$-

A reconciliation between the Company’s actual provision for income taxes is as follow:

Continuing operations

The effective tax rate for the continuing operations was (0.2)% and 0% for the three months ended March 31, 2023 and 2022, respectively.

	For three months ended March 31, 2023	For three months ended March 31, 2022
Loss before income tax expense	$(15,267)	$(611,574)
Computed tax benefit with statutory tax rate	(3,206)	(128,430)
Impact of different tax rates in other jurisdictions	(2,519)	8,233
Impact of preferred tax rate	687	-
Changes in valuation allowance	31,390	120,197
Total income tax expense	$26,352	$-

Discontinued operations

The effective tax rate for the discontinued operations was 0% for the three months ended March 31, 2023 and 2022, respectively.

	For three months ended March 31, 2023	For three months ended March 31, 2022
Income/(Loss) before income tax expense	$(8,983)	$(179,765)
Computed tax benefit with statutory tax rate	(1,886)	(37,751)
Impact of different tax rates in other jurisdictions	(1,482)	22,920
Effect of preferred tax rate	404	-
Changes in valuation allowance	2,964	14,831
Total income tax expense	$-	$-

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities are as follows:

Continuing operations

	As of March 31,	As of December 31,
	2023	2022
Deferred tax assets
Tax loss carried forward	$-	-
Provision for impairment loss	-	1,533,964
Unvested restricted shares	-	-
Total deferred tax assets	-	1,533,964
Less: valuation allowance	-	(1,533,964)
Total Deferred tax assets, net of valuation allowance

Deferred tax liabilities
Total Deferred tax liabilities	$-	-
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	-

Discontinued operations

	As of March 31,	As of December 31,
	2023	2022
Deferred tax assets
Tax loss carried forward	$-	-
Provision for doubtful accounts	-	-
PPE, due to difference in depreciation	1,468	10,914
Total deferred tax assets	1,468	10,914
Less: valuation allowance	(1,468)	(10,914)
Total Deferred tax assets, net of valuation allowance	-	-

Deferred tax liabilities
Total Deferred tax liabilities	$-	-
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$-	-

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	March 31, 2023	December 31, 2022
Uncertain tax liabilities, beginning of period, discontinued operations	$-	-
Settlements with tax authority during current year	-	-
Uncertain tax liabilities, end of period, discontinued operations	$-	-

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the consolidated financial statements as of March 31, 2023 and December 31, 2022. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of March 31, 2023 and December 31, 2022, respectively.

Our discontinued operation, Hong Kong Takung, was selected for routine examination for its tax years ended December 31, 2016 through 2018 by Hong Kong Inland Revenue Department (“IRD”) during the fiscal year ended 2020. The examination had been concluded in May 2021 and the ultimate resolution of the tax examination concurred with the uncertain tax liabilities previously accrued. Hong Kong Takung settled the entire tax liabilities in June 2021. METAVERSE DIGITAL PAYMENT CO., LIMITED incurred corporate income tax payable of $26,354 during the first quarter of 2023. The Company does not expect the position of uncertain tax liabilities will significantly fluctuate within the next twelve months.

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

13. LEASES

The Company has operating leases for its office facilities. The Company’s office leases have an initial terms of twelve months therefore it is not required to record on the balance sheet per ASC 842, the Company recognizes lease expenses for these leases on a straight-line basis over the lease term.

Maturities of operating lease liabilities as of March 31, 2023 were as follow:

Maturity of Lease Liabilities	Operating Leases
Remaining 2023	$-
2024
2025
2026
2027
Thereafter
Total undiscounted lease payments	$-
Less: interest
Present value of lease payments	$-

14. COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of March 31, 2023 and December 31, 2022, the Company had no capital commitments.

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

Except for the above, as of March 31, 2023 and through the issuance date of the unaudited condensed consolidated financial statements included in this Form 10-Q, the Company does not have any other significant indemnification claims.

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

15. NET (LOSS) EARNINGS PER SHARE

The computation of the Company’s basic and diluted net loss per share is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net loss - continuing operations	$(41,619)	$(611,574)
Net loss - discontinued operations	(8,983)	(179,765)
Total net loss	(50,602)	(791,339)

Denominator:
Weighted-average shares outstanding-Basic	55,611,419	14,372,353
Stock options and restricted shares	-	-
Weighted-average shares outstanding-Diluted	55,611,419	14,372,353
Loss per share-continuing operations
-Basic	$0.001	$(0.043)
-Diluted	$0.001	$(0.043)

Loss per share-discontinued operations
-Basic	$0.000	$(0.013)
-Diluted	$0.000	$(0.013)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

As of March 31, 2023 and December 31, 2022, there were no outstanding stock options and no other securities that would potentially be converted to additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued were excluded from the calculation of diluted net loss per share.

16. SUBSEQUENT EVENTS

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

Effective April 14, 2023, the board of directors of Takung Art Co., Ltd. (the “Company”) approved the termination of Mr. Kwok Leung Paul Li position as the Company’s Co-Chief Executive Officer (“Co-CEO”) for cause, as defined in the executive employment agreement by and between the Company and the Co-CEO, dated July 20, 2021 (the “Employment Agreement”).

Annual Meeting of Shareholders

The Company will hold its 2022 annual meeting of shareholders on May 25, 2023. One of the proposals on the agenda is to vote for the approval of the proposed sale of the Company’s legacy business for a purchase price of $1.5 million.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following tables set forth our interim condensed consolidated statements of income data:

	Three months ended March 31,
	2023	% of Revenue	2022	% of Revenue
	(Unaudited)		(Audited)
Revenue	$699,741	100.0	$-	-
Cost of revenue	(150,930)	(21.6)	-	-
Selling expense	-	-	-	-
General and administrative expenses	(657,343)	(93.9)	(611,475)	-
Total costs and expenses	(808,273)	(115.5)	(611,475)	-
Loss from operations	(108,532)	(15.5)	(611,475)	-
Interest and other income (expenses), net	93,265	13.3	(99)	-
Loss before income tax expense	(15,267)	(2.1)	(611,574)	-
Loss from discontinued operations	(8,983)	(1.3)	(179,765)	-
Income tax benefit (expense)	(26,352)	(3.8)	-	-
Net loss	$(50,602)	(7.2)	$(791,339)	-

Revenue

For the three months ended March 31, 2023 and 2022, our continuing operations generated $699,741 and nil revenue. For the three months ended March 31, 2023 and 2022, our discontinued operations did not generate revenues respectively.

Revenue by category

The following table presents our revenue of our discontinued operations:

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Listing fee revenue	$-	$-
Commission revenue	699,741	-
Management fee revenue	-	-
Subtotal	699,741	-
Less: Cost of revenue – discontinued operations	-	-
Total	$699,741	$-

Revenue by customer type

The following table presents our revenue by customer type of our discontinued operations:

	Three months ended March 31,
	2023	2022
Customers	$699,741	$-
Subtotal	699,741	-
Less: Revenue- discontinued operations	-	-
Total	$699,741	$-

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks.

(ii)	Commission fee revenue

For Customers, the commission revenue was calculated based on a percentage of transaction value of artworks, which we charge trading commissions for the purchase and sale of the ownership shares of the artworks. The commission is typically 5% of the total amount of each transaction. The commission is accounted for as revenue and immediately deducted from the proceeds from the sales of artwork units when a transaction is completed.

Commission revenue for the three months ended March 31, 2023 and 2022 was $699,741 and nil from discontinued and continued operations respectively.

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

During the three months period ended March 31, 2023 and 2022, our operations did not generate management fee revenue.

Cost of Revenue

Cost of revenue of our discontinued operations primarily includes the following: commission paid to service agents, depreciation, internet service charges, artwork insurance and artwork storage costs.

	For three months ended March 31,
	2023	2022
Commission paid to service agents	$-	$-
Depreciation	-	-
Internet service charge	150,930	-
Artwork insurance	-	-
Artwork storage	-	-
Subtotal	150,930	-
Less: Cost of revenue – discontinued operations	-	-
Total	$150,930	$-

Cost of revenue of our discontinued operations for the three months ended March 31, 2023 and 2022 were $150,930 and nil respectively. Since the legacy online trading system was suspended in the fourth quarter in 2021 and our NFT online trading platform was not launched until May 2022, our discontinued and continuing operations did not generate any revenues and cost of revenue during the three months ended March 31, 2022.

Gross Profit

Gross profit for our operations was $548,811 and nil for three months ended March 31, 2023 and 2022, respectively.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2023 were $657,343 compared to $611,475 for the three months ended March 31, 2022.

The following table sets forth the main components of our general and administrative expenses of our continuing operations and for discontinued operations for the three months ended March 31, 2023 and 2022.

	For three months ended March 31, 2023 (Unaudited)		For three months ended March 31, 2022 (Unaudited)
	Amount($)	% of Total	Amount($)	% of Total
Salary and welfare	352,660	52.9%	90,052	11.3%
Office, insurance and rental expenses	2,784	0.4%	89,206	11.2%
Legal and professional fees	247,551	37.2%	186,781	23.4%
Consultancy fee	54,000	8.1%	126,834	15.9%
Depreciation expenses	348	0.1%	350	0.0%
Others	-	0.0%	118,252	14.8%
Total general & administrative expenses-continuing operations	657,343	98.7%	611,475	76.7%
Total general & administrative expenses-discontinued operations	8,896	1.3%	185,334	23.3%
Total	$666,239	100.0%	$796,809	100.0%

Our continuing operations did not incur any selling expense for the three months ended March 31, 2023 and 2022. The selling expense of our discontinued operation was nil for the three months ended March 31, 2023 and 2022, respectively.

Other (expenses) income

Other (expenses) income for the continuing operations for the three months ended March 31, 2023 and 2022 were $93,265 and $(99), respectively. Other expenses were related to bank charges.

Other (expenses) income for the discontinued operations for the three months ended March 31, 2023 and 2022 were $(87) and $(167).

Loss before income taxes

Our continuing operations incurred loss before income taxes $15,267 and $611,574 for the three months ended March 31, 2023 and 2022, respectively. Loss before income taxes of our continuing operations was significantly higher for the three months ended March 31, 2023 compare to the same period in 2022 as we incurred a higher commission revenue in 2023 as discussed above.

Our discontinued operations incurred loss before income taxes, $8,983 and $179,765 for the three months ended March 31, 2023 and 2022, respectively.

Income tax expense

For the three months ended March 31, 2023 and 2022, our continuing operations incurred income tax expense as $26,352 and $nil, respectively.

The income tax expense from the discontinued operations for the three months ended March 31, 2023 and 2022 were both nil.

Net Loss

As a result of our operations aforementioned, our net loss after income taxes for continuing operations for the three months ended March 31, 2023 and 2022 were $41,619 and $611,574, respectively. Our discontinued operations generated net loss after income tax $8,983 and $179,765 for the three months ended March 31, 2023 and 2022, respectively.

Foreign currency translation gain (loss)

We had a foreign currency translation gain (loss) for the three months ended March 31, 2023 and 2022 of $(2,253) and $21,059, respectively.

Comprehensive gain/(loss)

As a result of the above, we posted a comprehensive loss of $52,855 and $770,280 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following tables set forth our interim condensed consolidated statements of cash flow:

	For three months ended March 31
	2023	2022
Net cash provided by operating activities-continuing operations	$1,135,255	$1,716,197
Net cash used in operating activities- discontinued operations	(87)	(156,101)
	1,135,168	1,560,096

Net cash used in investing activities- continuing operations	-	-
Net cash used in investing activities- discontinued operations	-	(1,153)
	-	(1,153)

Net cash provided by financing activities-continuing operations	200,000	300,000
Net cash provided by financing activities-discontinued operations		-
	200,000	300,000

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	(170)	42,534
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	(597)	(56,203)
	(767)	(13,669)

Net increase (decrease) in cash and cash equivalents - continuing operations	1,335,084	2,058,731
Net (decrease) increase in cash and cash equivalents and restricted cash- discontinued operations	(684)	(213,457)
	1,334,400	1,845,274

Cash and cash equivalents, beginning balance- continuing operations	67,500,438	1,503,153
Cash and cash equivalents and restricted cash, beginning balance- discontinued operations	96,797	338,542
	67,597,235	1,841,695

Cash and cash equivalents and restricted cash, ending balance- continuing operations	$68,835,522	$3,561,884
Cash and cash equivalents and restricted cash, ending balance- discontinued operations	96,113	125,085
	$68,931,635	$3,686,969

Sources of Liquidity

The cash and cash equivalent and the restricted cash balances from the continuing operations as of March 31, 2023 were $65,439,927 and $3,395,595, respectively.

The cash and cash equivalent balance from the discontinued operations as of March 31, 2023 was $96,113.

For the three months ended March 31, 2023, net cash provided by operating activities from continuing operation was $1,135,255. There was no cash inflow from investing activities from our continuing operations during the three months ended March 31, 2023. Our continuing operations incur net cash used in financing activities, $200,000 during the three months ended March 31, 2023.

For the three months ended March 31, 2023, net cash used in operating activities by our discontinued operations was $87. Net cash provided by investing activities by our discontinued operations was nil. Our discontinued operations did not incur cash inflow or outflow from financing activities.

The cash and cash equivalent and the restricted cash balances from the continuing operations as of March 31, 2022 were $1,533,468 and $2,028,416, respectively.

The cash and cash equivalent balance from the discontinued operations as of March 31, 2022 was $125,085.

For the three months ended March 31, 2022, net cash provided by operating activities from continuing operation was $1,716,197. While there was no cash inflow or outflow from investing activities from our continuing operations during the three months ended March 31, 2022, our continuing operations incur net cash provided by financing activities, $300,000.

For the three months ended March 31, 2022, net cash used in operating activities by our discontinued operations was $156,101. Net cash used in investing activities by our discontinued operations was $1,153. Our discontinued operations did not incur cash inflow or outflow from financing activities.

As of March 31, 2023, the total current liabilities from the continuing operations were $8,074,673. Total current liabilities from our discontinued operations were $8,647,562.

As of March 31, 2023, the continuing operations of the Company had cash, restricted cash and cash equivalents of $68,835,522, a working capital in an amount of $60,852,308 and the net assets of $60,857,408. The Company’s discontinued operations had cash and cash equivalent of $96,113, a working deficit of $8,550,147, and net liabilities of $8,503,481.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Kuangtao Wang and our Chief Financial Officer, Mr. Jianguang Qian. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2023 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of the Certificate of Incorporation (1)

3.4	Certificate of Amendment of the Certificate of Incorporation (1)

3.5	Certificate of Amendment (2)

3.6	Certificate of Amendment (3)

3.7	Certificate of Amendment (4)

4.1	Form of Warrant (5)

4.2	Form of Warrant (6)

10.1	Employment Agreement of Jianguang Qian, dated January 5, 2022 (7)

10.2	Employment Agreement of Kuangtao Wang, dated January 4, 2022 (7)

10.3	Form of Securities Purchase Agreement (5)

10.4	Form of Termination Agreement (5)

10.5	Form of Amended and Restated Securities Purchase Agreement (6)

10.6*	Loan Agreement dated February 16, 2022 (8)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

(1)	Incorporated herein by reference to the exhibits to our registration statement on Form S-1 filed with the SEC on August 16, 2011.

(2)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on March 7, 2013.

(3)	Incorporated herein by reference to the exhibit to our current report on Form 8-K filed with the SEC on November 6, 2014.

(4)	Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on August 12, 2015.

(5)	Incorporated herein by reference to exhibits to our current report on Form 8-K filed with the SEC on February 23, 2022.

(6)	Incorporated herein by reference to exhibits to our current report on Form 8-K filed with the SEC on March 25, 2022.

(7)	Incorporated herein by reference to exhibits to our current report on Form 8-K filed with the SEC on January 7, 2022.

(8)	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2023	TAKUNG ART CO., LTD

	By:	/s/ Kuangtao Wang
Kuangtao Wang
Chief Executive Officer

	By:	/s/ Jianguang Qian
Jianguang Qian
Chief Financial Officer
(Principal Financial and Accounting Officer)