Form 10-Q
period 2023-06-30
Takung Art Co., Ltd
filed 2023-08-14
CIK 1491487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, 34,991,886 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

FORM 10-Q

TAKUNG ART CO., LTD

i

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars except Number of Shares)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$63,642,594	$63,655,877
Restricted cash	3,559,910	2,705,750
Prepayment and other current assets, net	1,896,962	5,557
Current assets – discontinued operations	-	1,322,503
Total current assets	69,099,466	67,689,687

Non-current assets
Non-marketable investment, net	-	-
Non-current assets – discontinued operations	-	61,376
Total non-current assets	-	61,376
Total assets	$69,099,466	$67,751,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses and other payables	$4,009,043	$2,131,891
Current liabilities - discontinued operations	-	8,700,835
Advance from customers	3,559,910	2,705,750
Short term borrowings from a third party	2,050,000	1,550,000
Tax payables	316,616	255,805
Total current liabilities	9,935,569	15,344,281

Non-current liabilities
Total non-current liabilities	-	-
Total liabilities	9,935,569	15,344,281

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock (1,000,000,000 shares authorized; $0.001 par value; 34,991,886 shares issued and outstanding as of June 30, 2023; 34,991,886 shares issued and outstanding as of December 31, 2022)	34,992	34,992
Additional paid-in capital	92,526,972	92,526,972
Accumulated deficit	(33,398,067)	(39,797,696)
Accumulated other comprehensive loss	-	(357,486)
Total shareholders’ equity	59,163,897	52,406,782
Total liabilities and shareholders’ equity	$69,099,466	$67,751,063

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars except Number of Shares)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Listing fee-Continuing operations	$-	$-	$-	$-
Listing fee-Discontinued operations	-	-	-	-
Commission-Continuing operations	574,777	694,175	1,274,518	694,175
Commission-Discontinued operations	-	-	-	-
Management fee-Continuing operations	-	-	-	-
Management fee-Discontinued operations	-	-	-	-
Revenue-Continuing operations	574,777	694,175	1,274,518	694,175
Revenue-Discontinued operations	-	-	-	-

Cost of revenue-continuing operations	(150,330)	(150,930)	(301,260)	(150,930)
Cost of revenue-discontinued operations	-	-	-	-

Gross profit-continuing operations	424,447	543,245	973,258	543,245
Gross profit-discontinued operations	-	-	-	-

Operating expenses:
General and administrative expenses-Continuing operations	(729,060)	(7,383,094)	(1,386,055)	(7,811,719)
General and administrative expenses-Discontinued operations	(6,408)	(268,750)	(21,946)	(631,198)
Gain on disposal of subsidiaries	6,869,809	-	6,869,809	-
Total operating expenses - Continuing operations	(729,060)	(7,383,094)	(1,386,055)	(7,811,719)
Total operating expenses - Discontinued operations	6,863,401	(268,750)	6,847,863	(631,198)

Loss from continuing operations	(304,613)	(6,839,849)	(412,797)	(7,268,474)

Other income and expenses:
Other(expenses) income-Continuing operations	294,746	(8,808)	394,218	(8,808)
Other(expenses) income-Discontinued operations	-	8,633	-	8,367
Total other income (expenses)	294,746	(175)	394,218	(441)

Loss before income taxes-Continuing operations	(9,867)	(6,848,657)	(18,579)	(7,277,282)

Income tax expenses-Continuing operations	35,959	48,996	62,311	48,996

Net loss from continuing operations	(45,826)	(6,897,653)	(80,890)	(7,326,278)

Loss before income tax-Discontinued operations:
Profit/(Loss) from Discontinued operations	6,863,401	(260,117)	6,847,863	(622,831)
Income tax expenses-Discontinued operations
Tax expense	-	-	-	-
Deferred tax benefit	-	-	-	-

Net profit/(loss) from discontinued operations	6,863,401	(260,117)	6,847,863	(622,831)

Net profit/(loss)	$6,817,575	$(7,157,770)	$6,766,973	$(7,949,109)

Foreign currency translation adjustment	(7,605)	180,638	(9,858)	201,697

Comprehensive income/(loss)	$6,809,970	$(6,977,132)	$6,757,115	$(7,747,412)

Loss from continuing operations per common share - basic	$(0.001)	$(0.299)	$(0.002)	$(0.391)
Loss from continuing operations per common share -Diluted	$(0.001)	$(0.299)	$(0.002)	$(0.391)
Profit/(Loss) from discontinued operations per common share - basic	$0.196	$(0.011)	$0.196	$(0.033)
Profit/(Loss) from discontinued operations per common share - Diluted	$0.196	$(0.011)	$0.196	$(0.033)
Weighted average number of common shares outstanding-basic	34,991,886	23,036,046	34,991,886	18,728,132
Weighted average number of common shares outstanding-diluted	34,991,886	23,036,046	34,991,886	18,728,132

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Stated in U.S. Dollars except Number of Shares)

(UNAUDITED)

	Number of shares	Common Stock	Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2022	$34,991,886	$34,992	$92,526,972	$(39,797,696)	$(357,486)	$52,406,782
Net loss from continuing operations	-	-	-	(35,064)	-	(35,064)
Net loss from discontinued operations	-	-	-	(15,538)	-	(15,538)
Foreign currency translation adjustment	-	-	-	-	(2,253)	(2,253)
Balance, March 31, 2023	34,991,886	34,992	92,526,972	(39,848,298)	(359,739)	52,353,927

Net loss from continuing operations	-	-	-	(45,826)	-	(45,826)
Net loss from discontinued operations	-	-	-	(6,408)	-	(6,408)
Disposal of subsidiaries	-	-	-	6,502,465	367,344	6,869,809
Foreign currency translation adjustment	-	-	-	-	(7,605)	(7,605)
Balance, June 30, 2023	34,991,886	$34,992	$92,526,972	$(33,398,067)	$-	$59,163,897

	Number of shares	Common Stock	Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance, December 31, 2021	14,372,353	$14,372	$32,547,585	$(29,444,185)	$(341,089)	$2,776,683
Net loss from continuing operations	-	-	-	(428,625)	-	(428,625)
Net loss from discontinued operations				(362,714)		(362,714)
Foreign currency translation adjustment	-	-	-	-	21,059	21,059
Balance, March 31, 2022	14,372,353	14,372	32,547,585	(30,235,524)	(320,030)	2,006,403

Issuance of ordinary shares for restricted stock award	10,238,910	10,239	29,989,768	-	-	30,000,007
Net loss from continuing operations	-	-	-	(6,897,653)	-	(6,897,653)
Net loss from discontinued operations				(260,117)		(260,117)
Foreign currency translation adjustment	-	-	-	-	180,638	180,639
Balance, June 30, 2022	24,611,263	$24,611	$62,537,353	$(37,393,294)	$(139,392)	$25,029,278

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

TAKUNG ART CO., LTD AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net loss from continuing operations	$(80,890)	$(7,326,278)
Net loss from discontinued operations	6,847,863	(622,831)

Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss	-	6,265,686
Changes in operating assets and liabilities(decrease)increase in:
Prepayment and other current assets	(1,891,405)	216,416
Customer deposits	854,160	4,645,449
Accrued expenses and other payables	1,459,012	(44,167)
Net cash provided by operating activities - continuing operations	$340,877	$3,757,106
Net cash used in/(provided by) operating activities - discontinued operations	(1,267,255)	1,603,097
Net cash provided by operating activities	(926,378)	5,360,203

Cash flows from investing activities:
Net cash used in investing activities-continuing operations	-	-
Net cash used in investing activities-discontinued operations	61,376	(1,656)
Net cash used in investing activities	61,376	(1,656)

Cash flows from financing activities:
Net cash provided by financing activities-continuing operations	500,000	30,300,007
Net cash provided by financing activities-discontinued operations	-	-
Net cash provided by financing activities	500,000	30,300,007

Effect of exchange rate change on cash, cash equivalents and restricted cash from continuing operations	-	206,456
Effect of exchange rate change on cash, cash equivalents and restricted cash from discontinued operations	(29,729)	(400,243)

Net change in cash and cash equivalents, and restricted cash from continuing operations	840,877	34,263,569
Net change in cash and cash equivalents, and restricted cash from discontinued operations	(1,235,608)	1,201,198

Cash, cash equivalents and restricted cash, beginning balance	66,361,627	1,503,153
Cash and cash equivalents, and restricted cash beginning balance from discontinued operations	1,235,608	338,542
Cash and cash equivalents, and restricted cash beginning balance	67,597,235	1,841,695

Cash and cash equivalents, and restricted cash ending balance from continuing operations	$67,202,504	$35,766,722
Cash and cash equivalents and restricted cash ending balance from discontinued operations	-	1,539,740
Cash and cash equivalents and restricted cash ending balance	$67,202,504	$37,306,462

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	-	-
Cash and cash equivalents-continuing operations	$63,642,594	$31,121,273
Restricted cash as of June 30, 2023 and 2022, respectively	3,559,910	4,645,449
Total cash, cash equivalents and restricted cash-continuing operations	$67,202,504	$35,766,722

Cash and cash equivalents-discontinued operations	$-	$1,539,740
Restricted cash - discontinued operations	-	-
Total cash, cash equivalents and restricted cash-discontinued operations	$-	$1,539,740

Supplemental cash flows information:
Cash paid for interest-continuing operations	$-	$-
Cash paid for interest-discontinued operations	$-	$-
Cash paid for income taxes-continuing operations	$-	$-
Cash paid for income taxes-discontinued operations	$-	$-

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

Hong Kong Takung was incorporated in Hong Kong on September 17, 2012 and operates an electronic online platform for offering and trading artwork. The Company generates revenue from its services in connection with the offering and trading of artwork on its system, primarily consisting of listing fees, trading commissions, and management fees. The Company conducts business primarily in Hong Kong, People’s Republic of China. Pursuant to SPA dated November 1, 2022,  by and among (i) Fecundity Capital Investment Co., Ltd., a British Virgin Islands company (the “Purchaser”), (ii) Hong Kong Takung Art Company Limited (“Hong Kong Takung”), a Hong Kong company and Hong Kong MQ Group Limited, a Hong Kong company (“Hong Kong MQ,” together with Hong Kong Takung, the “Targets”), and (iii) Takung Art Co., Ltd., a Delaware corporation (“TKAT” or the “Seller”).  the Seller desires to sell to the Purchaser, and the Purchaser desire to purchase from the Seller, all of the Purchased Shares (as hereinafter defined) in exchange for US$1,500,000 (the “Purchase Price”). As of May 23, 2023, The Company’s stockholders approved the proposed sale (the “Disposition”) of our subsidiaries, Hong Kong MQ Group Limited, Hong Kong Takung Art Company Limited to Fecundity Capital Investment Co., Ltd for a purchase price of US$1,500,000.The Company completed the disposal of the Targets and the Purchase Price was settled in July 2023.

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

Hong Kong MQ Group Limited (“Hong Kong MQ”) was formed in Hong Kong on November 27, 2018, and is engaged in blockchain and non-fungible tokens (“NFT”) businesses, including consultancy service for NFT launch projects, developing its own NFT marketplace to facilitate users to buy and sell NFTs, as well as development of block chain-based online games. On June 19, 2019, as a result of a private transaction, one (1) share of common stock of Hong Kong MQ was transferred from Ms. Hiu Ngai Ma to the Company. The net asset of Hong Kong MQ was $nil as of the acquisition date. The consideration paid for the ownership transfer, which represent 100% of the issued and outstanding share capital of Hong Kong MQ, was $0.13 (HK$1). Hong Kong MQ became a direct wholly-owned subsidiary of the Company. Pursuant to SPA dated November 1, 2022,  by and among (i) Fecundity Capital Investment Co., Ltd., a British Virgin Islands company (the “Purchaser”), (ii) Hong Kong Takung Art Company Limited (“Hong Kong Takung”), a Hong Kong company and Hong Kong MQ Group Limited, a Hong Kong company (“Hong Kong MQ,” together with Hong Kong Takung, the “Targets”), and (iii) Takung Art Co., Ltd., a Delaware corporation (“TKAT” or the “Seller”).  the Seller desires to sell to the Purchaser, and the Purchaser desire to purchase from the Seller, all of the Purchased Shares (as hereinafter defined) in exchange for US$1,500,000 (the “Purchase Price”). As of May 23, 2023, The Company’s stockholders approved the proposed sale (the “Disposition”) of our subsidiaries, Hong Kong MQ Group Limited, Hong Kong Takung Art Company Limited to Fecundity Capital Investment Co., Ltd for a purchase price of US$1,500,000.The Company completed the disposal of the Targets and the Purchase Price was settled in July 2023.

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

NFT Limited was incorporated in Cayman Island on September 30, 2022  and is wholly owned by Takung Art Co., Ltd. This entity is engaged to be the surviving company pursuant to the Company.

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

On August 21, 2021, Takung and Cultural Objects entered to an amendment to the SPA. The amendment provides that the original purchase price was amended to be $500,000 in cash and the issuance of 771,040 restricted shares of common stock of Takung to Cultural Objects in exchange for 54,100 shares of common stock of Cultural Objects, and, subject to the satisfaction of the conditions stipulated in the SPA, the issuance of 787,440 unvested restricted shares of common stock of Takung to Cultural Objects in exchange for 32,460 unvested shares of common stock of Cultural Objects. The cash consideration of $500,000 was paid to Cultural Objects by the end of August 2021. On September 9, 2021, an aggregate amount of 1,558,480 restricted shares of common stock of Takung issued to Cultural Objects in an exchange for an aggregate 86,560 shares of common stock of Cultural Objects. Together with the cash consideration paid $500,000 and the total value of the restricted shares issued to Cultural Objects, $10,130,120, the total value of the investment in Cultural Objects was $10,630,120. As of June 30, 2023 the investment in Cultural Objects was fully impaired.

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

Basis of consolidation

The interim condensed consolidated financial statements include the financial statements of the Company, and its subsidiaries, NFT Ltd, NFT Exchange, NFT Digital, Metaverse Payment, Hong Kong Takung, Tianjin Takung and Hong Kong MQ. All intercompany transactions and balances have been eliminated on consolidation.

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

Due to the suspension of the operation of Tianjin Takung by the local authority in the fourth quarter of 2021, Hong Kong Takung lost its control over Tianjin Takung. The Company plans to dispose Hong Kong Takung, and is actively seeking buyers for Hong Kong Takung and related operations in order to focus on its blockchain and NFT business operation. As of June 30, 2022 and December 31, 2021, the operation of Hong Kong Takung was classified as a discontinued operation and as of December 31, 2021, the operation Tianjin Takung was deconsolidated. For the six months ended June 30, 2023, the operation of Hong Kong Takung and Hong Kong MQ was presented in discontinued operations.

Pursuant to the disposition agreement, On November 1, 2022, Takung Art Co., Ltd. (the “Company”), Hong Kong Takung Art Company Limited (“Hong Kong Takung”) and Hong Kong Takung Art Company Limited (“Hong Kong MQ”, together with Hong Kong Takung, the “Targets”), the Company’s wholly owned subsidiaries, and Fecundity Capital Investment Co., Ltd. (the “Purchaser”), entered into a certain share purchase agreement (the “Disposition SPA”). Pursuant to the Disposition SPA, the Purchaser agreed to purchase the Targets in exchange for cash consideration of $1,500,000 (the “Purchase Price”). Upon the closing of the transaction (the “Disposition”) contemplated by the Disposition SPA, the legacy business is no longer with the Company after June 30, 2023.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2023 and December 31, 2022.

Comprehensive loss

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 220 “Reporting Comprehensive Income” and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. For the six months ended June 30, 2023 and 2022, the Company’s comprehensive loss includes net loss and foreign currency translation adjustment.

Foreign currency translation and transaction

The functional currency of, Hong Kong Takung, Hong Kong MQ and Tianjin Takung are the Hong Kong Dollar (“HKD”); Metaverse Payment, NFT Ltd, NFT Digital and NFT Exchange are the United States Dollar (“USD”)

The reporting currency of the Company is USD.

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

For the purpose of presenting these financial statements, the Company’s assets and liabilities with functional currency of HKD are expressed in USD at the exchange rate on the balance sheet’s dates, which is 7.8385 and 7.8015 as of June 30, 2023 and December 31, 2022, respectively;

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

Restricted cash

Restricted cash represents the cash deposited by the NFT traders into a specific bank account under Takung (“the broker’s account”) in order to facilitate the trading of NFT in our online NFT platform. After the user’s registration is successful, the customer deposits must be transferred to the designated account of the platform through the bank account added by the user before the transaction starts, and a transfer application is submitted on the platform, which can enter the buyer’s platform account after financial review. Except for instructing the bank to deduct the commission, Takung has no right to use any funds in the broker’s account. Our restricted cash is denominated in USD. As of June 30, 2023, the ending balance of our restricted cash was $3,559,910.

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

There is no asset impairment during the six months ended June 30, 2023.

Intangible assets

Intangible assets represent the licensing cost for the trademark registration. For intangible assets with indefinite lives, the Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. For intangible assets with definite lives, they are amortized over estimated useful lives, and are reviewed annually for impairment. The Company has not recorded impairment of intangible assets as of June 30, 2023 and December 31, 2022.

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

The Company’s Hong Kong subsidiary of Metaverse Digital Payment Co., Limited accrued US$316,616 corporate income tax for the year ended June 30, 2023.

The Company did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of the interim condensed consolidated statements of operations for the six months ended June 30, 2023 and as of December 31, 2022.

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

Concentration of customers

There were no revenues from customers that individually represent greater than 10% of the total revenues during the six months ended June 30, 2023 and 2022.

Concentration of customer deposits

As of June 30, 2023 and December 31, 2022, there were no traders that individually accounted for greater than 10% of the Company’s total customer deposits.

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

3. PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets mainly consist of the prepaid tax, prepaid service fees, as well as staff advance.

	June 30,	December 31,
	2023	2022
	(Unaudited)
Deposit	$5,557	$5,557
Other current assets	1,891,405	-
Subtotal	1,896,962	5,557
Less: Prepayment and other current assets, net-discontinued operations	-	-
Prepayment and other current assets, net	$1,896,962	$5,557

No provision for doubtful accounts was recognized for the three and six months ended June 30, 2023 and 2022, respectively.

4. ACCOUNT RECEIVABLES, NET

Account receivables consisted of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Listing fee	$-	$-
Consultancy service	-	94,918
Less: allowance for doubtful accounts	-	(8,484)
Consultancy service	-	86,434
Less: Accounts receivables, net- discontinued operations	-	(86,434)
Account receivables, net	$-	$-

No provision for doubtful accounts was recognized for the three and six months ended June 30, 2023 and 2022, respectively.

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

The carrying value is measured as the total initial cost minus impairment. The carrying value for our non-marketable investment is nil and summarized below:

	June 30,	December 31,
	2023	2022

Total initial cost	$10,630,120	$10,630,120
Cumulative net gain (loss)	-	-
Provision for impairment	(10,630,120)	(10,630,120)
Total carrying value	$-	$-

For the six months ended June 30, 2023, we did not incur any unrealized gain or loss in connection with the non-marketable investment.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Furniture, fixtures and equipment	$-	$63,376
Leasehold improvements	-	23,072
Computer trading and clearing system	-	2,430,445
Sub-total	-	2,516,893
Less: accumulated depreciation	-	(2,496,135)
Sub-total	$-	$20,759
Less: Property and equipment, net-discontinued operations	-	(20,759)
Property and equipment, net	-	-

7. INTANGIBLE ASSETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Intangible assets	-	22,226
Less: accumulated amortization	-	-
Sub-total	$-	$22,226
Less: Intangible assets, net-discontinued operations	-	(22,226)
Total Intangible assets	-	-

8. ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Accruals for professional fees	$60,694	$-
Accruals for consulting fees	597,152	406,152
Payroll payables	924,000	451,800
Other payables	2,427,197	1,273,939
Subtotal	$4,009,043	$2,131,891
Add: Amount due to a related party	-	-
Total accrued expenses and other payables	4,009,043	2,131,891

9. SHORT-TERM BORROWINGS FROM A THIRD PARTY

The weighted average interest rate of outstanding short-term borrowings was nil% per annum as of June 30, 2023 and December 31, 2022. The fair value of the short-term borrowings approximates their carrying amounts.

Borrower	Account Name	Lender	Total	Effective Day	Due Day
NFT Exchange Limited	Loan payable	Guohui Li	250,000.00	2022/4/11	2024/4/10
NFT Exchange Limited	Loan payable	Guohui Li	500,000.00	2022/4/27	2024/4/26
NFT Exchange Limited	Loan payable	Guohui Li	500,000.00	2022/8/29	2023/8/28
NFT Exchange Limited	Loan payable	Guohui Li	200,000.00	2023/3/29	2024/3/28
NFT Exchange Limited	Loan payable	Guohui Li	300,000.00	2022/2/16	2024/2/15
NFT Exchange Limited	Loan payable	Guohui Li	300,000.00	2023/5/11	2024/6/28
Total			2,050,000.00

The third party by the name of Guohui Li has lent NFT Exchange Limited for the amount of $2,050,000.00.

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

The income tax provision consists of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	35,959	48,996	62,311	48,996
Total Current	$35,959	$48,996	$62,311	$48,996

Deferred:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	-	-	-
Total Deferred	$-	$-	$-	$-
Total income tax expense	$35,959	$48,996	$62,311	$48,996

A reconciliation between the Company’s actual provision for income taxes is as follows:

Continuing operations

The effective tax rate for the continuing operations was (335.3)% and (0.01)% for the six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss before income tax expense	$(9,867)	$(6,848,657)	$(18,579)	$(7,277,282)
Computed tax benefit with statutory tax rate	(2,072)	(640,916)	(3,902)	(640,916)
Impact of different tax rates in other jurisdictions	(1,628)	(13,363)	(3,066)	(13,363)
Impact of preferred tax rate	444	-	836	-
Non-deductible items:
Tax effect of non-deductible expenses	-	-	-	-
Changes in valuation allowance	39,215	703,275	68,443	703,275
Others	-	-	-	-
Total income tax expense	$35,959	$48,996	$62,311	$48,996

Discontinued operations

The effective tax rate for the discontinued operations was 0% for the six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss before income tax expense	$6,863,401	$(260,117)	$6,847,863	$(622,831)
Computed tax benefit with statutory tax rate	1,441,314	(93,427)	1,438,051	(448,656)
Impact of different tax rates in other jurisdictions	1,132,461	-	1,129,897	-
Impact of preferred tax rate	(875,084)	56,724	(873,103)	272,399
Non-deductible items:
Tax effect of non-deductible expenses	-	-	-	-
Changes in valuation allowance	(1,698,691)	36,703	(1,694,845)	176,257
Others	-	-	-	-
Total income tax expense	$-	$-	$-	$-

Uncertain tax positions

The reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

	June 30,	December 31,
	2023	2022
Uncertain tax liabilities, beginning of period	$-	$-
Settlements with tax authority during current year	-	-
Uncertain tax liabilities, end of period	$-	$-

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the respective jurisdictions, where applicable. The statute of limitations for the tax returns varies by jurisdictions.

The amounts of uncertain tax liabilities listed above are based on the recognition and measurement criteria of ASC Topic 740, and the balance is presented as current liability in the consolidated financial statements as of June 30, 2023 and December 31, 2022. The Company anticipated that the settlements with the taxing authority are remitted within one year.

Our policy is to include interest and penalty charges related to uncertain tax liabilities as necessary in the provision for income taxes. The Company has a liability for accrued interest of $nil as of June 30, 2023 and December 31, 2022, respectively.

Our discontinued operation, Hong Kong Takung, was selected for routine examination for its tax years ended December 31, 2016 through 2018 by Hong Kong Inland Revenue Department (“IRD”) during the fiscal year ended 2020. The examination had been concluded in May 2021 and the ultimate resolution of the tax examination concurred with the uncertain tax liabilities previously accrued and Hong Kong Takung has been disposed as of June 30, 2023.

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

11. GAIN ON DISPOSAL OF SUBSIDIARIES

Pursuant to the disposition agreement, On November 1, 2022, Takung Art Co., Ltd. (the “Company”), Hong Kong Takung Art Company Limited (“Hong Kong Takung”) and Hong Kong Takung Art Company Limited (“Hong Kong MQ”, together with Hong Kong Takung, the “Targets”), the Company’s wholly owned subsidiaries, and Fecundity Capital Investment Co., Ltd. (the “Purchaser”), entered into a certain share purchase agreement (the “Disposition SPA”). Pursuant to the Disposition SPA, the Purchaser agreed to purchase the Targets in exchange for cash consideration of $1,500,000 (the “Purchase Price”). Upon the closing of the transaction (the “Disposition”) contemplated by the Disposition SPA, the legacy business is no longer with the Company after June 30, 2023.

Net assets of the entities disposed and loss on disposal was as follows

	Hong Kong Takung	Hong Kong MQ	Total

Total assets	$3,593,849	$-	$3,593,849

Total liabilities	8,601,771	623,596	9,225,367

Total net liabilities	(5,007,922)	(623,596)	(5,631,518)

Total accumulated other comprehensive income	166,210	73,553	239,763

Loss from discontinued operations	6,555	15,391	21,946

Subtotal	(4,835,157)	(534,652)	(5,369,809)

Total consideration			1,500,000

Total gain on disposal of subsidiaries			$6,869,809

12. PROFIT/(LOSS) PER SHARE

The computation of the Company’s basic and diluted net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss - continuing operations	$(45,826)	$(6,897,653)	$(80,890)	$(7,326,278)
Net profit/(loss) - discontinued operations	6,863,401	(260,117)	6,847,863	(622,831)
Total net profit/(loss)	6,817,575	(7,157,770)	6,766,973	(7,949,109)

Denominator:
Weighted-average shares outstanding - Basic	34,991,886	23,036,046	34,991,886	18,728,132
Stock options and restricted shares	-	-	-	-
Weighted-average shares outstanding - Diluted	34,991,886	23,036,046	34,991,886	18,728,132

Loss per share-continuing operations
-Basic	(0.001)	(0.299)	(0.002)	(0.391)
-Diluted	(0.001)	(0.299)	(0.002)	(0.391)

Profit/(Loss) per share-discontinued operations
-Basic	0.196	(0.011)	0.196	(0.033)
-Diluted	0.196	(0.011)	0.196	(0.033)

Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

As of June 30, 2023 and December 31, 2022, there were no outstanding stock options, but there were warrants attached to PIPE executed on April 14, 2022 and June 27, 2022 securities that would potentially be converted to additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued were excluded from the calculation of diluted net loss per share.

13.  SUBSEQUENT EVENTS

On July 10, 2023, Mr. Jianguang Qian tendered his resignation as the Chief Financial Officer of Takung Art Co., Ltd. (the “Company”), effective immediately. Mr. Qian’s decision to resign was not the result of any disagreements with the Company on any matter related to the operations, policies, or practices of the Company.

On the same date, the nominating committee of the board of directors (the “Board”) of the Company appointed Mr. Yaobin Wang as the new Chief Financial Officer, effective immediately, to fill in the vacancy resulting from the resignation of Mr. Qian. In connection with Mr. Wang’s appointment, the Company and Mr. Wang entered into an employment agreement, dated July 10, 2023 (the “CFO Employment Agreement”), pursuant to which Mr. Wang will receive an annual base salary of $60,000 and discretionary share compensation for his services as Chief Financial Officer. His term of employment, which began July 10, 2023, is for one year, with the first three months being his probationary period. His employment may be terminated at any time during this probationary period and thereafter upon one month’s written notice. Mr. Wang may terminate his employment at any time for any reason or no reason upon three month’s advance written notice.

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

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THREE MONTHS ENDED JUNE 30, 2022

The following tables set forth our interim condensed consolidated statements of income data with a percentage:

	Three Months Ended June 30,
	2023	% of Revenue	2022	% of Revenue
	(Unaudited)		(Unaudited)
Revenue-Continuing operations	$574,777	100	$694,175	100
Revenue-Discontinued operations	-	-	-	-
Cost of revenue-Continuing operations	(150,330)	(26)	(150,930)	(21)
Cost of revenue-Discontinued operations	-	-	-	-
General and administrative expenses-Continuing operations	(729,060)	(127)	(7,383,094)	(1,064)
General and administrative expenses-Discontinued operations	(6,408)	-	(268,750)	-
Gain on disposal of subsidiaries-Continuing operations	-	-	-	-
Gain on disposal of subsidiaries-Discontinued operations	6,869,809	-	-	-
Total costs and expenses-Continuing operations	(879,390)	(153)	(7,534,024)	(1,085)
Total costs and expenses-Discontinued operations	6,869,809	-	(268,750)	-
Loss from continuing operations	(304,613)	(53)	(6,839,849)	(985)
Other(expenses)income - Continuing operations	294,746	51	(8,808)	(1)
Other(expenses)income - Discontinued operations	-	-	8,633	-
Loss before income taxes -Continuing operations	(9,867)	(2)	(6,848,657)	(986)
Income tax expense	35,959	6	48,996	7
Net loss from Continuing operation	$(45,826)	(8)	$(6,897,653)	(993)
Profit/(loss) before income tax-Discontinued operations	6,863,401	-	(260,117)	-
Income tax expenses-Discontinued operations
Tax expense	-	-	-	-
Deferred tax benefit	-	-	-	-
Net profit/(loss) from Discontinued operations	6,863,401	-	(260,117)	-
Net profit/(loss)	6,817,575	1,186	(7,157,770)	(1,031)

Revenue

For the three months ended June 30, 2023 and 2022, our operations generated revenues in an amount of $574,777 and $694,175, respectively.

The following table sets forth our interim condensed consolidated revenue by revenue source:

Three Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Listing fee-Continuing operations	$-	$-
Listing fee-Discontinued operations	-	-
Commission-Continuing operations	574,777	694,175
Commission-Discontinued operations	-	-
Management fee-Continuing operations	-	-
Management fee-Discontinued operations	-	-
Total Revenue-Continuing operations	$574,777	$694,175
Total Revenue-Discontinued operations	-	-

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks. For the three months ended June 30, 2023 and 2022, listing fee was $nil and $nil from discontinued and continued operations respectively.

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

Commission revenue for the three months ended June 30, 2023 and 2022 was $574,777 and $694,175 from discontinued and continued operations respectively.

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

During the three months period ended June 30, 2023 and 2022, our operations did not generate management fee revenue.

Revenue by customer type

The following table presents our revenue by customer type:

	Three months ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Customers	$574,777	$694,175
Subtotal	574,777	694,175
Less: Revenue - discontinued operations	-	-
Total	$574,777	$694,175

Cost of Revenue

	Three months ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$-	-
Depreciation	-	$-
Internet service charge	150,330	150,930
Artwork insurance	-	-
Artwork storage	-	-
Total	$150,330	$150,930

Cost of revenue of our continued and discontinued operations for the three months ended June 30, 2023 and 2022 were $150,330 and $150,930, respectively. The cost of revenue for the three months ended June 30, 2022 was incurred related to the revenue generated by our NFT online trading system.

Gross Profit

Gross profit for our operations was $424,447 and $543,245 for three months ended June 30, 2023 and 2022, respectively.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2023 were $735,468 compared to $7,651,844 for the three months ended June 30, 2022.

The following table sets forth the main components of the Company’s general and administrative expenses for the three months ended June 30, 2023 and June 30, 2022.

	Three months ended June 30,
	2023	% of Total	2022	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$300,829	40.9	$574,393	7.5
Office, insurance and rental expenses	3,829	0.5	34,682	0.5
Legal and professional fees	354,402	48.2	337,441	4.4
Consultancy fee	70,000	9.5	170,892	2.2
Impairment loss	-	-	6,265,686	81.9
Total general and administrative expense-Continuing operations	$729,060	99.1	$7,383,094	96.5
Total general and administrative expense-Discontinued operations	6,408	0.9	268,750	3.5
Total	735,468	100.0	7,651,844	100.0

Gain on disposal of subsidiaries

Gain on disposal of subsidiaries for the three months ended June 30, 2023 and 2022 were $6,869,809 and nil, respectively.

Other income/(expenses)

Other income/(expenses) for the continued operations for the three months ended June 30, 2023 and 2022 were $294,746 and $(8,808), respectively.

Other income for the discontinued operations for the three months ended June 30, 2023 and 2022 were $nil and $8,633, respectively.

Profit/(Loss) before income taxes

Our continuing operations incurred loss before income taxes $9,867 and $6,848,657 for the three months ended June 30, 2023 and 2022, respectively.

Our discontinued operations incurred profit/(loss) before income taxes, $6,863,401 and $(260,117) for the three months ended June 30, 2023 and 2022, respectively.

Income tax expense

For the three months ended June 30, 2023 and 2022, our continuing operations incurred income tax expense as $35,959 and $48,996, respectively.

The income tax expense from the discontinued operations for the three months ended June 30, 2023 and 2022 were $nil and $nil.

Net Profit/(Loss)

As a result of our operations aforementioned, our net losses after income taxes for continuing operations for the three months ended June 30, 2023 and 2022 were $45,826 and $6,897,653, respectively. Our discontinued operations generated net profit/(loss) after income tax $6,863,401 and $(260,117) for the three months ended June 30, 2023 and 2022, respectively.

Foreign currency translation gain (loss)

We had a foreign currency translation gain (loss) for the three months ended June 30, 2023 and 2022 of $(7,605) and $180,638, respectively.

Comprehensive loss

As a result of the above, we posted a comprehensive income of $6,809,970 and $(6,977,132) for the three months ended June 30, 2023 and 2022, respectively.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO SIX MONTHS ENDED JUNE 30, 2022

The following tables set forth our condensed consolidated statements of income data:

	Six Months Ended June 30,
		% of		% of
	2023	Revenue	2022	Revenue
	(Unaudited)		(Unaudited)
Revenue-Continuing operations	1,274,518	100	694,175	100
Revenue-Discontinued operations	-	-	-	-
Cost of revenue-Continuing operations	(301,260)	(24)	(150,930)	(22)
Cost of revenue-Discontinued operations	-	-	-	-
General and administrative expenses-Continuing operations	(1,386,055)	(109)	(7,811,719)	(1,125)
General and administrative expenses-Discontinued operations	(21,946)	-	(631,198)	-
Gain on disposal of subsidiaries-Continuing operations	-	-	-	-
Gain on disposal of subsidiaries-Discontinued operations	6,869,809	-	-	-
Total costs and expenses-Continuing operations	(1,687,315)	(132)	(7,962,649)	(1,147)
Total costs and expenses-Discontinued operations	6,847,863	-	(631,198)	-
Loss from continuing operations	-	-	(7,268,474)	(1,047)
Other(expenses)income-Continuing operations	394,218	31	(8,808)	(1)
Other(expenses)income-Discontinued operations	-	-	8,367	-
Loss before income taxes-Continuing operations	(18,579)	(1)	(7,277,282)	(1,048)
Income tax expenses-Continuing operations	62,311	5	48,996	7
Net loss from Continuing operations	$(80,890)	(6)	$(7,326,278)	(1,055)
Profit/(Loss) before income tax-Discontinued operations	6,847,863	-	(622,831)	-
Income tax expenses-Discontinued operations
Tax expense	-	-	-	-
Deferred tax benefit	-	-	-	-
Net profit/(loss) from Discontinued operations	6,847,863	-	(622,831)	-
Net profit/(loss)	6,766,973	531	(7,949,109)	(1,145)

Revenue

The following table sets forth our condensed consolidated revenue by revenue source:

Six months ended
June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Listing fee-Continuing operations	$-	$-
Listing fee-Discontinued operations		-
Commission-Continuing operations	1,274,518	694,175
Commission-Discontinued operations		-
Management fee-Continuing operations	-	-
Management fee-Discontinued operations	-	-
Revenue-Continuing operations	$1,274,518	$694,175
Revenue-Discontinued operations	-	-

(i)	Listing fee revenue

Listing fee revenue is calculated based on a percentage of the listing value and transaction value of artworks.

Listing value is the total offering price of an artwork when the ownership units are initially listed on our trading platform. We utilize an appraised value as a basis to determine the appropriate listing value for each artwork, or portfolio of artworks. For the six months ended June 30, 2023 and 2022, listing fee was $nil and $nil from discontinued and continued operations respectively.

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

Commission revenue for the six months ended June 30, 2023 and 2022 was $1,274,518 and $694,175 from discontinued and continued operations respectively.

(iii) Management fee revenue

Our legacy online trading platform charges Traders a management fee to cover the costs of insurance, storage, and transportation for an artwork and trading management of artwork units. The management fee is recognized when the artwork is sold and is deducted from proceeds from the sale of artwork ownership shares when there is a purchase and sale transaction.

Our operations did not generate management fee revenue from our legacy trading platform for the six months ended June 30, 2023, and our operations did not generate management fee revenue from our legacy trading platform for the six months ended June 30, 2022.

Revenue by customer type

The following table presents our revenue by customer type:

	Six months ended
	June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Customers	$1,274,518	$694,175
Subtotal	1,274,518	694,175
Less: Revenue-discontinued operations	-	-
Total	$1,274,518	$694,175

Cost of Revenue

	Six months ended
	June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Commissions paid to service agents	$-	$-
Depreciation	-	-
Internet service charge	301,260	150,930
Artwork insurance	-	-
Artwork storage	-	-
Total	$301,260	$150,930

Cost of revenue for the six months ended June 30, 2023 and June 30, 2022 was $301,260 and $150,930, respectively. The decline in cost of revenue for the six months ended June 30, 2023 compared to June 30, 2022 was mainly due to the continuing operations from the new NFT business is on the start stage and legacy business is treated as discontinued operations.

Gross Profit

Gross profit was $973,258 or 76.4% of the total revenue for the six months ended June 30, 2023, compared to $543,245 or 78.3% of the total revenue for the six months ended June 30, 2022.   Gross profit amount was increased by $430,013 while the gross profit margin was reduced by 1.9%.

Overall total revenue for the six months ended June 30, 2023 was increased by $580,343 or 83.6% compared to the same period in 2022, due to new NFT business started operation since the second quarter of 2022.

Operating Expenses

General and administrative expenses for the six months ended June 30, 2023 were $1,408,001, compared to $8,442,917, for the six months ended June 30, 2022.

The following table sets forth the main components of the Company’s general and administrative expenses for the six months ended June 30, 2023 and June 30, 2022.

	Six months ended June 30,
	2023	% of Total	2022	% of Total
	(Unaudited)		(Unaudited)
Salary and welfare	$653,489	46.4	$481,595	5.7
Legal and professional fees	601,953	42.7	644,869	7.6
Office, insurance and rental expenses	6,613	0.5	121,843	1.5
Consultancy fee	124,000	8.8	297,726	3.5
Impairment loss	-	-	6,265,686	74.2
Total general and administrative expense-Continuing operations	$1,386,055	98.4	$7,811,719	92.5
Total general and administrative expense-Discontinued operations	21,946	1.6	631,198	7.5
Total	1,408,001	100.0	8,442,917	100.0

Gain on disposal of subsidiaries

Gain on disposal of subsidiaries for the six months ended June 30, 2023 and 2022 were $6,869,809 and nil, respectively.

Other income/(expenses)

Other income/(expenses) for the continued operations for the six months ended June 30, 2023 and 2022 were $394,218 and $(8,808), respectively.

Other income for the discontinued operations for the six months ended June 30, 2023 and 2022 were $nil and $8,367, respectively.

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

The effective tax rates for the six months ended June 30, 2023 and 2022 were (335.3)% and (0.01)%, respectively.

The income tax expense were $62,311 and $48,996 for the six months ended June 30, 2023 and 2022, respectively.

Net profit/(loss)

We recorded a net profit for the six months ended June 30, 2023 of $6,766,973 compared to net loss of $(7,949,109) for the six months ended June 30, 2022.

The increase in the net profit by $14,716,082  during this current period compared to the same period ended June 30, 2022 as discussed above.

Liquidity and Capital Resources

The following tables set forth our consolidated statements of cash flow:

	Six months ended
	June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Net cash provided by operating activities-continuing operations	$340,877	$3,757,106
Net cash provided by operating activities- discontinued operations	(1,267,255)	1,603,097
	(926,378)	5,360,203

Net cash provided by investing activities- continuing operations	-	-
Net cash provided by investing activities- discontinued operations	61,376	(1,656)
	61,376	(1,656)
Proceeds from a short-term borrowing from a third party	-	-
Net cash provided by financing activities-continuing operations	500,000	30,300,007
Net cash provided by financing activities-discontinued operations	-	-
	500,000	30,300,007

Effect of exchange rate change on cash and cash equivalents, and restricted cash from continuing operations	-	206,456
Effect of exchange rate change on cash and cash equivalents, and restricted cash from discontinued operations	(29,729)	(400,243)
	(29,729)	(193,787)

Net increase in cash and cash equivalents - continuing operations	840,877	34,263,569
Net increase in cash and cash equivalents and restricted cash- discontinued operations	(1,235,608)	1,201,198
	(394,731)	35,464,767
Cash, cash equivalents and restricted cash, beginning balance- continuing operations	66,361,627	1,503,153
Cash and cash equivalents and restricted cash, beginning balance- discontinued operations	1,235,608	338,542
	67,597,235	1,841,695
Cash and cash equivalents and restricted cash, ending balance- continuing operations	$67,202,504	$35,766,722
Cash and cash equivalents and restricted cash, ending balance- discontinued operations	-	1,539,740
	$67,202,504	$37,306,462

Sources of Liquidity

The cash and cash equivalent and the restricted cash balances from the continuing operations as of June 30, 2023 and 2022 were $67,202,504 and $35,766,722 respectively.

The cash and cash equivalent balance from the discontinued operations as of June 30, 2023 were $nil and $1,539,740, respectively.

For the six months ended June 30, 2023, net cash provided by operating activities from continuing operation was $340,877. While there was no cash transactions related to investing activities from our continuing operations during the six months ended June 30, 2023, our continuing operations incur net cash provided by financing activities, $500,000.

For the six months ended June 30, 2023, net cash provided by in operating activities by our discontinued operations was $(1,267,255). Net cash provided by investing activities by our discontinued operations was $61,376. Our discontinued operations did not incur cash inflow or outflow from financing activities.

As of June 30, 2023, the total current liabilities from the continuing operations were $9,935,569, which included accrued expense and account payables amounting to $4,009,043, short term loan from a third party amounting to $2,050,000, advance from customers amounting to $3,559,910, tax payable amounting to $316,616. Total current liabilities from our discontinued operations amount to $nil.

As of June 30, 2023, the continuing operations of the Company had cash, restricted cash and cash equivalents of $67,202,504, a working capital in an amount of $59,163,897 and the total assets of $69,099,466.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Kuangtao Wang and our Chief Financial Officer, Mr. Yaobin Wang. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2023 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this report and except as set forth below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 17, 2023, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAKUNG ART CO., LTD

Date: August 14, 2023	By:	/s/ Kuangtao Wang
Kuangtao Wang
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Yaobin Wang
Yaobin Wang
Chief Financial Officer
(Principal Financial Officer)